Form 10QSB
period 1996-03-31
WINDSOR CAPITAL CORP
filed 1996-05-31
CIK 846377

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996
                                      --------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                          Commission File No. 33-26828
                                              --------

                            WINDSOR CAPITAL CORP.
       ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

      Delaware                                                  58-1921737
- - -------------------------------                          -----------------------
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

1111 Kane Concourse, Suite 505
Bay Harbour Islands, Florida                                           33154
- - ---------------------------------------                            -------------
(Address of Principal Executive Offices)                             (Zip Code)

Issuer's Telephone Number, Including Area Code:  (305) 864-3255
                                                 --------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X               NO
                         ----------             ----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares of common
                                                   --------------------------
stock, $.001 par value per share, were outstanding as of March 31, 1996.
- - ------------------------------------------------------------------------

                                  Page 1 of 7
                            Exhibit Index at Page 6

                        PART 1 - FINANCIAL INFORMATION

                          WINDSOR CAPITAL CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                     ASSETS


                                               March 31,     September 30,
                                                 1996            1995
                                               --------      -------------
Current assets
Cash.........................................  $  1,315       $ 16,575
Mutual funds, at market......................   433,666              -
Marketable securities,
  at market..................................         -        375,527
                                               --------       --------

        Total current assets.................  $434,981       $392,102
                                               ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and income taxes............  $ 10,700       $ 10,000
                                               --------       --------

        Total current liabilities............    10,700         10,000
                                               --------       --------

Stockholders' equity
Preferred stock, $.01 par value
       Authorized 10,000,000 shares
       None issued or outstanding
Common stock, $.001 par value
       Authorized 25,000,000 shares
       5,500,000 shares issued and
       outstanding...........................     5,500          5,500
Additional paid in capital...................   339,500        339,500
Retained earnings............................    79,281         37,102
                                               --------       --------

                                                424,281        382,102
                                               --------       --------

                                               $434,981       $392,102
                                               ========       ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)


                                       Six months          Three months
                                         ended                ended
                                       March 31,            March 31,
                                   1996        1995      1996       1995
                                   ----        ----      ----       ----
Revenues
  Dividend income...............   $20,170     $17,967   $10,101    $ 8,429
  Interest income.............           6          12         4          3
                                   -------     -------   -------    -------
                                    20,176      17,979    10,106      8,432
                                   -------     -------   -------    -------

Operating expenses............       1,650         470     1,650        470
                                   -------     -------   -------    -------

                                    18,526      17,509     8,455     17,509
                                   -------     -------   -------    -------

Other income (expenses)
Interest expense..............                    (192)
Gain (loss) on sale
   of marketable securities...                 (28,602)
Unrealized gain (loss)
   in marketable securities...      24,354       1,123     4,337     13,970
                                   -------     -------   -------    -------
                                    24,354     (27,671)    4,337     13,970
                                   -------     -------   -------    -------
Income before income
   taxes......................      42,880      32,063    12,792     21,932

Income tax....................         700         820       247
                                   -------     -------   -------    -------

Net income....................     $42,180     $31,243   $12,545    $21,932
                                   =======     =======   =======    =======

Net income per common share...     $  .008     $  .005   $  .002    $  .003
                                   =======     =======   =======    =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                           Six months ended
                                           ----------------
                                               March 31,
                                             -----------
                                          1996         1995
                                          ----         ----
Cash provided by (used for)

OPERATIONS
Net income (loss)                       $  42,180    ($ 10,162)
Increase (decrease) in payables               700       (4,682)
                                        ---------    ---------

Net cash provided by operations           (42,880)      14,844
                                        ---------    ---------

INVESTMENTS
Changes in marketable securities          (      )      13,814
                                        ---------    ---------

Net cash used for investments             (58,140)      13,814
                                        ---------    ---------

FINANCING
Changes in loans from brokers                           (1,826)
                                        ---------    ---------
Net cash provided by financing                          (1,826)
                                        ---------    ---------
Net increase (decrease) in cash           (15,260)      (2,856)

Cash, beginning of period                  16,575        3,793
                                        ---------    ---------

Cash, end of period                     $   1,315    $     937
                                        =========    =========


No cash was paid out for interest or income taxes


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


Item 1.  Basis of Presentation
- - -------  ---------------------

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month ended periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Item 2.  Management's Discussion and Analysis of Financial Position and Results
- - -------  ----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations

          The principal activity of the Company since inception has been to conserve its assets for use in connection with a business acquisition. At this date, the Company has no understandings, agreements or commitments with respect to any acquisition.

          Revenue during the three and six months ended March 31,1995 and 1996 consisted principally of dividend income. The Company also reported an unrealized gain in marketable securities for the six months and three months
ended March 31, 1996 and 1995.   No officer or director of the Company has
received or accrued any right to receive any cash compensation since the Company's inception. Net income has been retained for working capital.

Financial Condition, Liquidity and Capital Resources

          The Company had working capital and stockholders equity at March 31, 1996 and September 30, 1995 of $424,281 and $382,102, respectively. The Company will use these funds in connection with the acquisition of a business or assets, or for working capital in connection with any business acquired. See the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 for a description of the Company's business. It is quite possible that any acquisition, to the extent funded in whole or in part in cash, will require additional capital. Further, it is likely that the capital requirements of any business acquired will require additional capital. Any such capital may be obtained through loans, issuance of additional securities, or through other
financing arrangements to be funded concurrent with an acquisition.   There can
be no assurance that any such financing will be available when it is required, or that even if it is available, that it will be available on terms acceptable to the Company.

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

Financial Statements

     The following financial statements of the Company are included in this report:

            a.  Balance Sheet as of March 31, 1996 and September 30, 1995;

            b. Statement of Income for the three and six months ended March 31, 1996 and 1995;

            c. Statement of Cash Flows for the six months ended March 31, 1996 and 1995; and

            d.  Notes to Financial Statements.

Form 8-K

     The Company filed a Form 8-K dated January 29, 1996 reporting a change in its independent auditor.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WINDSOR CAPITAL CORP.

Date:   May 14   , 1996                    By: /s/ Robert M. Leopold
      -----------                              -------------------------------
                                               Robert M. Leopold, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                     Date
- - ---------                          -----                     ----


/s/ Robert M. Leopold              President/Principal       May 14 , 1996
- - -----------------------------      Executive Officer/
ROBERT M. LEOPOLD                  Director


/s/ Steve Gordon                   Treasurer/Principal       May 14 , 1996
- - -----------------------------      Financial and Accounting
STEVE GORDON                       Officer


/s/ Hershel Krasnow                Director                  May 14, 1996
- - -----------------------------
HERSHEL KRASNOW