Form 10QSB
period 1996-06-30
WINDSOR CAPITAL CORP
filed 1996-08-08
CIK 846377

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996
                                      -------------

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission File No. 33-26828
                                             --------

                            WINDSOR CAPITAL CORP.
      __________________________________________________________________
       (Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                         59-2754843
- --------------------------------                        ------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                         Identification No.)

1111 Kane Concourse, Suite 505
Bay Harbour Islands, Florida                                      33154
- -------------------------------------------                    -----------
(Address of Principal Executive Offices)                        (Zip Code)

        Issuer's Telephone Number, Including Area Code:  (305) 864-3255
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
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares of common
                                                   --------------------------
stock, $.001 par value per share, were outstanding as of June 30, 1996.
- -----------------------------------------------------------------------

                                  Page 1 of 7
                            Exhibit Index at Page 6

                        PART 1 - FINANCIAL INFORMATION

                          WINDSOR CAPITAL CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                    ASSETS



                                                 June 30,      September 30,
                                                   1996             1995
                                                ----------    --------------
Current assets
Cash..........................................  $    470        $  16,575
Mutual funds, at market.......................   465,308          375,527
                                                --------         --------
     Total current assets.....................  $465,778         $392,102
                                                ========         ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable............................. $  8,253           $ 10,000
Income taxes payable.........................      600                  -
                                              --------           --------
       Total current liabilities.............    8,853             10,000
                                              --------           --------

Stockholders' equity
Preferred stock, $.01 par value
       Authorized 10,000,000 shares
       None issued or outstanding
Common stock, $.001 par value
       Authorized 25,000,000 share
       5,500,000 shares issued and
       outstanding...........................    5,500              5,500
Additional paid in capital...................  339,500            339,500
Retained earnings............................  111,925             37,102
                                              --------           --------
                                               456,925            382,102
                                              --------           --------

                                              $465,778           $392,102
                                              ========           ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)


                                            Nine months                Three months
                                               ended                       ended
                                              June 30,                   June 30,
                                         1996          1995         1996          1995
                                       -----------  -----------  -----------  ------------
Revenues
Dividend income....................        $30,462   $  27,164      $10,292      $  9,197
  Interest income..................             10          20            4             8
                                           -------   ---------      -------      --------
                                            30,472      27,184       10,296         9,205
                                           -------   ---------      -------      --------

Operating expenses.................          5,553       4,335        3,903         3,865
                                           -------   ---------      -------      --------

                                            24,919      22,849        6,393         5,340
                                           -------   ---------      -------      --------

Other income (expenses)
Interest expense...................              -        (194)           -            (2)
Gain (loss) on sale of marketable
     securities....................              -     (36,757)           -        (8,155)
Unrealized gain (loss in marketable
     securities....................         50,504      29,931       26,150        28,808
                                           -------   ---------      -------      --------
Other Income (expenses) net........         50,504      (7,020)      26,150        20,651
                                           -------   ---------      -------      --------



Income before income
     taxes.........................         75,423      15,829       32,543        25,991

Income tax.........................            600       3,400         (100)        3,400
                                           -------   ---------      -------      --------

Net income.........................        $74,823   $  12,429      $32,643      $ 22,591
                                           =======   =========      =======      ========

Net income per common share........        $  .014   $    .002      $  .006      $   .004
                                           =======   =========      =======      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)



                                                           Nine months ended
                                                           -----------------
                                                               June 30,
                                                           -----------------
                                                           1996          1995
                                                           ----          ----
Cash provided by (used for)

OPERATIONS
Net income (loss)                                       $  74,823     $ 12,429
Increase (decrease) in payables                            (1,147)      (7,032)
                                                        ---------     --------

Net cash provided by (used for) operations                 73,676        5,397
                                                        ---------     --------

INVESTMENTS
(Increase) in marketable securities                       (89,781)      (6,034)

Net cash provided by (used for) investments               (89,781)      (6,034)

FINANCING
Increase (decrease) in loans from brokers                     -         (1,826)
                                                         --------      --------

Net cash provided by (used for) financing activities            -       (1,826)
                                                        ---------      --------

Net increase (decrease) in cash                           (16,105)      (2,463)

Cash, beginning of period                                  16,575        3,793
                                                        ---------     --------

Cash, end of period                                     $     470     $  1,330
                                                        =========     ========

No cash was paid out for interest or income taxes

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

ITEM 1.   BASIS OF PRESENTATION
- -------   ---------------------

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three and nine month ended periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS
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

          Revenue during the three and nine months ended June 30,1995 and 1996 consisted principally of dividend income. The Company also reported an unrealized gain in marketable securities for the three and nine months ended June 30, 1996 and 1995.

          No officer or director of the Company has received or accrued any right to receive any cash compensation since the Company's inception. Net income has been retained for working capital.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company had working capital and stockholders equity at June 30, 1996 and September 30, 1995 of $456,925 and $382,102, respectively. The Company will use these funds in connection with the acquisition of a business or assets, or for working capital in connection with any business acquired. See the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 for a description of the Company's business. It is quite possible that any acquisition, to the extent funded in whole or in part in cash, will require additional capital. Further, it is likely that the capital requirements of any business acquired will require additional capital. Any such capital may be obtained through loans, issuance of additional securities, or through other
financing arrangements to be funded concurrent with an acquisition.   There can
be no assurance that any such financing will be available when it is required, or that even if it is available, that it will be available on terms acceptable to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

FINANCIAL STATEMENTS

      The following financial statements of the Company are included in this report:

            a. Balance Sheet as of June 30, 1996 and September 30, 1995;

            b. Statement of Income for the three and nine months ended June 30,
               1996 and 1995;

            c. Statement of Cash Flows for the nine months ended June 30,
               1996 and 1995; and

            d. Notes to Financial Statements.


FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WINDSOR CAPITAL CORP.

Date:  August 5, 1996                          By: /s/ Robert M. Leopold
                                                  -----------------------------
                                                  Robert M. Leopold, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                     DATE
- ---------                -----                     ----



/s/ Robert M. Leopold
- ---------------------    President/Principal       August 5, 1996
ROBERT M. LEOPOLD        Executive Officer/
                         Director



/s/ Steve Gordon
- ---------------------    Treasurer/Principal       August 7, 1996
STEVE GORDON             Financial and Accounting
                         Officer


/s/ Hershel Krasnow
- ---------------------    Director                  August 7, 1996
HERSHEL KRASNOW