Form 10KSB
period 1996-09-30
WINDSOR CAPITAL CORP
filed 1997-01-24
CIK 846377

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended September 30, 1996
                                    ------------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _______________ to ___________________

                         Commission File No. 33-26828
                                             --------

                            WINDSOR CAPITAL CORP.
             ----------------------------------------------------
                (Name of Small Business Issuer in its Charter)

         Delaware                                            58-1921737
------------------------------                    ------------------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification No.)

1111 Kane Concourse, Suite 505
Bay Harbour Islands, Florida                                          33154
---------------------------------------                           --------------
(Address of Principal Executive Offices)                            (Zip Code)

       Issuer's Telephone Number, Including Area Code:  (305) 864-3255
                                                        --------------

             Securities registered under Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Each Class                                          on Which Registered

      None                                                           None
-------------------                                          -------------------

             Securities registered under Section 12(g) of the Act:

                                     None
                             --------------------
                               (Title of Class)

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
                     YES     X               NO
                         ----------             ----------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year are $40,923.

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last known bid quotation for the common stock, is $ N/A
           -------

The number of shares outstanding of the issuer's common stock ,$.001 par value per share, as of October 15, 1996 is 5,525,000.

                                     PART I
                                     ------


Item 1.   Description of Business
-------   -----------------------

     Windsor Capital Corp. (the "Company") was organized under the laws of the State of Delaware on June 24, 1988 by International Asset Management Group, Inc. ("IAMG"), the promoter and parent of the Company, for the purpose of providing a vehicle to raise capital and seek business opportunities. The Company completed an initial public offering of its securities in June 1989, raising net proceeds of approximately $220,000. Subsequent to the public offering, due to adverse events in the business of IAMG, the Company did not actively engage in its business. During 1993, the Company's current management and board of directors (collectively "Management") determined to again commence activities in furtherance of the Company's contemplated business objectives. Management thereafter retained new counsel and accountants and took steps to bring the Company into compliance with its reporting obligations under Section 15(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since 1993, the Company has been seeking new business opportunities. No businesses have been acquired through this date.

     The Company's business plan is to seek to acquire one or more potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that, as a result of its limited financial, managerial and other resources, the number of suitable potential businesses that may be available to it may be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the businesses in which it participates. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. Management's discretion is unrestricted, and the Company may participate in any business whatsoever that may, in the opinion of Management, meet the business objectives discussed herein. It is emphasized that such business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. At the present time, the Company has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to any business, property, or industry. Further, any business acquired by the Company may be in its preliminary or development stage, or may be a company with a matured business. No decisions have been made with respect to the stage of development of businesses to be sought for acquisition.

     The Company may purchase or otherwise acquire assets in order to establish a business or may purchase existing businesses. It may also make any investments in businesses which are deemed by the Board of Directors to be in the best interest of the Company. The Company at present has not determined which specific businesses or assets it may acquire. Further, the Company has not decided upon any particular industry in which to make an investment or acquire a business. Management will investigate any business which the Company may consider as a potential acquisition target. Management will make all decisions regarding the businesses or assets which may be acquired, except to the extent that state law requires such investments to be brought to the Company's stockholders for approval. The Company may, but is not obligated to, engage consultants with expertise or knowledge in a particular industry to advise it with regard to any proposed acquisitions. Such consultants may be independent or may be affiliates of the Company and IAMG. At this date, the Company has not engaged any consultants.

     It can be expected that the analysis of potential business endeavors will be undertaken by or under the supervision of Management. Management is comprised of individuals of varying business experiences and Management is relying on its own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate. It is quite possible that Management will not have business experience or expertise in the type of business engaged in by the company ultimately acquired. When making decisions, Management will consider, among other things, those factors described below, which are merely illustrative of the types of factors that Management may consider in evaluating a potential acquisition. Nevertheless, the consideration of these or other factors by Management in determining whether to invest in a particular business or acquire particular assets does not mean that Management will have any experience or expertise in the business or industry chosen.

     In analyzing a prospective business, Management will consider such factors as available technical, financial, and managerial resources; working capital and other financial requirements; such business' history of operations, if any, and prospects for the future; the nature of present and expected competition; the quality and experience of management that may be available and the depth of that management; the potential for further research, development, or exploration; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such business' products, services, and trade or service marks; and its name identification.

     In connection with any acquisition, Management expects to meet personally with the management of the target, visit the target's business operation, check references of the target's management and key personnel and conduct other reasonable due diligence, to the extent that the Company's limited resources and Management's technical expertise, if any, permit. Also, the Company will likely engage lawyers, accountants and other professionals to assist it in due diligence. Generally, Management will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling.

     The Company does not have a timetable for locating and investigating specific business proposals. Further, even after a business is located, the investigation, negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial additional time, effort and attention on the part of Management, attorneys, accountants and others, and result in costs associated therewith to be borne by the Company.
The time that these subsequent steps will take and the costs associated therewith also cannot be estimated. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred.

     Of the various methods and forms by which the Company may structure a transaction in acquiring another business, Management is likely to use one of the following forms: (i) a merger or consolidation of the acquired corporation into or with the Company; (ii) a merger or consolidation of the acquired corporation into or with a subsidiary of the Company organized to facilitate the acquisition (a subsidiary merger) or a merger or consolidation of such a subsidiary into or with the acquired corporation (a reverse subsidiary merger);
(iii) an acquisition of all or a controlling amount of the stock of the acquired corporation; or (iv) an acquisition of the assets of a business by the Company or a subsidiary organized for such purpose. If a merger or consolidation transaction involving the Company is used, the Company will most likely be the surviving corporation.

     It is likely that the consideration used by the Company to acquire a business will consist of shares of authorized but unissued common and preferred stock, although the Company may use cash and/or debt. In many cases, the owners or shareholders of such business will obtain an amount of shares sufficient to enable such individuals to control the Company. If the Company were to issue substantial additional securities in any acquisition, such issuances might have an adverse effect on any trading markets for the Company's common stock that may develop in the future. Further, the capital structure of the Company may change as a result of any acquisition, exposing the Company's shareholders to a greater risk of loss of their investment than they presently have.

     Whether the Company's shareholders will have a right, as a matter of Delaware law, to approve or disapprove of any proposed transaction will depend upon the form of the transaction chosen by Management. Because a transaction requiring shareholder approval gives Management less flexibility than one as to which only the approval of the Company's board of directors is required, the Company is more likely to choose a form of acquisition under which a shareholder vote is not required. With or without a shareholder vote, Management, in approving a transaction, may not violate its fiduciary duties to the Company or its shareholders.

     Federal income tax considerations may have an impact on the manner in which any proposed acquisition is structured. For example, if the Company uses Common Stock or other voting securities to acquire stock or assets of the acquired business, the Company may have to issue a significant amount of such securities, as opposed to cash or debt, because of certain requirements imposed by the provisions of the Internal Revenue Code of 1986 for obtaining bene ficial tax consequences associated with certain types of reorganizations. Accordingly, the proportional interests of the present shareholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such shareholders in the reorganized entity.

     Any acquisition by the Company may be deemed for accounting purposes to be a "reverse acquisition" for tax and accounting purposes. Under the reverse acquisition rules, the Company may not be able to offset future income against non-capital expenses and deductions incurred up to the acquisition. Further, for accounting purposes, if an acquisition is deemed to be a reverse acquisition, the financial statements of the acquired entity will become the historical financial statements of the Company.

     Further, companies subject to section 13 or 15(d) of the Exchange Act must furnish certain information about significant acquisitions, including certified financial statement for the company or companies acquired covering one, two or three years, depending upon the relative size of the acquisition. Thus, the Company will need to consider as a factor in determining whether to complete any particular acquisition, whether the required financial statements of the to-be-acquired entity are available or can be obtained within the time frames established by the Exchange Act.

     Further, the Company has not engaged and does not intend to engage, either on its own or through subsidiaries, in the business of (1) investing, reinvesting, or trading in securities as its primary business, or (2) of issuing face-amount certificates of the installment type. The Company does not intend to seek authority to pursue any business opportunity or transaction which would render the Company an "investment company" as the term is defined in the Investment Company Act of 1940, as amended. See, however, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is not engaged and does not intend to engage, in the business of advising others for compensation, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities; nor is it, nor will it be, part of the Company's regular business to issue or promulgate for compensation analyses or reports concerning securities. Additionally, the Company does not intend (i) to pursue any course of business that would render it an "investment adviser" under the Investment Advisers Act of 1940, as amended; or (ii) to acquire a company that is a broker-dealer of investment securities or commodities or a company affiliated with such a broker-dealer.

Competition

     There are inherent difficulties for any new company seeking to enter an established field. With regard to the business of the Company, namely the acquisition of a business or assets, these difficulties are compounded since there are numerous other companies which are more experienced, better established and better financed than the Company. Additionally, many of competitors have personnel experienced in locating and operating businesses. Further, any business acquired by the Company will compete with the competitors in its industry, many of whom will likely be better capitalized than the Company with more experienced management. A company such as the Company, with limited resources, is at a serious disadvantage in this regard.

Employees

     The Company has had no employees since its inception. Its administrative and regulatory compliance functions are presently performed by Management on a part-time basis and by part-time secretarial and clerical help, at no cost to the Company. Any business that the Company may organize or acquire will have its own employees.


Item 2.   Description of Property
-------   -----------------------

     The Company maintains its principal executive offices at 1111 Kane Concourse, Suite 505, Bay Harbour Islands, Florida 33154. It leases this office from an affiliate of the Company, at no charge to the Company.

     Since its inception, the Company has not owned or leased any equipment or property. Any equipment or property which the Company will acquire in the future will depend upon the industry within which the Company commences business operations and the businesses or assets which the Company purchases. Such equipment may be owned or leased by the Company.


Item 3.   Legal Proceedings
-------   -----------------

     The Company is not involved in any legal proceedings.


Item 4.   Submission of Matters to a Vote of Security-Holders
-------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the period from inception through this date.

                                    PART II
                                    -------


Item 5.   Market for Common Equity and Related Stockholder Matters
-------   --------------------------------------------------------

     The Company completed an initial public offering of its securities in June 1989. In its public offering, the Company sold 500,000 units of its securities, each unit consisting of a share of Common Stock and a Class A Warrant. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a purchase price of $.50 per share and one Class B Warrant to acquire an additional share of Common Stock for $.50 per share for a period of one year from its issuance. The Class A Warrants may be exercised until April 10, 1997. None of the Class A Warrants have been exercised to date.

     Purchasers of units will have the right to exercise the Class A Warrants included therein only if a current prospectus relating to the securities underlying the Class A Warrants is then in effect and only if such securities are qualified for sale under applicable state and federal securities laws. No prospectus with respect to the Class A Warrants is currently in effect. There is no assurance that the Company will have the resources to file a registration statement containing a prospectus covering such securities or be able to register or qualify such securities in the states where such Class A Warrant holders reside. The holders of the Class A Warrants may be deprived of any value if a current prospectus covering such securities issuable in exercise thereof is not filed and declared effective or if such securities are not registered in the states in which holders of the Class A Warrants reside.

     Further, pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended (the "Securities Act"), when a prospectus is used more than nine months after the effective date of the registration statement of which it is a part, it ceases to be "current" at such time as the certified financial statements contained therein become more then 16 months old. Thus, the Company must maintain the effectiveness of its registration statement, of which there can be no assurance. Finally, the Company will be able to issue shares of its Common Stock upon exercise of the Class A Warrants only in those states where the securities are qualified for sale or exempt from such registration or qualification under applicable state securities or "blue sky" laws of the jurisdiction in which the various holders of Class A Warrants reside. No assurance can be given as to which states will be available for this purpose at the time that a holder seeks to exercise a Class A Warrant.

     In years past, the Company's Common Stock and Class A Warrants have been quoted from time to time on the OTC bulletin board and by the National Quotations Bureau. The Company believes that only sporadic trading of its securities has occurred since its public offering and does not believe that any established trading market presently exists for the Common Stock or the Class A Warrants.

     Of the Company's outstanding securities, 5,000,000 shares of Common Stock and 5,000,000 warrants are owned by IAMG and are "restricted securities" as that term is defined by Rule 144, promulgated pursuant to the Securities Act of 1933, as amended. Generally, under Rule 144, a person who has satisfied a two year holding period may, under certain circumstances, sell within any three month period a number of shares or warrants which do not exceed the greater of (i) one percent of the outstanding shares or warrants of that class, or (ii) the average weekly trading volume for the four calendar weeks prior to such sale. Any person who at the time of such sale has held restricted securities for at least three years and is not then, and for the preceding three months was not, an affiliate of the Company may sell such restricted securities without regard to the requirements of Rule 144. All of the shares of Common Stock owned by IAMG are available for sale under Rule 144, provided that the other requirements of the rule are satisfied at the time of such sale.

     An aggregate of 6,000,000 shares of Common Stock are reserved for issuance upon the exercise of warrants that are outstanding or as yet unissued. Of these warrants, 5,000,000 are owned by IAMG, and entitle the holder to purchase shares at $1.00 per share through April 10, 1996. The balance are the Class A Warrants which are owned by public stockholders. Exercise of a substantial number of warrants could adversely affect the market price of the Common Stock, to the extent that a market for the Common Stock exists in the future.

     During 1996, the Company issued 25,000 shares for services.

     As of November 1, 1995, the Company had approximately 30 record holders of its Common Stock.

Dividends

     The Company has never paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. All available capital will be utilized to acquire a business or assets.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------   ---------------------------------------------------------

Selected Financial Data

     The following table sets forth the selected financial data for the Company for the period indicated and should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-KSB:

                                                       September 30,
                                    --------------------------------------------------
                                       1992      1993      1994       1995      1996
                                       ----      ----      ----       ----      ----
Selected Data from
  Statement of Operations:
      Revenue                        $ 17,683  $ 61,362  $ 59,141   $ 39,578  $ 40,923

      Net Income (Loss)                 1,347    51,655   (52,712)    14,303   133,931

      Net Income (Loss) per share         .00        .0      (.01)      .003      .023

      Cash Dividends                     None      None      None       None      None
                                                       September 30,
                                    --------------------------------------------------
                                       1992      1993      1994       1995      1996
                                       ----      ----      ----       ----      ----
Selected Balance Sheet Data:

      Total assets                   $517,440  $549,729  $380,057   $392,102  $522,368

      Total liabilities               148,584   129,218    12,258     10,000     6,085

      Long term debt                        -         -         -          -         -

      Working capital                 368,856   420,511   367,799    382,102   516,283

      Total Stockholder's Equity      368,856   420,511   367,799    382,102   516,283

Results of Operations

     The principal activity of the Company since inception has been to conserve its assets for use in connection with a business acquisition. To date, the Company has no understandings, agreements or commitments for the acquisition of any business.

     For purposes herein, the twelve months ended September 30, 1996 ("Fiscal 1996"), is being compared to the twelve months ended September 30, 1995 ("Fiscal 1995").

     Total revenues were $40,923 for Fiscal 1996, compared to $39,578 for Fiscal 1995. Total revenues during these years consisted primarily of dividend income. The Company also had a net unrealized gain on marketable securities of $99,157 for Fiscal 1996, compared to net unrealized loss in marketable securities of $10,321 for Fiscal 1995.

     The Company had net income of $133,931 for Fiscal 1996, compared to net income of $14,303 for Fiscal 1995. Operating expenses for Fiscal 1996 were $5,064, compared to $14,954 for Fiscal 1995.


Financial Condition, Liquidity and Capital Resources

     The Company's cash at hand was $2,254 at September 30, 1996, compared to $16,575 at September 30, 1995. Working capital, including cash on hand, was $516,283 at September 30, 1996, compared to $382,102 at September 30, 1995, representing an increase of $134,181. The Company presently has no material commitments which would affect its liquidity.

     The Company will likely use its available working capital in connection with the acquisition of a business or assets, or for working capital in connection with any business acquired. It is quite possible that any acquisition, to the extent funded in whole or in part in cash, will require additional funding. Further, it is likely that the capital requirements of any business acquired will require additional financing. Any such additional financing may be obtained through loans, issuance of additional securities, or through other financing arrangements to be funded concurrent with the acquisition. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

     Substantially all of the Company's funds are held in high income money market funds. If these funds do not qualify as a "cash item" under the Investment Company Act of 1940 (the "Investment Company Act"), the Company may be deemed to be an "investment company" under the Investment Company Act. The Company believes that it is not an "investment company" under the Investment Company Act, since it is not in the business of investing, reinvesting, or trading in securities as its primary business and it has fewer than 100 shareholders. However, the Securities and Exchange Commission may disagree with this position and assert that the Company is an "investment company." If the Company is deemed to be an "investment company," it would be obligated to register under the Investment Company Act and there can be no assurance that the Company would be able to meet the qualifications of the Investment Company Act. If the Company were obligated to be registered under the Investment Company Act and it were not able to do so, it would most likely have to be liquidated.


Item 7.    Financial Statements
-------    --------------------

     See Index to Financial Statements in Item 13 which is included in Part III of this report.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     As of September 30, 1996, the Board of Directors approved the Company's engagement of the firm of Harvey Judkowitz, CPA ("Judkowitz") as the Company's independent auditor for the fiscal year ended September 30, 1996.

     Rachlin & Associates, Certified Public Accountants ("Rachlin") audited the Company's financial statements for the fiscal years ended September 30, 1995 and 1994. None of Rachlin's reports on the financial statements of the Company contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. The Company is not aware of any disagreements with its former accountants nor did the former accountants advise the Company as to the existence of any matters described in Item 304(a)(1)(iv)(B) of Regulation S-B promulgated by the Securities and Exchange Commission.

                                    PART III
                                    --------


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance With Section 16(a) of the Exchange Act
          -------------------------------------------------

     The following table sets forth certain information with respect to the executive officers and directors of the Company.

Name                              Age                     Position
----                              ---                     --------
Robert M. Leopold                  70                     President and Director
Hershel Krasnow                    73                     Director
Steven Gordon                      58                     Treasurer
Dolores Cipparone                  66                     Secretary

     Robert M. Leopold and Hershel Krasnow each serve as directors of IAMG. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

     Robert Leopold is, and has been for more than the last five years, the president of Huguenot Associates, Inc., a management consulting company which is a wholly-owned subsidiary of IAMG. Mr. Leopold has served as a director of IAMG since May 1983. He also served as a consultant to Insituform Technologies, Inc. ("ITI"), a company engaged in the business of the rehabilitation, improvement and construction of underground pipe by a variety of trenchless technologies. Between 1982 and October 1996, Mr. Leopold held various senior management and consulting positions with entities which are now part of ITI. In addition, Mr. Leopold is a director of Dental Services of America, Inc. (formerly Campbell Capital, Inc.), Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company, and Infodata Systems, Inc.

     Hershel Krasnow has been a senior vice president of the investment banking firm of Josephthal, Lyon & Ross since April 1990. From August 1989 through March 1990, Mr. Krasnow was an executive vice president of the investment banking firm of Castleton Rhodes, Inc. From October 1988 until August 1989, he was an executive vice president of Robyns Capital Corp., an investment banking firm. From May 1988 until October 1988, Mr. Krasnow was an executive vice president of Hibbard Brown & Company, Inc., an investment banking firm. From January 1987 until May 1988, Mr. Krasnow was an executive vice president of Philips, Appel & Walden, Inc., an investment banking firm. From 1978 until January 1987, Mr. Krasnow was an executive vice president of Rooney Pace, Inc., an investment banking firm. He is a director of several private companies and currently serves as a director of IAMG and Dental Services of America, Inc. (formerly Campbell Capital, Inc.).

     Steven Gordon has been the president and a financial analyst of S & S Financial Consulting, a financial consulting firm, since September 1991. He has also been treasurer of Campbell Capital Corp. (a/k/a Dental Services of America, Inc.) and of IAMG since April 1992. Previously, from July 1990 to August 1991, Mr. Gordon was the controller of Rotunda Corp., a real estate development company.

     Dolores Cipparone has been an office manager of Josephthal, Lyon & Ross since April 1990. She has been secretary of Campbell Capital Corp. (a/k/a Dental Services of America, Inc.) and of IAMG since March 1994.

     Since the Company's Common Stock is not registered under Section 12 of the Exchange Act, its officers and directors are not required to file reports under
Section 16 of the Exchange Act.


Item 10.  Executive Compensation
--------  ----------------------

     No officer or director of the Company has received, or accrued any right to receive, any cash compensation since the Company's inception. None of the officers and directors of the Company presently devotes a substantial portion of their time to the Company's affairs.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1996 by each director, executive officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the directors and executive officers as a group. Certain officers and directors of the Company may be deemed beneficial owners of Company securities by virtue of their ownership of IAMG securities. See "IAMG Securities" below.

Name and Address                Shares of Common Stock               Percent
of Beneficial Owner             Beneficially Owned (1)               Owned (2)
-------------------             ----------------------               ---------
International Asset                  5,000,000 (3)                    90.91%
Management Group, Inc.
  1101 96th Street
  Miami, Florida

Hershel Krasnow                          - 0 -                          -
  1111 Kane Concourse, Suite 501
  Bay Harbour Islands, Florida

Robert M. Leopold                        - 0 -                          -
  1890 Palmer Avenue
  Larchmont, New York

Steven Gordon                            - 0 -                          -
  2120 N.E. 208th Street
  North Miami Beach, Florida

Dolores Cipparone                        - 0 -                          -
  1111 Kane Concourse, Suite 501
  Bay Harbour Islands, Florida

All officers and directors               - 0 -                          -
  as a group (4 persons)

------------------------------

(1) All common stock is directly owned and the sole investment and voting powers are held by the party named.

(2)  Based upon 5,500,000 shares of common stock outstanding.

(3) Does not include 5,000,000 shares of Common Stock issuable upon exercise of a like number of warrants. Each warrant entitles the holder to purchase one share of common stock at $1.00 per share until April 10, 1997.

IAMG Securities

     The following directors of IAMG and all persons who own beneficially five percent or more of IAMG's common stock, by virtue of shares of common stock they own in IAMG, may be deemed to be beneficial owners of common stock in the
     The following directors of IAMG and all persons who own beneficially five percent or more of IAMG's common stock, by virtue of shares of common stock they own in IAMG, may be deemed to be beneficial owners of common stock in the Company. The information in the table is as of September 30, 1996.

                             Amount and Nature
                               of Beneficial
                             Ownership of IAMG    Common
 Name and Address of Owner    Common Stock (1)   Stock (2)
---------------------------  ------------------  ---------
Hershel Krasnow                       2,813 (3)         *

Robert M. Leopold                   659,360 (4)       8.2%

Richard J. Tucker                   500,000 (5)       6.2%

------------------------------
* Less than 1%

(1) Except as set forth herein, all common stock is directly owned and the sole investment and voting powers are held by the person named.

(2)  Based upon 8,009,084 shares of common stock outstanding.

(3) Mr. Krasnow's wife, Claire Krasnow, owns 278,288 shares of IAMG's common Stock (3.5). Mr. Krasnow disclaims beneficial ownership of the shares of IAMG common stock owned by his wife.

(4) Does not include 70,515 shares of common stock owned by Mr. Leopold's wife. Mr. Leopold does not have voting power of such securities and disclaims beneficial ownership thereof.

(5) Mr. Tucker is the former president of IAMG. During the fourth quarter of 1995, IAMG sued Mr. Tucker seeking cancellation of his shares and for damages. Mr. Tucker previously owned 1,127,920 shares of IAMG's common stock. In January 1997, this matter was settled. In connection with the settlement, Mr. Tucker agreed to return 627,920 shares of IAMG common stock for cancellation. These shares are now in the process of being cancelled.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The Company was incorporated in the State of Delaware on June 24, 1989. In January 1989, the Company issued 5,000,000 shares of Common Stock and 5,000,000 warrants to IAMG, its then sole stockholder, for $125,000, or $.025 per share. The warrants are exercisable at $1.00 per share until April 10, 1996. No value was given to the warrants. All directors of the Company are also stockholders and directors of IAMG.

     The Company presently uses the office and facilities of an affiliated person, located at 1111 Kane Concourse, Suite 505, Bay Harbour Islands, Florida, at no charge.

     The Company has in the past paid brokerage commissions to a brokerage firm in which Mr. Krasnow is an employee. The Company believes that the commissions which were paid were no greater than those which would have been paid to an unaffiliated third party.

     The business of the Company raises potential conflicts of interest between the Company and its officers and directors. The Company has been formed for the purpose of locating a suitable business opportunity in which to participate. The officers and directors of the Company, who do not devote their full time to the Company, are engaged in various other business activities. From time to time, in the course of such activities, they may become aware of investment and business opportunities and may be faced with the issue of whether to bring such opportunities to the attention of the Company or its affiliates for its participation.

     Generally, officers and directors of Delaware corporations are required to bring business opportunities to the corporation if the corporation could financially undertake the opportunity, the opportunity is within the corporation's line of business, and it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the corporation. Because the business of the Company is to locate suitable business ventures, Management may be required to bring such opportunities to the Company. Potential conflicts may arise in the determinations by Management as to whether these potential business opportunities are within the financial capability and business plans of the Company.

     Management will insure that all officers and directors are aware of the relevant sections of the Delaware General Corporation Law regarding conflicts of interest and their obligations to the Company in connection therewith. Any remuneration payable to a member of Management in connection with a transaction referred to the Company by such person will be determined based upon the size of the business, the risk reward ratio of the business to the Company, and the time and effort expended by that individual with regard to that business.

Item 13.  Exhibits, Lists and Reports on Form 8-K
--------  ---------------------------------------

Financial Statements

     The following financial statements of the Company are included in this report:

                                                                            Page
                                                                            ----
          a.  Independent Auditor's Report...............................   F-1

          b.  Balance Sheet at September 30, 1996 and 1995...............   F-3

          c.  Statement of Operations for the three years ended
              September 30, 1996.........................................   F-4

          d.  Statement of Changes in Stockholders' Equity for
              the three years ended September 30, 1996...................   F-5

          e.  Statement of Cash Flows for the three years ended
              September 30, 1996.........................................   F-6

          f.  Notes to Financial Statements..............................   F-7

Form 8-K

     The Company has filed a Form 8-K reporting its change of auditors as of September 30, 1996.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Exchange Act by registrants which have not registered securities pursuant to Section 12 of the Exchange Act

     No annual report or proxy material has been sent to security holders, nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------



To the Board of Directors
 Windsor Capital Corp.

I have audited the accompanying balance sheet of Windsor Capital Corp. as of September 30, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Capital Corp. as of September 30, 1996 and the results of its operations and its cash flows for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

The statement of operations, changes in stockholders' equity and of cash flows for the two years ended September 30, 1995 were audited by another independent certified public accountant.



HARVEY JUDKOWITZ, C.P.A.


Miami, Florida
October 15, 1996

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Board of Directors
 Windsor Capital Corp.


We have audited the accompanying balance sheet of Windsor Capital Corp. as of September 30, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on at est basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Capital Corp. as of September 30, 1995 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


Rachlin & Associates, P.A.

Miami, Florida
October 15, 1996

                             WINDSOR CAPITAL CORP.
                                 BALANCE SHEET
                          SEPTEMBER 30, 1996 AND 1995



                                    ASSETS
                                              1996         1995
                                            --------     --------
Current assets
  Cash and cash equivalents                 $  2,254     $ 16,575
  Mutual Funds - Income Funds, net of
    unrealized loss of $6,749                520,114      375,527
                                            --------     --------

       Total current assets                 $522,368     $392,102
                                            ========     ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Amounts payable for securities purchased  $  1,085     $      -
  Accounts payable                             5,000       10,000
  Income taxes payable                             -            -
                                            --------     --------
       Total current liabilities               6,085       10,000
                                            --------     --------

Contingency

Stockholders' equity
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares;
    none issued or outstanding
  Common stock, $.001 par value
    Authorized 25,000,000 shares
    5,525,000 shares issued and
    outstanding in 1996 and 5,500,000
    issued and outstanding in 1995             5,525        5,500
  Additional paid in capital                 339,725      339,500
  Retained earnings                          171,033       37,102
                                            --------     --------
                                             516,283      382,102
                                            --------     --------

                                            $522,368     $392,102
                                            ========     ========

   The accompanying notes are an integral part of these financial statements

                             WINDSOR CAPITAL CORP.
                            STATEMENT OF OPERATIONS
            FOR THE YEARS ENDING SEPTEMBER 30, 1996, 1995 AND 1994


                                          1996        1995        1994
                                          ----        ----        ----

Revenue
  Interest income                      $     25   $      36   $       80
  Dividend income                        40,898      39,542       59,061
                                       --------   ---------   ----------
                                         40,923      39,578       59,141
                                       --------   ---------   ----------

Operating expense
  Professional fees                         547      11,720        9,345
  Other                                   4,517       3,234        2,365
                                       --------   ---------   ----------
                                          5,064      14,954       11,710
                                       --------   ---------   ----------
                                         35,859      24,624       47,431
                                       --------   ---------   ----------
Other income (expense)
  Interest expense on margin
    accounts                                  -        (311)     (11,660)
  Loss on sale of marketable
     securities                            (518)    (78,435)     (11,579)
  Change in unrealized gain (loss)
    on marketable securities             99,675      68,425      (76,904)
                                       --------   ---------   ----------
                                         99,157     (10,321)    (100,143)
                                       --------   ---------   ----------
Income (loss) before income taxes       135,016       4,303      (52,712)

Provision for income taxes                1,085           -            -
                                       --------   ---------   ----------
Net income (loss)                      $133,931   $  14,303    ($ 52,712)
                                       ========   =========   ==========

Earnings (loss) per common share       $   .023   $    .003    ($   .009)
                                       ========   =========   ==========

   The accompanying notes are an integral part of these financial statements

                             WINDSOR CAPITAL CORP.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDING SEPTEMBER 30, 1996, 1995 AND 1994



                        Common      Common    Paid-in      Retained
                        Stock        Stock    Capital      Earnings
                        -----        -----    -------      --------
                       (Shares)    Par value
                       --------    ---------
Balance,
September 30, 1993    5,500,000   $  5,500   $  339,500    $   75,511

Net loss                                                      (52,712)
                      ---------   --------   ----------    ----------
Balance
September 30, 1994    5,500,000      5,500      339,500        22,799

Net income                                                     14,303
                      ---------   --------   ----------    ----------
Balance
September 30, 1995    5,500,000      5,500      339,500        37,102

Sale of stock            25,000         25          225

Net income                                                    133,931
                      ---------   --------   ----------    ----------
Balance,
September 30, 1996    5,525,000   $  5,525   $  339,725    $  171,033
                      =========   ========   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                             WINDSOR CAPITAL CORP
                            STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDING SEPTEMBER 30, 1996, 1995 AND 1994

                                          1996        1995        1994
                                          ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $ 133,931    $14,303    ($52,712)
Adjustments to reconcile
net income to net cash provided
by operating activities
  Increase (decrease) in
    accounts payable                     (  3,915)  (  2,258)   (116,960)
                                         --------   --------    --------
NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                    130,016     12,045     169,672
                                         --------   --------    --------
CASH FLOWS USED FOR INVESTING
  ACTIVITIES
  (Increase) decrease in
    marketable securities                (144,587)       737    (155,563)
                                         --------   --------    --------
NET CASH USED FOR
  INVESTING ACTIVITIES                   (144,587)       737    (155,563)
                                         --------   --------    --------
CASH FROM FINANCING ACTIVITIES
  Sale of common stock                        250         -           -
                                         --------   --------    --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  250
                                         --------   --------    --------
NET INCREASE (DECREASE) IN CASH           (14,321)    12,782     (14,109)

CASH AT BEGINNING OF YEAR                  16,575      3,793      17,902
                                         --------   --------    --------
CASH AT END OF YEAR                     $   2,254    $16,575   $   3,793
                                         ========   ========    ========
SUPPLEMENTAL DISCLOSURES
Interest and dividends collected        $  40,898    $39,141   $  59,141
                                         --------   --------    --------
Interest paid                           $      -     $   311   $  11,660
                                         --------   --------    --------

   The accompanying notes are an integral part of these financial statements

                             WINDSOR CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
-----------------

Windsor Capital Corp. (the Company) is a Delaware corporation organized on June 24, 1988, and is owned 90.91% by International Asset Management Group, Inc.(IAMG). The Company intends to seek potential business ventures. The Company's management intends to be involved in the acquisition of assets to establish businesses for the Company. Present management of the Company does not expect to become involved as management in the acquired businesses and will hire presently unidentified individuals as management for the ventures.

Accounting Method
-----------------

The Company prepares its financial statements on the accrual basis of accounting. Under this method of accounting, revenue is recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities/Mutual Funds - Income Funds
-------------------------------------------------

Marketable securities and the investment in mutual "income" funds are stated at the lower of aggregate cost or market and consist of common and preferred stocks. Dividends and interest are accrued when earned.

Unrealized losses on current marketable securities are charges to income. Realized gains or losses are determined on the specific identification method and are reflected in income.

Income Taxes
------------

The Company is included in the consolidated Federal income tax returns filed by IAMG. The Company will pay IAMG its applicable income tax liability, computed on a separate return basis before surtax exemption.

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109,

                             WINDSOR CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


"Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. There was no cumulative effect on the Company's financial statements due to the adoption of this standard.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock and Warrants
-------------------------

On January 17, 1989, IAMG purchased 5,000,000 shares of $.001 par value common stock for $125,000 or $.025 per share. The purchase price included one common stock warrant for each share purchased, entitling the holder to purchase one share of common stock at an exercise price of $1.00 until April 9, 1995. On March 15, 1996 the Board of Directors of the Company extended this date until April 10, 1997.

In June 1989, the Company successfully completed a public offering of 500,000 units (Units), each Unit consisting of one share of common stock and one Class A Warrant. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant at an exercise price of $.50 for a period of one year commencing April 10, 1989. On March 15, 1996, the Board of Directors extended the expiration date of the warrants until April 10, 1997. The Class A Warrants will be redeemable by the Company under certain circumstances. The Class B Warrants will be redeemable, when issued, by the Company under certain circumstances. Of the remaining unissued shares, an aggregate of 6,000,000 shares of common stock are reserved for issuance upon the exercise of warrants that are outstanding or as yet unissued.

Preferred Stock
---------------

The Company has 10,000,000 shares of authorized preferred stock, par value of $.01 per share, none of which are outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences and the conversion rights and sinking fund requirements, if any, of such series. Each series shall consist of such number of shares as shall be stated and expressed in such resolution or resolutions providing for the issuance of the stock of such series. All shares of any one series of preferred stock shall be alike in every particular.

                             WINDSOR CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



NOTE 3 - CONTINGENCY

The Company is not involved in any legal proceedings. However, in 1989, the Company was advised by the Bureaus of Securities, State of New Jersey, that such state believes the Company may have technically violated New Jersey's state security laws because the state used a New Jersey mailing address at the time of its public offering. The State of New Jersey has a statutory prohibition against blind pools selling securities. New Jersey had indicated that it may attempt to require the Company to rescind its offering or take other unspecified action against the Company. The Company does not believe that it violated New Jersey law. At no time has the Company sold or offered to sell its securities to New Jersey residents, nor did the Company or any of its agents sell or offer to sell securities from or in the State of New Jersey. No further correspondence has been received from the Bureau since 1989. The Company will vigorously defend its position if the State of New Jersey brings any proceedings.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company presently uses the office and facilities of an affiliated company at no charge. All directors of the Company are also stockholders and directors of IAMG.

A member of the Board of Directors is an employee of the stock brokerage firm through which the Company does its securities transactions. Consequently, this member earns a portion of the commissions generated by the stock transactions. However, the amount of commissions charged to the Company is less than the standard rate of commission.

The business of the Company raises potential conflicts of interest between the Company and its officers and directors. The Company has been formed for the purpose of locating suitable business opportunities in which to participate. The officers and directors of the Company, who will not devote full time to the Company, are engaged in various other business activities. From time to time, in the course of such activities, they may become aware of investment and business opportunities and may be faced with the issue of whether or not to bring such opportunities to the attention of the Company or its affiliates for its participation.

NOTE 5 - CHANGE IN NAME

During the month of June 1995, the Company changed its name to Innovative Health Systems, Inc., in contemplation of a merger. The name was changed back again to Windsor Capital Corporation when the merger failed to materialize.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WINDSOR CAPITAL CORP.

Date:  January 15, 1997                         By:/s/ Robert M. Leopold
                                                   -----------------------------
                                                   Robert M. Leopold, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
---------                          -----                   ----


/s/ Robert M. Leopold              President/Chief         January 15, 1997
----------------------             Executive Officer/
ROBERT M. LEOPOLD                  Director


/s/ Steven Gordon                  Treasurer/Chief         January 21, 1997
----------------------             Financial and
STEVEN GORDON                      Account Officer


/s/ Hershel Krasnow                Director                January 21, 1997
----------------------
HERSHEL KRASNOW