Form 10QSB
period 1996-12-31
WINDSOR CAPITAL CORP
filed 1997-02-05
CIK 846377

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996
                                        -----------------
                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                         Commission File No. 33-26828
                                             --------

                             WINDSOR CAPITAL CORP.
     --------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                          59-2754843
-------------------------------                 --------------------------------
(State or Other Jurisdiction of
                                                                   (IRS Employer
Incorporation or Orgainzation                                Identification No.)

1111 Kane Concourse, Suite 505
Bay Harbour Islands, Florida                                           33154
----------------------------------------                            ------------
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

                               YES   X        NO
                                   -----         -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,525,000 shares of common
                                                  --------------------------
stock, $.001 par value per share, were outstanding as of December 31, 1996.
--------------------------------------------------------------------------

                                  Page 1 of 7
                            Exhibit Index at Page 6

                        PART 1 - FINANCIAL INFORMATION

                          WINDSOR CAPITAL CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                    ASSETS

                                                        December 31,  September 30,
                                                           1996          1996
                                                        ------------  -------------
Current assets
Cash       ................................              $    308     $  2,254
Mutual funds, at market ....................              561,003      520,114
                                                         --------     --------
           Total current assets ............             $561,311     $522,368
                                                         ========     ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and income taxes payable ..               $4,746       $6,085
                                                           ------       ------
           Total current liabilities........               $4,746       $6,085
                                                           ------       ------

Stockholders' equity
Preferred stock, $.01 par value
           Authorized 10,000,000 shares
           None issued or outstanding
Common stock, $.001 par value
           Authorized 25,000,000 shares
           5,525,000 shares issued and
           outstanding .....................                5,525        5,525
Additional paid in capital .................              339,725      339,725
Retained earnings ..........................              211,315      171,033
                                                         --------     --------
                                                          556,565      516,283
                                                         --------     --------

                                                         $561,311     $522,368
                                                         ========     ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)

                                                            Three months
                                                               ended
                                                             December 31,
                                                         --------------------
                                                          1996          1995
                                                          ----          ----
Revenues
Dividend income ............................            $10,622       $10,069
Interest income ............................                  5             2
                                                        -------       -------
                                                         10,627        10,071
                                                        -------       -------

Operating expenses .........................                -             -
                                                        -------       -------

                                                         10,627        10,071
                                                        -------       -------
Other Income (expenses)
Gain on sale of marketable securities ......              7,481           -
Unrealized gain in marketable securities ...             22,774        20,017
                                                        -------       -------
Other Income(expenses) net .................             30,255        20,017
                                                        -------       -------



Income before income taxes .................             40,882        30,088

Income tax .................................                600           453
                                                        -------       -------

Net income .................................            $40,282       $29,635
                                                        =======       =======

Net income per common share ................            $  .007       $  .005
                                                        =======       =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                          Three months ended
                                                          ------------------
                                                             December 31,
                                                         --------------------
                                                          1996          1995
                                                          ----          ----
Cash provided by (used for)

OPERATIONS
Net income ......................................       $ 40,282      $ 29,635
(Decrease) increase in payables .................       (  1,339)          453
                                                        --------      --------

Net cash provided by (used for) operations ......         38,943        30,088
                                                        --------      --------

INVESTMENTS

(Increase) in marketable securities .............       ( 40,889)    (  46,201)
                                                         -------      --------

Net cash (used for) investments .................       ( 40,889)    (  46,201)
                                                         -------      --------

Net decrease in cash ............................       (  1,946)    (  16,113)

Cash, beginning of period .......................          2,254        16,575
                                                        --------      --------

Cash, end of period .............................       $    308      $    462
                                                        ========      ========

Cash paid out for income taxes ..................       $   -0-       $  3,232
                                                         =======      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

Item 1.    Basis of Presentation
-------    ---------------------

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Item 2.    Management's Discussion and Analysis of Financial Position and
-------    --------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations

     The principal activity of the Company since inception has been to conserve its assets for use in connection with a business acquisition. At this date, the Company has no understandings, agreements or commitments with respect to any acquisition.

     Revenue during the three months ended December 31, 1996 and 1995 consisted principally of dividend income. The Company also reported an unrealized gain in marketable securities for the three months ended December 31, 1996 and 1995.

     No officer or director of the Company has received or accrued any right to receive any cash compensation since the Company's inception. Net income has been retained for working capital.

Financial Condition, Liquidity and Capital Resources

     The Company had working capital and stockholders equity at December 31, 1996 and September 30, 1996 of $556,565 and $516,283, respectively. The Company will use these funds in connection with the acquisition of a business or assets, or for working capital in connection with any business acquired. See the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 for a description of the Company's business. It is quite possible that any acquisition, to the extent funded in whole or in part in cash, will require additional capital. Further, it is likely that the capital requirements of any business acquired will require additional capital. Any such capital may be obtained through loans, issuance of additional securities, or through other financing arrangements to be funded concurrent with an acquisition. There can be no assurance that any such financing will be available when it is required, or that even if it is available, that it will be available on terms acceptable to the Company.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
Financial Statements

     The following financial statements of the Company are included in this report:

           a.   Balance Sheet as of December 31, 1996 and September 30, 1996;

           b. Statement of Income for the three months ended December 31, 1996 and 1995;

           c. Statement of Cash Flows for the three months ended December 31, 1996 and 1995; and

           d.   Notes to Financial Statements.

Form 8-K

     On January 23, 1996, the Company filed a Current Report on Form 8-K reporting a change of independent auditors for the fiscal year ended September 30, 1996.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINDSOR CAPITAL CORP.

Date: January 27, 1997                      By: /s/ Robert M. Leopold
                                                -----------------------------
                                                Robert M. Leopold, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                          Date
---------                      -----                          ----

 /s/ Robert M. Leopold         President/Principal            January 30, 1997
-------------------------      Executive Officer/
ROBERT M. LEOPOLD              Director


 /s/ Steven Gordon             Treasurer/Principal            January 30, 1997
-------------------------      Financial and Accounting
STEVEN GORDON                  Officer


 /s/ Hershel Krasnow           Director                       January 27, 1997
-------------------------
HERSHEL KRASNOW