Form 10QSB
period 1997-03-31
WINDSOR CAPITAL CORP
filed 1997-05-29
CIK 846377

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

Commission file number:  33-26828

                             WINDSOR CAPITAL CORP.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                           59-2754843
--------------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
of incorporation)                                       Identification No.)



          1111 Kane Concourse, Suite 505, Bay Harbor Islands, FL 33154
          ------------------------------------------------------------
                    (Address of principal executive offices)

  Registrant's telephone number, including area code     (305) 864-3255
                                                        ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  . No    .
                                               -----     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,525,000 shares of common stock, $.001 par value per share, were outstanding as of May 12, 1997

Item 1.   Financial Statements
          --------------------
          See list of financial statements filed herewith set forth in Item 6.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations and Liquidity and Capital Resources
          ---------------------------------------------------------
          The Company is continuing its search for acquisition opportunities and anticipates that it has sufficient working capital to meet its needs. There can be no assurance that the Company will be successful in acquiring operating assets.

Item 6.   Exhibits and Reports of Form 8-K
          --------------------------------

FINANCIAL STATEMENTS

     The following financial statements of the Company are included in this report:

          a.   Balance Sheet as of March 31, 1997 and September 30, 1996;

          b. Statement of Income for the three and six months ended March 31, 1997 and 1996;

          c. Statement of Cash Flows for the six months ended March 31, 1997 and 1996; and

          d.   Notes to Financial Statements.

FORM 8-K

     There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

                        PART 1 - FINANCIAL INFORMATION

                          WINDSOR CAPITAL CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                    ASSETS

                                              March 31,     September 30,
                                                1997            1996
                                              --------      ------------

Current assets
Cash                                          $    582          $  1,174
Mutual funds, at market                        561,850           521,294
                                              --------          --------

     Total current assets                     $562,432          $522,368
                                              ========          ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Accounts payable and income taxes             $  6,397          $  6,085
                                              --------          --------

     Total current liabilities                   6,397             6,085
                                              --------          --------

Stockholders' equity
Preferred stock, $.01 par value
     Authorized 10,000,000 shares
     None issued or outstanding
Common stock, $.001 par value
     Authorized 25,000,000 shares
     5,525,000 shares issued and
     outstanding                                 5,525             5,525
Additional paid in capital                     339,725           339,725
Retained earnings                              210,785           171,033
                                              --------          --------

                                               556,035           516,283
                                              --------          --------

                                              $562,432          $522,368
                                              ========          ========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)


                                      Six months       Three months
                                        ended              ended
                                       March 31,         March 31,
                                    1997      1996     1997      1996
                                  -------   -------   -------   -------
Revenues
Dividend income                   $21,619   $20,170   $10,997   $10,101
 Interest income                        6         6         1         4
                                  -------   -------   -------   -------
                                   21,625    20,176    10,998    10,106
                                  -------   -------   -------   -------

Operating expenses                  1,745     1,650     1,745     1,650
                                  -------   -------   -------   -------

                                   19,880    18,526     9,253     8,455
                                  -------   -------   -------   -------

Other income (expenses)
Interest expense
Gain (loss) on sale
     of marketable
     securities                     7,605                 124
Unrealized gain (loss)
     in marketable
     securities                    14,516    24,354    (8,258)    4,397
                                  -------   -------   -------   -------
                                   22,121    24,354    (8,134)    4,397
                                  -------   -------   -------   -------

Income before income taxes         42,001    42,880     1,119    12,792

Income tax                          2,250       700     1,650       247
                                  -------   -------   -------   -------

Net income                        $39,751   $42,180   $  (531)  $12,545
                                  =======   =======   =======   =======
Net income per common share       $  .007   $  .008   $  .000   $  .002
                                  =======   =======   =======   =======



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)




                                                 Six months ended
                                                ---------------------
                                                      March 31,
                                                ---------------------
                                                  1997        1996
                                                ---------   ---------

Cash provided by (used for)

OPERATIONS
Net income (loss)                                $ 39,751   $  42,180
Increase (decrease) in payables                       312         700
                                                 --------    --------

Net cash provided by operations                    40,063      42,880
                                                 --------    --------

INVESTMENTS
Changes in marketable securities                  (40,655)    (58,140)
                                                 --------    --------

Net cash used for investments                     (40,655)    (58,140)
                                                 --------    --------

FINANCING
Changes in loans from brokers
                                                 --------    --------
Net cash provided by financing

                                                 --------    --------

Net increase (decrease) in cash                      (592)    (15,260)

Cash, beginning of period                           1,174      16,575
                                                 --------    --------

Cash, end of period                              $    582    $  1,315
                                                 ========    ========

No cash was paid out for interest or income taxes



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS

                          WINDSOR CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month ended periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WINDSOR CAPITAL CORP.

                                         By:  /s/ Robert M. Leopold
                                             ---------------------------------
Date:  June 12, 1997                          Robert M. Leopold
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                             Date
---------                     -----                             ----
/s/ Robert M. leopold         President/Principal Executive
---------------------         and Financial Officer and
ROBERT M. LEOPOLD             Director                          June 12, 1997
