Form 10QSB
period 1997-06-30
WINDSOR CAPITAL CORP
filed 1997-08-12
CIK 846377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

Commission file number:  33-26828

                          WINDSOR CAPITAL CORPORATION.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   59-2754843
------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
   of incorporation)                              Identification No.)

          1111 KANE CONCOURSE, SUITE 505, BAY HARBOR ISLANDS, FL 33154
         -------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (305) 864-3255

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares of common stock, $.001 par value per share, were outstanding as of August 4, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                  Registrant's Financial Statements filed herewith are described in Item 6.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

         The Company is seeking to acquire an operating company. The Company anticipates that it will require minimal working capital in order to continue the search for an operating company to acquire. The Company believes it has sufficient assets and working capital to maintain its minimal operations. There can be no assurance that the Company will be able to successfully complete the acquisition of an operating company.

Item 6.           EXHIBITS AND REPORTS OF FORM 8-K

FINANCIAL STATEMENTS

         The following financial statements of the Company are included in this report:

                  a.       Balance Sheet as of June 30, 1997 and September 30,
                           1996;

                  b. Statement of Income for the three and nine months ended June 30, 1997 and 1996;

                  c. Statement of Cash Flows for the nine months ended June 30, 1997 and 1996; and

                  d.       Notes to Financial Statements.

FORM 8-K

         There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINDSOR CAPITAL CORPORATION.

                                                     By:    /S/ROBERT M. LEOPOLD
                                                             -------------------
Date:  August 5, 1997                                        Robert M. Leopold
                                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                DATE
---------                  -----                                ----

/S/ ROBERT M. LEOPOLD      President/Principal Executive
ROBERT M. LEOPOLD          and Financial Officer and
                           Director                             August 5, 1997

PART 1 - FINANCIAL INFORMATION

                           WINDSOR CAPITAL CORPORATION

                                  BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS

                                              JUNE 30,     SEPTEMBER 30,
                                               1997            1996
                                            ----------      ----------
Current assets
Cash                                       $     1,024      $    1,174
Mutual funds, at market                        618,060         521,294
                                           -----------      ----------

         Total current assets              $   619,084      $  522,368
                                           ===========      ==========






                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                   787      $    6,085
Income taxes payable                             3,000               -
                                            ----------      ----------

         Total current liabilities               3,787           6,085
                                            ----------      ----------

Stockholders' equity
Preferred stock, $.01 par value
         Authorized 10,000,000 shares
         None issued or outstanding
Common stock, $.001 par value
         Authorized 25,000,000 shares
         5,500,000 shares issued and
         outstanding                             5,525           5,525
Additional paid in capital                     339,725         339,725
Retained earnings                              270,047         171,033
                                            ----------      ----------

                                               615,297         516,283

                                             $ 619,084       $ 522,368
                                            ==========      ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL

                                   STATEMENTS

                           WINDSOR CAPITAL CORPORATION

                               STATEMENT OF INCOME

                                   (UNAUDITED)

                                NINE MONTHS          THREE MONTHS
                                   ENDED                 ENDED
                                  JUNE 30,              JUNE 30,
                             1997        1996        1997      1996
                             ----        ----        ----      ----
Revenues
Dividend income             $ 32,736  $ 30,462    $11,117    $ 10,292
Interest income                    8        10          2           4
                            --------  --------    -------   ---------
                              32,744    30,472     11,119      10,296
                            --------  --------    -------   ---------

Operating expenses             1,945     5,443        200       3,903
                            --------  --------    -------   ---------

                              30,799    24,919     10,919       6,393
                            --------  --------    -------   ---------

Other income (expenses)
Gain (loss) on sale
         of marketable
         securities            8,440         -        834
Unrealized gain (loss)
         in marketable
         securities           62,775    50,504     48,259      26,150
                           --------- ---------   --------   ---------
                              71,215    50,504     49,093      26,150
                           --------- ---------   --------   ---------


Income (loss) before income
     taxes                   102,014    75,423     60,012      32,543

Income tax                     3,000       600        750        (100)
                            --------  --------    -------- ----------

Net income (loss)           $ 99,014   $74,823   $ 59,262    $ 32,643
                            ========= =========  =========  =========
Net income (loss) per
    common share            $   .018   $  .014   $   .011    $   .006
                            ========= =========  ========   =========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           WINDSOR CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                              NINE MONTHS ENDED
                                                   JUNE 30,
                                           1997             1996
                                           ----             ----

Cash provided by (used for)

OPERATIONS
Net income (loss)                       $  99,014       $ 74,823
Increase (decrease) in payables            (2,298)        (1,147)
                                        ---------      ---------

Net cash provided by (used for)
    operations                             96,716         73,676
                                        ---------      ---------
INVESTMENTS
(Increase) decrease in marketable
    securities                            (96,766)       (89,781)
                                        ---------      ---------

Net cash provided by (used for)
     investments                          (96,766)       (89,781)
                                        ---------      ---------

FINANCING
Increase (decrease) in loans
     from brokers                            -
                                        ---------      ----------
Net cash provided by (used for)
     financing activities                    -
                                        ---------      ----------

Net increase (decrease) in cash               (50)        (16,105)

Cash, beginning of period                   1,174          16,575
                                        ---------      ----------

Cash, end of period                     $   1,024      $      470
                                        =========      ==========


$ 1,085 was paid out for interest or income taxes


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

The results of operations for the three and nine months ended periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                                 EXHIBIT INDEX

EXHIBIT
-------

27.1         Financial Data Schedule