Form 10KSB
period 1997-09-30
WINDSOR CAPITAL CORP
filed 1997-12-08
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]

      For the fiscal year ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

    For the transition period from_______________________to____________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                   58-1921737
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

1111 Kane Concourse, Suite 505
BAY HARBOUR ISLANDS, FLORIDA                                 33154
(Address of Principal Executive Offices)                    (Zip Code)

         Issuer's Telephone Number, Including Area Code: (305) 864-3255

              Securities registered under Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                    on Which Registered

          NONE                                                   NONE
------------------------                             ---------------------

              Securities registered under Section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES [X]              NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year are $44,044.

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last known bid quotation for the common stock, is $ N/A

The number of shares outstanding of the issuer's common stock ,$.001 par value per share, as of December 1, 1997 is 5,525,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock and Class A Warrants have been quoted from time to time on the OTC bulletin board and by the National Quotations Bureau. The Company believes that only sporadic trading of its securities has occurred since its public offering and does not believe that any established trading market presently exists for the Common Stock or the Class A Warrants.

        During 1996, the Company issued 25,000 shares for services.

        As of December 1, 1997 the Company had approximately 30 record holders of its Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

        THE FOLLOWING TABLE SETS FORTH THE SELECTED FINANCIAL DATA FOR THE COMPANY FOR THE PERIOD INDICATED AND SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB:

                                                                  SEPTEMBER 30,
                                    --------------------------------------------------------------------
                                           1993           1994           1995           1996        1997
                                           ----           ----           ----           ----        ----
Selected Data from
  Statement of Operations:

      Revenue                           $61,362        $59,141        $39,578        $39,578     $44,044

      Net Income (Loss)                  51,655        (52,712)        14,303        133,931     128,616

      Net Income (Loss) per share            .0           (.01)          .003           .023        .023

      Cash Dividends                       None           None           None           None        None







                                                                 SEPTEMBER 30,
                                   --------------------------------------------------------------------
                                         1993          1994            1995           1996         1997
                                         ----          ----            ----           ----         ----
SELECTED BALANCE SHEET DATA:

      Total assets                   $549,729      $380,057        $392,102       $522,368     $648,614

      Total liabilities               129,218        12,258          10,000          6,085        3,715

      Long term debt                        -             -               -              -            -

      Working capital                 420,511       367,799         382,102        516,283      644,899

      Total Stockholder's Equity      420,511       367,799         382,102        516,283      648,614


RESULTS OF OPERATIONS

        The principal activity of the Company since inception has been to conserve its assets for use in connection with a business acquisition. To date, the Company has no understandings, agreements or commitments for the acquisition of any business.

        For purposes herein, the twelve months ended September 30, 1997 ("Fiscal 1997"), is being compared to the twelve months ended September 30, 1996 ("Fiscal 1996").

        Total revenues were $44,044 for Fiscal 1997, compared to $40,923 for Fiscal 1996. Total revenues during these years consisted primarily of dividend income. The Company also had a net unrealized gain on marketable securities of $89,644 for Fiscal 1997, compared to net unrealized gain in marketable securities of $99,157 for Fiscal 1996.

        The Company had net income of $128,616 for Fiscal 1997, compared to net income of $133,931 for Fiscal 1996. Operating expenses for Fiscal 1997 were $2,144, compared to $5,064 for Fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash at hand was $826 at September 30, 1997, compared to $2,257 at September 30, 1996. Working capital, including cash on hand, was $644,899 at September 30, 1997, compared to $516,283 at September 30, 1996. The Company presently has no material commitments which would affect its liquidity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The following table sets forth certain information with respect to the executive officers and directors of the Company.

NAME                             AGE                  POSITION
----                             ---                  --------

Robert M. Leopold                 71                  President and Director
Hershel Krasnow                   74                  Director
Steven Gordon                     59                  Treasurer
Dolores Cipparone                 67                  Secretary

        Robert M. Leopold and Hershel Krasnow each serve as directors of IAMG. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

        Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

        Robert Leopold is, and has been for more than the last five years, the president of Huguenot Associates, Inc., a management consulting company which is a wholly-owned subsidiary of IAMG. Mr. Leopold has served as a director of IAMG since May 1983. He also served as a consultant to Insituform Technologies, Inc. ("ITI"), a company engaged in the business of the rehabilitation, improvement and construction of underground pipe by a variety of trenchless technologies. Between 1982 and October 1996, Mr. Leopold held various senior management and consulting positions with entities which are now part of ITI. In addition, Mr. Leopold is a director of Dental Services of America, Inc. (formerly Campbell Capital, Inc.), Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company, Infodata Systems, Inc. and H.E.R.C. Products Incorporated.

        Hershel Krasnow has been a senior vice president of the investment banking firm of Josephthal, Lyon & Ross from 1990 to February 1997. Since March 1997 he has been Senior Vice President of First Security Investments Inc., a registered broker/dealer. From August 1989 through March 1990, Mr. Krasnow was an executive vice president of the investment banking firm of Castleton Rhodes, Inc. From October 1988 until August 1989, he was an executive vice president of Robyns Capital Corp., an investment banking firm. From May 1988 until October 1988, Mr. Krasnow was an executive vice president of Hibbard Brown & Company, Inc., an investment banking firm. From January 1987 until May 1988, Mr. Krasnow was an executive vice president of Philips, Appel & Walden, Inc., an investment banking firm. From 1978 until January 1987, Mr. Krasnow was an executive vice president of Rooney Pace, Inc., an investment banking firm. He is a director of several private companies and currently serves as a director of IAMG.

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

        Dolores Cipparone has been an office manager of Josephthal, Lyon & Ross since April 1990. Since March 1997 she has been office manager for First Security Investments. She has been secretary of Campbell Capital Corp. (a/k/a Dental Services of America, Inc.) and of IAMG since March 1994.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1997 by each director, executive officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the directors and executive officers as a group. Certain officers and directors of the Company may be deemed beneficial owners of Company securities by virtue of their ownership of IAMG securities. See "IAMG Securities" below.

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

-------------------

     (1) All common stock is directly owned and the sole investment and voting powers are held by the party named.

     (2)   Based upon 5,525,000 shares of common stock outstanding.

     (3) Does not include 5,000,000 shares of Common Stock issuable upon exercise of a like number of warrants. Each warrant entitles the holder to purchase one share of common stock at $1.00 per share until April 10, 1998.

IAMG SECURITIES

        The following directors of IAMG and all persons who own beneficially five percent or more of IAMG's common stock, by virtue of shares of common stock they own in IAMG, may be deemed to be beneficial owners of common stock in the Company. The information in the table is as of December 1, 1997.

                                          AMOUNT AND NATURE
                                            OF BENEFICIAL
                                          OWNERSHIP OF IAMG          COMMON
NAME AND ADDRESS OF OWNER                 COMMON STOCK (1)          STOCK (2)
-------------------------                 ----------------          ---------

Hershel Krasnow                                2,813 (3)                *%

Robert M. Leopold                            659,360 (4)              8.2%

Richard J. Tucker                            500,000 (5)              6.2%


----------------------
* Less than 1%

(1) Except as set forth herein, all common stock is directly owned and the sole investment and voting powers are held by the person named.

(2)  Based upon 8,009,084 shares of common stock outstanding.

(3) Mr. Krasnow's wife, Claire Krasnow, owns 278,288 shares of IAMG's common Stock (3.5%). Mr. Krasnow disclaims beneficial ownership of the shares of IAMG common stock owned by his wife.

(4) Does not include 70,515 shares of common stock owned by Mr. Leopold's wife. Mr. Leopold does not have voting power of such securities and disclaims beneficial ownership thereof.

(5) Mr. Tucker is the former president of IAMG. During the fourth quarter of 1995, IAMG sued Mr. Tucker seeking cancellation of his shares and for damages. Mr. Tucker previously owned 1,127,920 shares of IAMG's common stock. In January 1997, this matter was settled. In connection with the settlement, Mr. Tucker agreed to return 627,920 shares of IAMG common stock for cancellation. These shares are now in the process of being canceled.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        The following financial statements of the Company are included in this report:

                                                                         PAGE
                                                                         ----

a. Independent Auditor's Report......................................... F-2

b. Balance Sheet at September 30, 1997 and 1996......................... F-3

c. Statement of Operations for the three
    years ended September 30, 1997...................................... F-4

d. Statement of Changes in Stockholders' Equity for the three years ended September 30, 1997...................................... F-5

e. Statement of Cash Flows for the three years ended
September 30, 1997...................................................... F-6

f. Notes to Financial Statements........................................ F-7

FORM 8-K

        None filed during last quarter.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

        No annual report or proxy material has been sent to security holders, nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WINDSOR CAPITAL CORP.


Date:      December 5, 1997                By: /S/ ROBERT M. LEOPOLD
                                              ----------------------
                                                Robert M. Leopold, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                      DATE
---------                        -----                      ----


 /S/ROBERT M. LEOPOLD           President/Chief             December 5, 1997
---------------------------     Executive Officer/
Robert M. Leopold               Director


 /S/ STEVEN GORDON              Treasurer/Chief             December 5, 1997
---------------------------     Financial and
Steven Gordon                   Accounting Officer


 /S/ HERSHEL KRASNOW            Director                    December 5, 1997
---------------------------
Hershel Krasnow

                              WINDSOR CAPITAL CORP.
                              FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 and 1995

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Windsor Capital Corp.

I have audited the accompanying balance sheet of Windsor Capital Corp. as of September 30, 1997 and 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Capital Corp. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the two years ended September 30, 1997, in conformity with generally accepted accounting principles.

The statement of operations, changes in stockholders' equity and of cash flows for the year ended September 30, 1996 was audited by another independent certified public accountant.




/s/ HARVEY JUDKOWITZ, C.P.A.


Miami, Florida
November 4, 1997

                              WINDSOR CAPITAL CORP.
                                  BALANCE SHEET
                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS

                                                 1997        1996

Current assets
     Cash and cash equivalents                 $   826      $ 2,254
     Mutual Funds - Income Funds,
       Including unrealized gains of
       $ 127,673 and $ 92,710                  647,788      520,114
                                             ---------    ---------

             Total current assets            $ 648,614    $ 522,368
                                             =========    =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses   $     787    $   5,000
     Income taxes payable                        2,928        1,085
                                             ---------    ---------
             Total current liabilities           3,715        6,085
                                             ---------    ---------

Contingency

Stockholders' equity
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares;
    none issued or outstanding                      -            -
  Common stock, $.001 par value
    Authorized 25,000,000 shares
    5,525,000 shares issued and
    outstanding

                                                 5,525        5,525
 Additional paid in capital                    339,725      339,725
 Retained earnings                             299,649      171,033
                                             ---------    ---------
                                               644,899      516,283
                                             ---------    ---------

                                             $ 648,614    $ 522,368
                                             =========    =========








         The accompanying notes are an integral part of these financial statements

                              WINDSOR CAPITAL CORP.
                             STATEMENT OF OPERATIONS
             FOR THE YEARS ENDING SEPTEMBER 30, 1997, 1996 AND 1995

                                      1997        1996          1995
                                      ----        ----          ----


Revenue
   Interest income                        $     10   $      25    $     36
   Dividend income                          44,034      40,898      39,542
                                          --------   ---------    --------

                                            44,044      40,923      39,578
                                          --------   ---------    --------


Operating expense
    Professional fees                          600         547      11,720
    State and local taxes                      842           0           0
       Other                                   702       4,517       3,234
                                          --------   ---------    --------
                                             2,144       5,064      14,954
                                          --------   ---------    --------

                                            41,900      35,859      24,624
                                          --------   ---------    --------

Other income (expense)
   Interest expense on margin
      accounts                             --          --          (311)
   Gain (loss) on sale of
       marketable securities                 8,440        (518)    (78,435)
   Change in unrealized loss
       on marketable securities             81,204      99,675      68,425
                                          --------   ---------    --------
                                            89,644      99,157     (10,321)
                                          --------   ---------    --------

Income (loss) before income taxes          131,544     135,016      14,303

Provision for income taxes                   2,928       1,085        --
                                          --------   ---------    --------

Net income (loss)                         $128,616   $ 133,931    $ 14,303
                                          ========   =========    ========

Earnings (loss) per common share          $   .023   $    .023    $   .003
                                          ========   =========    ========







         The accompanying notes are an integral part of these financial statements

                              WINDSOR CAPITAL CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDING SEPTEMBER 30, 1997, 1996 AND 1995

                      COMMON       COMMON         PAID-IN        RETAINED
                       STOCK       STOCK         CAPITAL        EARNINGS
                     ---------   ---------        --------        -------
                     ( SHARES)   PAR VALUE
                     ---------   ---------        --------        -------
Balance,
September 30, 1994   5,500,000     $5,500         $339,500        $22,799

Net income                                                         14,303
                     ---------     ------         --------        -------
Balance
September 30, 1995   5,500,000      5,500          339,500         37,102

Sale of stock           25,000         25              225

Net income                                                        133,931
                     ---------     ------         --------        -------
Balance
September 30, 1996   5,525,000      5,525          339,725        171,033

Net income                                                        128,616
                     ---------     ------         --------        -------
Balance,
September 30, 1997   5,525,000     $5,525         $339,725       $299,649
                     =========     ======         ========        =======
















         The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP
                             STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDING SEPTEMBER 30, 1997, 1996 AND 1995

                                         1996        1995        1994
                                         ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $ 128,616      133,931    $ 14,303
                                       ---------    ---------    --------
Adjustments to reconcile
net income to net cash provided
by operating activates
   Increase (decrease) in
      accounts payable                    (2,370)      (3,915)     (2,258)
                                       ---------    ---------    --------
NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES                126,246      130,016      12,045
                                       ---------    ---------    --------

CASH FLOWS USED FOR INVESTING
     ACTIVITIES
     (Increase) decrease in
          marketable securities         (127,674)    (144,587)        737
                                       ---------    ---------    --------
NET CASH USED FOR
     INVESTING ACTIVITIES               (127,674)    (144,587)        737
                                       ---------    ---------    --------
CASH FROM FINANCING ACTIVITIES
    Sale of common stock                                  250
                                                    ---------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                            250
                                                    ---------

NET INCREASE (DECREASE) IN CASH           (1,428)     (14,321)     12,782

CASH AT BEGINNING OF YEAR                  2,254       16,575       3,793
                                       ---------    ---------    --------

CASH AT END OF YEAR                    $     826    $   2,254    $ 16,575
                                       =========    =========    ========

SUPPLEMENTAL DISCLOSURES
Interest and dividends collected       $  44,044    $  40,898    $ 39,141
                                       ---------    ---------    --------
Interest paid                          $     -      $     -      $    311
                                       ---------    ---------    --------






         The accompanying notes are an integral part of these financial statements

                              WINDSOR CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

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

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. There was no cumulative effect on the Company's financial statements due to the adoption of this standard.

                              WINDSOR CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK AND WARRANTS

On January 17, 1989, IAMG purchased 5,000,000 shares of $.001 par value common stock for $125,000 or $.025 per share. The purchase price included one common stock warrant for each share purchased, entitling the holder to purchase one share of common stock at an exercise price of $1.00 until April 9, 1997. On March 15, 1997 the Board of Directors of the Company extended this date until April 10, 1998.

In June 1989, the Company successfully completed a public offering of 500,000 units (Units), each Unit consisting of one share of common stock and one Class A Warrant. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant at an exercise price of $.50 for a period of one year commencing April 10, 1989. On March 15, 1997, the Board of Directors extended the expiration date of the warrants until April 10, 1998. The Class A Warrants will be redeemable by the company under certain circumstances. The Class B Warrants will be redeemable, when issued, by the Company under certain circumstances. Of the remaining unissued shares, an aggregate of 6,000,000 shares of common stock are reserved for issuance upon the exercise of warrants that are outstanding or as yet unissued.

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

                              WINDSOR CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 4 - CHANGE IN NAME

During the month of June 1995, the Company changed its name to Innovative Health Systems, Inc., in contemplation of a merger. The name was changed back again to Windsor Capital Corporation when the merger failed to materialize.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCTIPTION
-------                 -----------

  27             Financial Data Schedule