Form 10QSB
period 1997-12-31
WINDSOR CAPITAL CORP
filed 1998-02-17
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                            59-2754843
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                          Identification Number)

350 E. IRVING PARK ROAD
ROSELLE, ILLINOIS                                                 60172
----------------------------------------                  ----------------------
(Address of Principal Executive Offices)                       (Zip Code)

         Issuer's Telephone Number, Including Area Code: (630) 529-9424

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,791,000 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF JANUARY 31, 1997.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WINDSOR CAPITAL CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                   (Unaudited)

                           ASSETS

Current assets
     Cash and cash equivalents                                      $ 2,361,854
     Receivables                                                          5,585
     Merchandise inventories                                            743,920
     Prepaid expenses and other current assets                           51,229
                                                                    -----------

              Total current assets                                    3,162,588

Property and equipment                                                  513,294

Other assets:
     Deposits                                                             1,160
     Other                                                                6,418
                                                                    -----------

                                                                    $ 3,683,460
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $   550,040
     Accrued salaries, bonuses and employee benefits                     59,122
     Other accrued expenses                                             141,002
                                                                    -----------

              Total current liabilities                                 750,164
                                                                    -----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                        --
     Common stock, $0.001 par value; 20,000,000 shares
       authorized; 7,745,000 shares issued and outstanding                7,745
     Additional paid in capital                                       3,626,444
     Stock subscription receivable                                       (1,400)
     Accumulated deficit                                               (699,493)
                                                                    -----------

              Total stockholders' equity                              2,933,296
                                                                    -----------

                                                                    $ 3,683,460
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                        1997            1996
                                                    ---------------------------

Sales                                               $ 1,157,174     $   348,062
Costs of goods sold                                     603,648         161,414
                                                    -----------     -----------

Gross profit                                            553,526         186,648

Selling, general and administrative expenses            563,873         234,735
                                                    -----------     -----------

Net loss                                            $   (10,347)    $   (48,087)
                                                    ===========     ===========

Loss per common share                               $     (.002)    $     (.015)
                                                    ===========     ===========

Weighted average number of common
  shares outstanding                                  5,025,435       3,226,087
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                             THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            1997             1996
                                                       ------------------------------
Cash flows from operating activities:
  Net loss                                             $   (10,347)      $   (48,087)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                       22,925             7,697
        Change in assets and liabilities:
        Receivables                                         (5,315)          (26,303)
        Merchandise inventories                           (369,254)         (179,471)
        Prepaid expenses and other current
          liabilities                                      (51,229)          (14,824)
        Deposits                                            (1,160)           (8,833)
        Other assets                                        (4,321)           (3,373)
        Accounts payable                                   246,296           153,306
        Accrued salaries, bonuses and employee
          benefits                                          56,769            28,834
        Other accrued expenses                              84,122            32,034
                                                       -----------       -----------

        Net cash used in operating activities              (31,514)          (59,020)
                                                       -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                    (103,802)         (225,242)
                                                       -----------       -----------

        Net cash used in investing activities             (103,802)         (225,242)
                                                       -----------       -----------

Cash flows from financing activities:
  Borrowings from stockholders                                --              30,000
  Repayment of borrowing from stockholders                 (50,000)             --
  Proceeds from the sale of common stock, net            2,056,172           650,000
  Cash acquired in capital transaction, net of
    cash paid                                              486,517              --
                                                       -----------       -----------

        Net cash provided by financing activities        2,492,689           680,000
                                                       -----------       -----------

Net increase in cash and cash equivalents                2,357,373           395,738

Cash and cash equivalents at beginning of period             4,481            35,692
                                                       -----------       -----------

Cash and cash equivalents at end of period             $ 2,361,854       $   431,430
                                                       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Organization and Basis of Presentation

      On December 31, 1997, Woodfield Enterprises, Inc., a Florida corporation ("Woodfield"), merged with and into Windsor Capital Corp. (the "Registrant"). Pursuant to the merger, 6,700,000 shares of the Registrant's common stock, par value $0.001 per share, were issued to the former shareholders of Woodfield in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Prior to the merger, the Registrant had 5,525,000 shares of common stock outstanding and effectuated a recapitalization, which included a sale by the Registrant's majority shareholder, International Asset Management Group, Inc. ("IAMG") to Woodfield of 4,480,000 shares and 5,000,000 warrants, which were canceled by Woodfield in accordance with the terms and conditions of the Agreement and Plan of Merger, among the Registrant, IAMG and Woodfield dated December 18, 1997 (the "Merger Agreement"). Upon completion of the merger, the Registrant had 7,745,000 shares of common stock outstanding, of which 6,700,000 were held by the former Woodfield shareholders.

      On December 31, 1997, resignations were tendered by the executive officers and all but one of the directors (Mr. Hershel Krasnow) of the Registrant, and designees of Woodfield were elected to the Board of Directors and as executive officers of the Registrant in accordance with the terms and conditions of the Merger Agreement.

     The series of transactions described above resulted in the Woodfield shareholders controlling the Registrant's Board of Directors and having approximately 87% ownership of the Registrant. Accordingly, the merger has been accounted for as a capital transaction, which is equivalent to the issuance of stock by Woodfield for the Registrant's net monetary assets of approximately $486,000, after the recapitalization. In addition, the historical results of Woodfield became the operating results of the Registrant.

      The interim financial information included herein is unaudited. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

      Results of interim periods are not necessarily indicative of results expected for the full year.

2.    Summary of Significant Accounting Policies

      REVENUE RECOGNITION

            Revenue from sales of products is generally recognized upon delivery to customers. The Registrant has established programs which, under certain conditions, enable customers to return products. The Registrant establishes liabilities for estimated returns and allowances at the time of delivery to customers.

      MERCHANDISE INVENTORIES

            Merchandise inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

      PROPERTY AND EQUIPMENT

            Property and equipment is stated at cost. Depreciation on property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized. Upon the retirement or sale of property and equipment, the accounts are relieved of the cost and accumulated depreciation, and any resulting gains or losses are recognized.

      INCOME TAXES

            The Registrant provides for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for future tax benefits of loss and credit carryforwards. Valuation allowances are established for deferred tax assets when it is more likely than not that such amounts will not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Registrant is a mall-based specialty retailer of hand-rolled premium cigars, cigar-related items and upscale "gentlemen's accessories" which commenced operations in November 1996. The Registrant operates in regional malls, primarily in the Midwest and Northeast United States. The goal of the Registrant is to become the dominant mall-based retailer of premium cigars and accessories in the United States through the opening and/or acquisition and operation of free-standing kiosks and in-line stores located in regional malls throughout the country.

     This report contains "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Registrant's growth strategy, which is based upon the Registrant's interpretation and analysis of cigar industry trends and management's ability to successfully develop and implement its expansion plan and market and sell its products to retail consumers. This strategy assumes, among other things, that (i) strong demand for premium cigars and accessories will continue and the Registrant will be able to substantially increase its market share for at least three years, (ii) the Registrant will be able to substantially increase the number of its retail outlets in Class A and AA malls by the end of 1998, and (iii) the Registrant will be able to successfully diversify its merchandising mix away from solely tobacco-related products. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, and risk factors detailed from time to time in the Registrant's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by these assumptions, opinions and beliefs. The Registrant expressly disclaims any intent or obligation to update any forward looking statements.

RESULTS OF OPERATIONS

     For the three months ended December 31, 1997 and 1996, the Registrant reported net losses of $10,347 and $48,087, respectively. Revenue for the three months ended December 31, 1997 and 1996 amounted to $1,157,174 and $348,062, respectively. Gross profit for the three months ended December 31, 1997 and 1996 amounted to $553,526 (47.8% of sales) and $186,648 (53.6% of sales), respectively. These increases are mainly due to the fact that the Registrant commenced operations in November 1996 and had 6 kiosks opened by December 31, 1996, whereas the Registrant expanded operations during 1997 and had 10 kiosks opened by September 30, 1997, and 14 kiosks opened by December 31, 1997; however, the Registrant also experienced an increase in same store sales. The Registrant's four kiosks which were open as of December 1, 1996, registered sales of $210,028 during December 1996 and $226,666 during December 1997, an increase of 8%.

      Total selling, general and administrative expenses ("SG&A"), increased from $234,735 for the three months ended December 31, 1996 to $563,873 for the three months ended December 31, 1997, a 140% increase. This increase was also due mainly to the expansion discussed above; however, also as a result of the expansion, SG&A expenses decreased as a percentage of sales from 67.4% in the 1996 quarter to 48.7% in the 1997 quarter.

      The Registrant anticipates that revenue, as well as operating costs, will continue to increase during 1998 as a result of its expansion plans, including the recent merger with Boynton Tobacconists, Inc., discussed below.

      During the November-December holiday season, the Registrant generates sales at a rate substantially higher than during the first 10 months of the calendar year. During the three months ended December 31, 1997, the Registrant generated sales of $1,157,174, which represented approximately 53% of its calendar year 1997 sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's working capital increased from a deficiency of $33,560 at September 30, 1997 to positive working capital of $2,412,424 at December 31, 1997. This increase was mainly due to the issuance of 2,150,000 shares of the Registrant's common stock at a price of $1.00 per share, including 2,100,000 shares issued pursuant to a private placement, along with the $486,000 working capital resulting from the December 31, 1997, merger of Woodfield Enterprises, Inc. and Windsor Capital Corp. In January 1998, the Registrant utilized $1,468,821 of its working capital to repay certain obligations assumed in connection with its merger with Boynton Tobacconists, Inc., a privately-held Florida corporation; however, this was partially offset by $1,084,313 in working capital provided by the acquired company and $152,750 received upon the exercise of 305,500 of the Registrant's Class A Warrants.

     During the three months ended December 31, 1997 and 1996, the Registrant incurred capital expenditures of $103,802 and $225,242, respectively, which arose principally from the costs of opening kiosks. The Registrant commenced operations in November 1996, when four kiosks were opened. Two more kiosks were opened in December 1996. In both November and December 1997, the Registrant opened two additional kiosks.

     In order to fully implement its expansion plans, the Registrant believes it will need to promptly achieve substantial positive cash flow from operations or obtain substantial additional debt or equity financing. If such cash flow from operations does not materialize or if such financing is not available on acceptable terms, the Registrant will have to cut back on its expansion plans accordingly.

     The Registrant believes that, in any event, it must expand significantly in order to achieve profitability. Thus, the Registrant believes that its ultimate viability will depend on the success of its expansion plan. There can be no assurance that the Registrant will be able to obtain the substantial funds needed for expansion from internal or external sources, and there can be no assurance that demand for the Registrant's products will be sufficient for such expansion.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      On December 22, 1997, seven of the Registrant's shareholders, owning an aggregate of 5,071,150 of the Registrant's 5,525,000 then outstanding shares of common stock, approved by written consent in accordance with Delaware law the merger of Woodfield Enterprises, Inc., into the Registrant.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         A)    EXHIBITS

               27. Financial Data Schedule for the quarterly period ended December 31, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WINDSOR CAPITAL CORP.
                                                                (Registrant)

Date: February 17, 1998                            /s/ GARY N. MANSFIELD
                                                       -------------------------
                                                       Gary N. Mansfield
                                                       Chief Executive Officer

Date: February 17, 1998                            /s/ KARL E. DUELL
                                                       -------------------------
                                                       Karl E. Duell
                                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

  27        Financial Data schedule for the quarterly period ended December 31,
            1997