Form 10KSB
period 1998-01-31
WINDSOR CAPITAL CORP
filed 1998-05-01
CIK 846377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED __________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1997 TO JANUARY 31, 1998

                         COMMISSION FILE NUMBER 33-26828

                              WINDSOR CAPITAL CORP.
                              ---------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         DELAWARE                                                58-1921737
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

           5008 NORTH FEDERAL HIGHWAY, LIGHTHOUSE POINT, FLORIDA 33064
           ------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                ISSUER'S TELEPHONE NUMBER          (954) 429-0035
                -------------------------------------------------
              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE
-------------------                                         ON WHICH REGISTERED
                                                           ---------------------
       NONE                                                         NONE
-------------------                                        ---------------------

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                                      NONE
                               ------------------
                                (TITLE OF CLASS)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [X] Yes   [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year are $6,645,134.

         The aggregate market value of the common stock held by non-affiliates of the registrant, computed using a value of $.50 per share, the closing price of the Common Stock on April 30, 1998, was $2,062,750 on that date.

         The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of April 30, 1998 is 9,999,053.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

         The Company is a mall-based specialty retailer. It owns and operates 14 kiosks under the name "Simply Cigars" in malls located in Connecticut, Illinois, Maryland, Massachusetts, Michigan and Ohio. These stores sell hand-rolled premium cigars, cigar-related items and upscale non-tobacco-related gift items ("gentlemen's accessories"). In addition, the Company operates six in-line stores in South Florida malls under the name "Smoker's Gallery." These stores carry a wide range of tobacco products and accessories, including cigars, pipes and pipe tobacco, as well as gentlemen's accessories.

         The Company commenced operations under the Simply Cigars name in November 1996, operating kiosks through its predecessor Woodfield Enterprises, Inc., a Florida corporation ("Woodfield"), which was incorporated in July 1996. The Company was incorporated in Delaware in June 1988; however, the Company had no operations until December 31, 1997, when Woodfield merged into the Company. On January 30, 1998, Boynton Tobacconists, Inc., a Florida corporation ("Boynton") which owned and operated one Smoker's Gallery store and owned five subsidiaries each owning and operating a Smoker's Gallery store, merged into the Company. Boynton commenced operations in 1981.

         The Company's executive offices are located at 5008 North Federal Highway, Lighthouse Point, Florida 33064. The Company's telephone number is
(954) 429-0035, and its fax number is (954) 429-0914.

THE CIGAR MARKET

         Until 1993, the cigar industry experienced a long continuing decline in cigar consumption. This trend has reversed in recent years with unit sales beginning to grow in 1994 and strong growth continuing, although the rate of growth has declined since 1996. Dollar sales have increased as a result of price increases and a substantial increase in the demand for all classifications of cigars, including high-priced premium cigars and mass market non-premium cigars.

         Cigars are produced with three tobacco components: filler, binder and wrapper. In order to make premium cigars, binder tobacco is hand-wrapped around filler to create the "bunch" which is placed into a mold. Then, "wrapper" tobacco is hand-wrapped around the bunch, creating a premium cigar. A premium cigar uses only long-filler tobacco and binders and wrappers that are composed solely of tobacco leaf. Long-filler tobacco consists of half tobacco leaves rolled up, whereas short-filler tobacco consists of smaller pieces of tobacco, including the portions of long-filler tobacco which are cut and discarded in producing premium cigars. The quality of a cigar is based on the quality and age of the tobacco used for the filler, binder and wrapper. Cigars that are not premium cigars typically use short-filler and may be wholly or partially manufactured by machine.

         The Company believes that the increase in cigar consumption and retail sales is the result of a number of factors, including: (i) the increase in the number of adults over the age of 50 (a demographic group believed to smoke more cigars than any other demographic segment); and (ii) the emergence of an expanding base of younger affluent adults who have recently started smoking cigars and who tend to smoke premium cigars, seeing them as an "affordable luxury". The Company believes the increase in cigar smoking is in large part attributable to a positive and improving image of cigar smoking resulting from increased publicity, including the success of Cigar Aficionado magazine, the increased visibility of use by celebrities and the proliferation of "Cigar Smokers" dinners and other special events for cigar smokers. This image may become threatened, however, by increasing negative publicity from the media, government officials and scientists concerning the risks of cigar smoking. See "Government Regulation; Tobacco Industry Risks."

         United States consumption of premium cigars increased at a compound annual unit growth rate of 2.4% during the period of 1976 to 1991, and at a compound annual unit growth rate of 8.9% from 1991 to 1994, and the growth rate reached 30.6% in 1995, 67.3% in 1996 and 35% in 1997, when 370.3 million units were sold. The mass market segment of the industry, which declined from 1964 to 1993, has also experienced increased consumption with a compound annual growth rate of 10% from 1993 to 1997, when 4.8 billion units were sold. Total retail sales of cigars have increased at a compound annual growth rate of 4.5% from 1991 to 1997, when sales hit $916 million, while the corresponding compound annual unit growth rate was 7.0%.

         The following table illustrates the trends in unit consumption and retail sales experienced by the premium and mass market segments of the U.S. cigar industry from 1991 to 1997.

                             U.S. CIGAR INDUSTRY(1)
                                   (Millions)

                              1991     1992     1993     1994     1995     1996    1997
                              ----     ----     ----     ----     ----     ----    ----
Unit Consumption:
Premium                       97.2     98.9     109.6    125.5    163.9    274.3    370.3
Mass market                3,433.3  3,419.2   3,313.8  3,592.5  3,896.6  4,314.3  4,858.7
                           -------  -------   -------  -------  -------  -------  -------
  Total                    3,530.5  3,518.1   3,423.4  3,718.0  4,060.5  4,588.6  5,229.0
                           =======  =======   =======  =======  =======  =======  =======
Retail Sales               $ 705.0  $ 715.0   $ 730.0  $ 766.0  $ 846.0  $ 874.0  $ 916.0
                           -------  -------   -------  -------  -------  -------  -------

----------
(1)  Source:  Cigar Association of America, Inc.

STORES

         The Company's Simply Cigars kiosks are located in upscale regional malls in the Northeastern and Midwestern United States, while the Smoker's Gallery stores are all located in upscale regional malls in South Florida. Regional malls draw from a trade area with an average radius of 20 miles and 250,000 consumers. According to industry estimates, each consumer visits a mall an average of 1.4 times per month. By focusing its strategy on opening and/or acquiring several kiosks/stores in each geographic area, the Company believes that it will enjoy economies of scale and build well-recognized brands which will be enhanced by multiple exposure to millions of consumers.

         Regional malls are classified into four categories: AA; A; B; and C. The Company, however, due to its focus on upscale consumers with substantial discretionary income, has outlets only in AA and A malls and intends to acquire and/or open additional outlets only in those premium tiers. AA and A malls generally have around 1,000,000 square feet of gross leasable area, at least three major department stores, better than average income per household in the surrounding area, and annual sales in excess of $250 per square foot. Although the Company does not intend to target B malls, it may, on occasion, open a B mall outlet if, as part of a package deal, access to AA and A malls is offered by a common landlord on advantageous terms. Also, the Company may acquire tobacconist chains which have outlets in B malls, as well as AA and A malls.

         Mall owners frequently do not lease space to multiple vendors of specialty products with a niche as precise as the Company's product line. Therefore, the Company's stores and kiosks benefit from a strong barrier to entry that limits competition in the malls where those outlets are located.

         As of April 30, 1998, the Company's outlets are as follows:

MARKET                     MALL NAME                 RATING                     DEVELOPER                 DATE OPEN
------                     ---------                 ------                     ---------                 ---------
SIMPLY CIGARS
-------------
Boston                     Cambridgeside                A                       Wells Park                11/96
Detroit                    Lakeside                     A                       Taubman                   11/96
Detroit                    Briarwood                    A                       Taubman                   11/96
Detroit                    Twelve Oaks                  A                       Taubman                   11/96
Boston                     Natick                       A                       General Growth            11/96*
Chicago                    Woodfield                    AA                      Taubman                   12/96
Boston                     Northshore                   A                       Wells Park                04/97
Detroit                    Woodland                     A                       Taubman                   04/97
Boston                     Emerald Square               A                       Wells Park                06/97
Columbus                   Tuttle Crossing              A                       Taubman                   07/97
Chicago                    Stratford                    A                       Urban                     11/97
Connecticut                Crystal                      A                       Wells Park                11/97
Washington                 Annapolis                    A                       Westfield                 12/97
Washington                 Montgomery                   A                       Westfield                 12/97

SMOKER'S GALLERY
----------------
South Florida              Boynton Beach                A                       DeBartolo                 11/85
South Florida              Galleria                     A                       Keystone                  11/81
South Florida              Palm Beach Gardens           AA                      Forbes Cohen              11/92
South Florida              Sawgrass Mills               AA                      Western Dev.              10/90
South Florida              Boca Town Center             AA                      DeBartolo                 12/96
South Florida              The Falls                    A                       Taubman                   12/96

----------
* In December 1996, the Company opened a kiosk at the Atrium Mall in metropolitan Boston. In September 1997, that kiosk was closed and moved to the Natick Mall.

SIMPLY CIGARS

      The Simply Cigars kiosks consist of approximately 100 square feet of display space each and are located either at center court or in the highway of the mall. As the name suggests, these kiosks are focused on the sale of premium cigars and related accessories. Each kiosk stocks approximately 200 boxes of various premium cigar brands and sizes, together with an assortment of cigar accessories and gentlemen's accessories. The cigars are sold individually and by the box.

      The Company commenced operations in each of its Simply Cigars markets through kiosks rather than in-line stores due to the speed and relatively low start-up cost involved. By placing a kiosk in a desirable location, the Company is able to "test the waters" by opening an outlet with little lead time, thereby preempting potential competition, and with a modest investment in construction, fixtures and inventory.

      The Company estimates that the monthly operating expenses for a kiosk are approximately two-thirds those of a typical 1000-square-foot in-line store ($8,050 as opposed to $12,250) while a store has several times the revenue potential due to much greater display area; however, the investment in construction, fixtures and inventory required to open a kiosk is approximately one-fifth the investment required for a store ($50,000 as opposed to $250,000). The Company believes that its strategy is prudent because it limits the capital investment and operating costs in a location until that location has proven to be successful. Given the much greater sales potential of in-line stores, the Company intends to convert successful kiosks to in-line stores and close unsuccessful kiosks.

      The Company has selected the Stratford and Woodfield mall kiosks to be the first for conversion to in-line stores, with conversion scheduled to commence in June and July 1998, respectively. The Company has not yet signed leases for these stores; however, the Company believes that it is in the final stages of lease negotiations for the stores. Completion for each conversion is scheduled for approximately 90 days after commencement. The Company intends to keep the kiosks open while the stores are prepared for occupancy.

SMOKER'S GALLERY

      The Smoker's Gallery chain, which merged into the Company in January 1998, was founded by Joel A. Wolk (now the Company's Chief Operating Officer) in 1981 and consists of six in-line stores averaging approximately 1,000 square feet each. The Smoker's Gallery stores are "tobacconist" stores, offering a full line of tobacco and tobacco-related products, including premium and non-premium cigars, pipes, pipe tobacco, cigarettes and related accessories. The stores also carry gentlemen's accessories.

PRODUCTS

      The Company sells a wide range of tobacco products and tobacco-related accessories, as well as a select line of non-tobacco-related gentlemen's accessories; however, the Company's principal product is premium cigars, which represented a majority of sales at the Simply Cigars kiosks and the Smoker's Gallery stores during the fiscal year ended January 31, 1998.

      CIGARS

      The Company has established relationships with wholesalers and manufacturers of name-brand premium cigars such as Macanudo, Punch, H. Uppman, Montecristo, Partagas and many others. The Company carries most or all of these brands at its outlets; however, given the dramatic expansion of the industry, many new premium brands have recently come onto the market. These new brands, which may not be as well recognized, present the Company with the opportunity to introduce higher margin lines to the growing population of new cigar smokers. The Smoker's Gallery stores sell non-premium cigars; the Simply Cigars kiosks do not. The Company may add non-premium cigars to the Simply Cigars product line.

      CIGAR ACCESSORIES

         The Company has established relationships with wholesalers and manufacturers of cigar accessories. These products include humidors for storing cigars, cigar cutters, lighters, ashtrays, and the like. In addition, the Company plans to private-label many of these same items with the Simply Cigars' logo, toll-free phone number and e-mail address (to be established) so that consumers can purchase the Company's products without having to visit the mall.

      PIPES, PIPE TOBACCO AND PIPE ACCESSORIES

      The Company sells pipes, pipe tobacco and related accessories, including tobacco pouches and pipe cleaners, only at the Smoker's Gallery stores; however, the Company may begin to sell some of these products at its Simply Cigars kiosks. Through Smoker's Gallery, the Company has long-established relationships with wholesalers and manufacturers of these products.

      OTHER TOBACCO PRODUCTS

      The Smoker's Gallery stores and the Simply Cigars kiosks also sell cigarettes. The Smoker's Gallery stores also sell smokeless tobacco products.

      GENTLEMEN'S ACCESSORIES

      In order to increase its overall sales and to diversify its product line so as to guard against possible softness and/or declines in demand for premium cigars and other tobacco-related products, the Company has introduced a selection of "gentlemen's accessories" in its outlets. These products consist of high quality yet practical items, well suited for gifts and designed for the young to middle-age upscale adult male consumer, including writing instruments, umbrellas, flasks, shaving apparatus, leather goods and porcelain and bronze figurines. The Company believes that the current retail environment underserves demand for these products. The selection and presentation of the gentlemen's accessories product line is designed to appeal to female as well as male buyers. According to industry figures, approximately 25-30% of purchases in tobacco stores consist of purchases by women on behalf of men, approximately 34% of purchasers are 35-49 years old, and approximately 30% of purchasers are 21-34 years of age.

      The following table summarizes the Company's sales by product during the fiscal year ended January 31, 1998:

PRODUCT          %COMPANY          %SIMPLY           %SMOKER'S
-------          SALES             CIGARS SALES      GALLERY SALES
                 -----             ------------      -------------
CIGARS            56                55                57

CIGAR
ACCESSORIES       30                43                23

PIPE TOBACCO       1                --                 1

PIPES/PIPE
ACCESSORIES        2                --                 3

OTHER TOBACCO
PRODUCTS           6                --                 9

GENTLEMEN'S
ACCESSORIES        5                 2                 7
                 ---               ---               ---
                 100%              100%              100%

SEASONALITY

    The Company's business is highly seasonal, with sales peaking in the November-December holiday season, when historically approximately 40% of annual sales have been generated. Thus, the success of the holiday season will be a major determinant of the Company's profitability each year.

EXPANSION AND ACQUISITIONS

    The Company believes that, in order to achieve profitability, it needs to rapidly expand the number of its outlets and achieve economies of scale. The Company is seeking attractive acquisition targets as well as locations for new in-line stores. As set forth above, in June 1998, the Company intends to begin the process of converting its successful kiosks into in-line stores.

    In order to diversify away from the tobacco industry, the Company is also pursuing possible acquisitions of non-tobacco companies. The Company is currently in various stages of negotiations to acquire several companies, one of which is not involved in the tobacco industry. The Company is currently engaged in a "due diligence" review of these targets and their financial statements. There can be no assurance that these, or any other potential acquisitions will be consummated or that, if consummated, any such acquisitions will prove to be beneficial to the Company.

COMPETITION

    The tobacco industry in general, including the cigar industry, is dominated by a small number of companies which are well known to the public; however, the retail tobacconist marketplace is fragmented. According to the July
- August 1997 issue of the tobacco industry's trade magazine, SMOKESHOP, there are 4,948 tobacco shops in the United States. According to the magazine, the industry remains firmly dominated by independent retailers, who accounted for over 93% of all tobacco shops. The remaining stores are split almost equally between franchises and multi-store "chains," the largest of which is "The Tinder Box." In addition, due to the recent surge in demand for premium cigars, the Company faces substantial competition from non-traditional outlets for premium cigars, including bars, restaurants, gift shops, drug stores and other retail stores.

GOVERNMENT REGULATION; TOBACCO INDUSTRY RISKS

    The tobacco industry in general has been subject to regulation by Federal, state and local governments, and recent trends have been toward substantially increased regulation. Such regulations include health warning requirements, limitations on advertising and prohibition of sales to minors, and laws restricting smoking in public places and in offices, office buildings and restaurants and other eating and drinking establishments. Effective January 1998, the State of California, which frequently starts national trends, banned smoking in all bars and restaurants. In addition, cigars and other tobacco products are subject to excise taxation at the Federal, state and local level, and such taxation may increase substantially in the future. Tobacco products are especially likely to be subject to increases in excise taxation because of the perceived detrimental effects of tobacco on the health of both smokers and others who inhale environmental tobacco smoke ("ETS").

    While to date government regulation has focused on cigarettes, increasing governmental attention has been directed in recent months to the cigar industry. In April 1998, the Chairman of the Federal Trade Commission, citing a new National Cancer Institute report which documents a high risk of mouth, throat and lung cancer and other adverse health effects from cigar smoking, announced his support for legislation regulating cigars on a basis comparable to that for cigarettes. He specifically proposed health warnings on all cigar packaging and advertising as well as curbs on marketing efforts that might be deemed directed toward teenagers. No assurance can be given that future regulations, tax policies or tobacco litigation will not have a material adverse effect upon the ability of cigar companies and tobacconists, including the Company, to generate revenue and profits. The Company believes that the principal regulatory risks it faces arise from proposals for (i) increased taxes on cigars, (ii) restrictions on cigar advertising, (iii) warning labels on cigars, and (iv) restrictions on smoking in public places, especially bars and restaurants.

    During recent decades, the tobacco industry has been the subject of heavy advertising and public service campaigns against smoking in general. While this negative publicity has been focused on cigarettes, in recent months the news media have increasingly emphasized the risks of cigar consumption and cigar ETS and have suggested that cigars can be as hazardous as cigarettes. This publicity could ultimately have a material adverse effect on the cigar industry in general and on the Company in particular. Furthermore, litigation has been commenced in a number of jurisdictions seeking damages from cigarette companies for damages resulting from cancer caused by smoking and ETS. Although the Company is unaware of any such litigation against tobacco retailers or cigar companies and all of its sales have been made after both the risks of smoking and the addictive nature of nicotine became generally known, no assurance can be given that the Company will not be materially adversely affected by such litigation. In addition, no assurance can be given that the Company will be able to obtain adequate product liability insurance or, if such insurance is available, that it will be available on commercially reasonable terms.

EMPLOYEES

    At April 30, 1998, the Company had 104 employees. The Company is not and never has been a party to a collective bargaining agreement. The Company believes its relationship with its employees is good.

TRADEMARKS

    The Company has filed federal trademark registration applications with the U.S. Patent and Trademark Office covering the "Simply Cigars" name and the Company's logo. The Company believes that these trademarks are valid and do not infringe on the rights of any third parties; however, there can be no assurance that they will not be successfully challenged by a third party.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report, including the exhibits hereto, contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Company's growth strategy, which is based upon the Company's interpretation and analysis of cigar and tobacconist industry trends and management's ability to successfully develop and implement its expansion plan and market and sell its products to retail consumers. This strategy assumes, among other things, that
(i) strong demand for premium cigars and accessories will continue and the Company will be able to promptly and substantially increase its market share;
(ii) the Company will be able to promptly and substantially increase the number of its retail outlets in Class A and AA malls and (iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward looking statements to prove incorrect and may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

    All of the Company's 14 Simply Cigars kiosks and six Smoker's Gallery stores are leased with lease terms expiring between 1998 and 2006. The rental payments for most facilities are based on a minimum rental plus a percentage of gross sales in excess of a stipulated amount. The Company is also generally obligated for the facilities' operating costs including property taxes, insurance and maintenance. Minimum monthly lease payments for the Company's kiosks and stores range from approximately $2,000 to $4,600. The Company's headquarters and central warehouse facility, located in Lighthouse Point, Florida, occupies 1,000 square feet of leased space. The Company rents its headquarters and central warehouse facility on a monthly basis at a rate of $400 per month.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 22, 1997, the Company's shareholders approved by written consent, in accordance with Delaware law, the merger of Woodfield into the Company. Shareholders owning 5,071,150 of the 5,525,000 shares of Common Stock then outstanding approved the merger, which was consummated on December 31, 1997.

    On January 29, 1998, the Company's shareholders approved by written consent, in accordance with Delaware law, the merger of Boynton into the Company. Shareholders owning 5,402,650 of the 7,745,000 shares of Common Stock then outstanding approved the merger, which was consummated on January 30, 1998.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers ("NASD") OTC Bulletin Board. Its symbol is "WDSC". Until January 1998, following the merger of Woodfield into the Company, only sporadic trading of the Common Stock occurred and no established trading market existed for the Common Stock.

    The following table sets forth the range of high and low bid quotations for the Common Stock for the last quarter of fiscal year 1998 and for the first quarter of fiscal year 1999. These quotations were obtained from the NASD and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR                          HIGH                        LOW
------------------------------------------------------------------------
1998
   FOURTH QUARTER                    $  2.00                     $  .875
      (January 1998 only)

1999
   FIRST QUARTER                     $  2.00                     $  .50
      (through April 30, 1998)


    The Company had 84 shareholders of record as of April 30, 1998; however, based on information provided by the Company's transfer agent, the Company believes that the number of beneficial owners of the common stock is greater.

    In July 1996, the Company sold 3,000,000 shares of its common stock to its founders, Gary N. Mansfield, Harold S. Blue, Guy F. Wood and Michael Falk, Messrs. Mansfield and Wood paid nominal consideration of $.001 per share for 750,000 shares each. Messrs. Blue and Falk paid $100,000 each for 750,000 shares ($.13 per share). Thereafter, the Company sold 1,250,000 shares of common stock to investors at a price of $.50 per share between November 1996 and March 1997, and the Company sold an additional 2,450,000 shares of Common Stock at a price of $1.00 per share between April and December 1997. The Company also issued to certain investors who purchased Common Stock warrants to purchase an aggregate of 165,000 shares of Common Stock at an exercise price of $1.00 per share through November 30, 2001. These warrants were issued at no extra cost to the investors. In December 1997, the Company issued to Mr. Blue, as compensation for his services to the Company as Chairman, warrants to purchase 387,500 shares of Common Stock on the same terms as the investor warrants. Mr. Blue later transferred warrants for 290,500 of these shares to other persons.

    In January and February 1998, pursuant to a December 1997 call by the Company, holders of the Company's Class A Warrants exercised 307,500 of such warrants at a price of $.50 per share, yielding aggregate proceeds of $153,750 to the Company.

    The foregoing sales of securities were made pursuant to the exemptions from registration provided in Section 4(2) of the Act and Regulation D promulgated thereunder.

    The Company has not paid any dividends on its Common Stock. The Company intends to retain any earnings for use in its operations and the expansion of its business, and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operating and financial condition, among other factors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table reflects the contributions of Simply Cigars and Smoker's Gallery stores to the Company's sales and net loss during the fiscal years ended January 31, 1998 ("Fiscal 1998") and January 31, 1997 ("Fiscal 1997").

                                   FISCAL 1998                                     FISCAL 1997
                                   -----------                                     -----------
                        SIMPLY                     SMOKER'S              SIMPLY                   GALLERY
                        CIGARS                     GALLERY               CIGARS                   SMOKER'S
                        ------                     -------               ------                   --------
Sales                 $2,289,806                  $4,355,328           $ 407,706                 $5,561,964

Net Income (Loss)     $ (656,836)                 $  563,987           $(132,563)                $   (3,317)

    The Company's statement of operations for Fiscal 1997, reflects the operations of Smoker's Gallery for the 12 months ended April 30, 1997, while the statement of operations for Fiscal 1998 reflects only nine months of Smoker's Gallery operations, from May 1, 1997, through January 31, 1998. As Simply Cigars commenced operations in November 1996, only three months of its operations are included in Fiscal 1997 while Fiscal 1998 reflects a full operating year for Simply Cigars. Further, during Fiscal 1997, only six Simply Cigars kiosks were operating, four of which were opened in November 1996, and two of which opened in December 1996. The Company opened eight additional Simply Cigars kiosks in Fiscal 1998, four of which were opened before the November-December 1997 holiday season; the other four were opened in November and December 1997 (two in each month). Four of the six Smoker's Gallery stores were open throughout both fiscal years; the other two were opened in December 1996.

    The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                                      FISCAL YEAR

                                               1998             1997
                                               ----             ----

Revenues                                     100.0%           100.0%
Cost of revenues                              58.1%            63.3%
                                             -----------------------
Gross Profit                                  41.9%            36.7%
Selling, general and
  administrative expenses                     41.6%            38.5%
Depreciation and amortization                  1.8%             0.7%
                                             -----------------------
Operating loss                                (1.5)%           (2.5)%
Other income (expense)                         0.4%             0.3%
                                             -----------------------
Loss before provision for
  income taxes                                (1.1)%           (2.2)%
Provision for income taxes                     0.3%             0.1%
                                             -----------------------
Net loss                                      (1.4)%           (2.3)%
                                             =======================

    Revenues for Fiscal 1998 increased 11% to $6,645,134 from $5,969,670 in Fiscal 1997. The increase in revenues was due to the increase in Simply Cigars revenues of $1,882,100 ($2,289,806 for the 12 months ended January 31, 1998, versus $407,706 for the three month period ended January 31, 1997) offset by a decrease in Smoker's Gallery revenues of $1,206,636 ($4,355,328 for the 9 months ended January 31, 1998 versus $5,561,964 for the 12 month period ended April 30,
1997).

    Gross profit was $2,781,511, or 41.9% of revenues in Fiscal 1998, compared with $2,193,538, or 36.7% in Fiscal 1997. The increase in gross profit as a percentage of sales was primarily due to the increase in Simply Cigars revenues in Fiscal 1998 which have had a higher gross margin than Smoker's Gallery revenues. In Fiscal 1998, Simply Cigars' gross margin was $1,166,644, or 51% of revenues whereas Smoker's Gallery's gross margin was $1,614,847, or 37% of revenues.

    Selling, general and administrative expenses increased 20% in Fiscal 1998 to $2,761,785 from $2,298,874 in Fiscal 1997. The increase in selling, general and administrative expenses was due to the increase in Simply Cigars selling, general and administrative expenses of $1,398,649 ($1,736,711 for the 12 months ended January 31, 1998 versus $338,062 for the three month period ended January 31, 1997) offset by a decrease in Smoker's Gallery selling, general and administrative expenses of $935,738 ($1,025,074 for the 9 months ended January 31, 1998, versus $1,960,812 for the 12 month period ended April 30, 1997).

    The Company's net loss of $92,849 for Fiscal 1998 reflects the Simply Cigars loss of $656,836 mostly offset by Smokers Gallery's net income of $563,987. During Fiscal 1998, Boynton Tobacconists, Inc. ("Boynton"), the former operator of Smoker's Gallery, was a

Subchapter S corporation, and substantially all of its net income was paid to Wolk as a distribution. This distribution was not deducted for purposes of calculating the Company's net loss.

    The Company's Fiscal 1997 net loss of $135,880 reflects Simply Cigars' net loss of $132,563 and Smokers Gallery's net loss of $3,317. During Fiscal 1997, Boynton was a Subchapter C corporation and Wolk received aggregate salary and bonus compensation of $550,010, which was deducted as an expense.

    Due to the small scale of operations, Simply Cigars incurred net losses of $132,563 in Fiscal 1997 (three months of operations) and $656,836 in Fiscal 1998, as gross profit was greatly outweighed by fixed overhead expenses, in particular wages, rent and management fees.

    During the November-December 1997 holiday season, the Company's same store sales decreased 18.2% from the level for the 1996 holiday season. This reflects a 7.9% increase for Simply Cigars and a 24.0% decrease for Smoker's Gallery. Since January 1998, the Company has experienced a sharp decline in same store sales. During the three months ended March 31, 1998, the Company's same store sales were down 27% from the same period in 1997, reflecting a 14% decline at Simply Cigars and a 29% decline at Smoker's Gallery. The Company believes that this decline in sales is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the rate of growth of demand for premium cigars. Unless the decline in the Company's same store sales is soon reversed, the Company will be materially adversely affected.

    The Company believes that the key to its achieving profitability is the fulfillment of its expansion plan to have open at least 30 outlets, including 19 in-line stores, by December 31, 1998, with the conversion of certain high-volume kiosks to stores to begin in June 1998. There can be no assurance that the Company will be able to fulfill this plan or achieve profitability, especially given the adverse trends in same store sales described above.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1998, the Company had working capital of $2,060,000; however, in order to fully implement its expansion plan, the Company believes that it will need to raise at least $3 million in new financing by August 1998. If such funds are not raised, the Company will have to cut back on its expansion plan accordingly. Further, even if such funds are raised, there can be no assurance that the Company will be able to implement its expansion plan or achieve profitability. There can be no assurance that sufficient cash flow from operations will be realized before available cash resources and the net proceeds of any financing are exhausted. There can be no assurance that such additional funds will be available when needed or, if available, will be available on terms acceptable to the Company.

    Net cash used in operating activities decreased 92% in Fiscal 1998 to $69,419 from $841,858 in Fiscal 1997, primarily due to a reduction in the amount of cash used in Fiscal 1998 to acquire merchandise inventories ($1,200,659 during 1997 versus $551,502 during 1998). During Fiscal 1997, Simply Cigars commenced operations and Smoker's Gallery opened two new stores which resulted in increased purchases of merchandise inventories.

    Net cash used in investing activities decreased 34% in Fiscal 1998 to $357,813 from $543,421 in Fiscal 1997 primarily as a result of the capital expenditures required in Fiscal 1997 to commence operations for Simply Cigars and open two new Smoker's Gallery stores offset by the capital expenditures required in Fiscal 1998 to expand Simply Cigars' operations.

    Net cash provided by financing activities decreased 32% in Fiscal 1998 to $990,858 from $1,461,364 in 1997. During Fiscal 1997, net borrowings amounted to $671,264 whereas in Fiscal 1998, net repayments of amounts borrowed amounted to $1,294,812. Also as previously discussed above, during Fiscal 1998, a distribution in the amount of $565,000 was paid to Wolk. These amounts were offset by an increase in Fiscal 1998 of proceeds from the sale of common stock and cash acquired in the capital transaction of $2,060,570.

ITEM 7.   FINANCIAL STATEMENTS

    The Company's Financial Statements are included herein beginning on Page
F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    See the Company's Report on Form 8-K filed January 14, 1998, regarding the change in the Company's independent auditors.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

    The directors and executive officers of the Company are as follows:

NAME                         AGE          POSITION(S)
-----------------------------------------------------
Gary N. Mansfield            37           Chairman, Chief Executive Officer,
                                          Secretary, Director

Guy F. Wood                  44           President

Joel A. Wolk                 46           Chief Operating Officer

Karl E. Duell                41           Vice President/Chief Financial
                                          Officer

Eugene R. Terry              59           Director

Harold S. Blue               37           Director

Hershel Krasnow              75           Director

GARY N. MANSFIELD

    Mr. Mansfield, a co-founder of the Company, has served as Chief Executive Officer, Secretary and a Director since July 1996. He became Chairman of the Company in April 1998. He served as Executive Vice President - Corporate Development of ProxyMed, Inc. (Nasdaq: PILL), a healthcare information technology company based in Fort Lauderdale, Florida, from March 1993 until September 1997, when he resigned that position to work for the Company. He remained as a non-executive employee of ProxyMed until April 1, 1998. Mr. Mansfield also was a member of ProxyMed's Board of Directors from June 1995 until September 1997. In these capacities at ProxyMed, Mr. Mansfield focused on several initiatives including the acquisitions of several companies and contract negotiations for strategic business alliances. From November 1991 to March 1993, Mr. Mansfield was co-founder and Chief Executive Officer of Medical Containment Systems, Inc., a software development firm which was acquired by ProxyMed. From December 1985 to August 1988, Mr. Mansfield was a shareholder of Best Generics and he was a Director of Best Generics at the time the company was acquired. Mr. Mansfield also served as Vice President of Ocean Drugs, a pharmacy chain located in South Florida from September 1985 to May 1989.

    Mr. Mansfield holds a Masters of Business Administration degree in Finance and Policy from the University of Chicago, Chicago, Illinois (1995); a Juris Doctor from the University of Miami School of Law (1992); and a Bachelors degree in Business Administration (Management) from the Wharton School of the University of Pennsylvania (1985). Mr. Mansfield is a member in good standing of the American Bar Association and the Florida Bar.

GUY F. WOOD

    Mr. Wood, co-founder of the Company, has served as President since July 1996 and is responsible for all aspects of the Company's day-to-day operations. Mr. Wood has 19 years management experience in high growth companies, nearly half of which have been with companies involved in specialty retail. Most recently, from March 1995 to September 1996, Mr. Wood served as an area developer of bagel restaurants in the Chicagoland area. Previously, Mr. Wood served as Executive Vice President and Chief Operating Officer of Gloria Jean's Gourmet Coffees, Inc., from March 1987 through February 1995. Joining that company when there were only seven stores, Mr. Wood developed and supervised a retail operations department with three directors and eight district managers supporting 26 company and 200-plus franchised stores. He had complete responsibility for profit and loss at a chain with annual sales in excess of $100,000,000. Prior to joining Gloria Jean's, Mr. Wood served in various positions at Edward Hines Lumber Co. in Chicago, Illinois, from March 1979 through March 1987, where not only did he set the sales record for the largest single invoice, but also for being one of the youngest ever to achieve his title of Branch Yard Manager in the history of the 100-year old company.

    Mr. Wood holds a Bachelor of Science degree in psychology from Southern Illinois University.

JOEL A. WOLK

    Mr. Wolk has worked in the retail tobacco industry since 1973, when he and his father opened a Tinder Box franchise in the Staten Island Mall in New York. Later, the Wolk family sold the Tinder Box store and Mr. Wolk opened and later sold Smoker's Gallery stores in Binghampton, New York, and Phoenix, Arizona. In 1981, Mr. Wolk relocated to Boca Raton, Florida, where he opened the current Smoker's Gallery chain, with the first store located at the Galleria Mall in Fort Lauderdale. The chain grew to six stores by 1996. From 1993 to 1996, Mr. Wolk served as a director of the Retail Tobacco Dealers of America. Mr. Wolk became Chief Operating Officer of the Company on January 30, 1998, when the Smoker's Gallery chain was acquired in the merger by Boynton into the Company.

KARL E. DUELL

    Mr. Duell has served as Vice President and Chief Financial Officer of the Company since January 1998. Mr. Duell has over 18 years experience working with national, regional and local independent public accounting firms, most recently having served as a senior manager with Ernst & Young L.L.P. from November 1996 to December 1997. Prior to that, he was a manager with Coopers & Lybrand L.L.P., now the Company's independent public accountants, from November 1992 to October 1996. Mr. Duell is a Certified Public Accountant and holds a B.B.A. degree from Niagara University.

EUGENE TERRY

    Mr. Terry became a Director of the Company in October 1997. He is a pharmacist and the founder and Chairman of Bloodline, Inc., a New Jersey-based company engaged in the blood services business, which he founded in 1980. In 1971, Mr. Terry founded Home Nutritional Support, Inc. ("HNSI"), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. From 1962 to 1985, Mr. Terry was a principal of Terry Drug Company, an upscale retail drugstore chain in Northern New Jersey. From 1970 to 1978, Mr. Terry was President of Pharmaceutical Specialties, a Christmas mail order catalog company serving pharmacies nationwide. Mr. Terry has been a director of ProxyMed since August 1995. Currently, Mr. Terry is also a principal with Mr. Cooperman in T/C Solutions.

HAROLD S. BLUE

    Mr. Blue, a co-founder of the Company, served as the Company's Chairman from July 1996 until March 1998 and continues as a Director. He is currently employed by ProxyMed as its Chairman and Chief Executive Officer. He has held those positions since January 1993. In January 1991, Mr. Blue founded and then served as Chief Executive Officer and Chairman of Health Services of Miami Lakes, Inc., a multi-office provider of primary and specialty care services to managed care patients. In December 1994, Mr. Blue sold that company to InPhyNet, Inc., a publicly traded (Nasdaq National Market) physician practice management company. Prior to founding Health Services, Mr. Blue was the founder of Best Generics, Inc. in 1984. Best Generics was later sold to pharmaceutical manufacturer Ivax Corporation, a publicly traded (AMEX) firm, in August 1988. Mr. Blue served on the Board of Directors of Ivax for two years, and then served as a consultant to Ivax for an additional three-year period. Mr. Blue served as President and Chief Executive Officer of Budget Drugs, Inc., an independent chain of retail pharmacies from 1979 to 1992. He currently serves as a director of iMall, Inc. (OTC: IIML), which operates what it believes to be the largest independent mall on the Internet, and Accumed, Inc. (Nasdaq: ACMIC), a healthcare medical device company.

HERSHEL KRASNOW

    Mr. Krasnow has been a director of Windsor Capital Corp. since its incorporation in June 1988. He was a senior vice president of the investment banking firm of Josephthal, Lyon & Ross from 1990 to February 1997. Since March 1997 he has been Senior Vice President of First Security Investments, Inc., a registered broker/dealer. From August 1989 through March 1990, Mr. Krasnow was an executive vice president of the investment banking firm of Castleton Rhodes, Inc. From October 1988 until August 1989, he was an executive vice president of Robyns Capital Corp., an investment banking firm. From May 1988 until October 1988, Mr. Krasnow was an executive vice president of

Hibbard Brown & Company, Inc., an investment banking firm. From January 1987 until May 1988, Mr. Krasnow was an executive vice president of Philips, Appel & Walden, Inc., an investment banking firm. From 1978 until January 1987, Mr. Krasnow was an executive vice president of Rooney Pace, Inc., an investment banking firm.

ITEM 10.   EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid since commencement of the Company's operations to the Company's Chief Executive Officer and the only other executive officer of the Company with annual compensation over $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                     ----------------------------------------        ----------------------------------
NAME AND                                                         OTHER ANNUAL
PRINCIPAL POSITION        YEAR       SALARY(S)       BONUS       COMPENSATION        SECURITIES UNDERLYING OPTIONS/SARS
------------------        ----       ---------       -----       ------------        ----------------------------------
Gary N. Mansfield,        1998        $19,231         ---              ---                        200,000
Chief Executive Officer   1997            ---         ---              ---                            ---

Joel A. Wolk,             1998            ---         ---         $565,000(1)                     100,000
Chief Operating Officer   1997       $550,010         ---              ---                            ---

----------
(1) Subchapter S shareholder distribution from Boynton.

     In January 1998, the Company entered into three-year employment agreements with Messrs. Mansfield, Wolk and Duell. These agreements provide for annual salaries of $120,000, $125,000 and $70,000, respectively. The agreements provide for customary employee benefits and standard confidentiality and non-competition covenants. Upon a termination "without cause," Messrs. Mansfield and Duell are entitled to nine and two months' salary respectively. Upon a termination "without cause," Mr. Wolk is entitled to payment of his salary through the end of the three-year term, less the amount he earns or reasonably could earn from other employment.

     The Company does not intend to pay any directors' fees through the end of the fiscal year ended January 31, 1999.

     The following table provides information on stock option grants during Fiscal 1998 to each of the named executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)


                   NUMBER OF           % OF TOTAL
                   SHARES              OPTIONS/SARS
                   UNDERLYING          GRANTED TO       EXERCISE OR
                   OPTIONS/SARS        EMPLOYEES        BASE PRICE        EXPIRATION
NAME               GRANTED (#)         IN FY            ($/Sh)            DATE
----               -----------         -----            ------            ----
GARY N. MANSFIELD  200,000             63%              $ .98             1/15/03

JOEL A. WOLK       100,000             32%              $1.63             1/30/03

     The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                   AND FY-END OPTION/SAR VALUES

                     Shares            Value            Number of         Number of        Value of          Value of
                     Acquired on       Realized         Securities        Securities       Unexercised       Unexercised
Name                 Exercise(#)         ($)            Underlying        Underlying       In-the-Money      In-the-Money
                                                        Options/SARs at   Options/SARs at  Options/SARs at   Options/SARs
                                                        FY-End (#)        FY-End (#)       FY-End ($)        at FY-End ($)

                                                        Exercisable       Unexercisable    Exercisable       Unexercisable
Gary N. Mansfield    ---               ---              200,000           ---              $166,000          ---

Joel A. Wolk         ---               ---              100,000           ---              $ 18,000          ---

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 30, 1998, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer named in the Executive Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                             SHARES OF THE COMPANY'S
                         COMMON STOCK BENEFICIALLY OWNED

NAME AND ADDRESS
OF BENEFICIAL OWNER(1)                   NUMBER             PERCENT
----------------------                   ------             -------
Harold S. Blue                           798,000(2)            7.9%

Gary N. Mansfield                        902,000(3)            8.8%

Joel A. Wolk                           2,046,553(4)           20.3%

Guy F. Wood                              770,000               7.7%

Karl E. Duell                                ---               ---

Eugene R. Terry                          125,000(5)            1.2%

Hershel Krasnow                          355,000(6)            3.6%

Michael Falk
830 Third Avenue
New York, NY 10017                       825,000(7)            8.2%

J.F. Shea Co.
655 Brea Canyon Road
Walnut, CA 71789                         750,000               7.5%

Bellingham Industries, Inc.
Farley Edge
Westerham
Kent TN16 1UB
England, UK                              500,000               5.0%

Directors and executive officers
  as a group                           4,996,553(8)           47.9%

----------
*Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of the Company's common stock subject to any options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 97,000 shares issuable upon the exercise of currently exercisable warrants.

(3) Includes 200,000 shares issuable upon the exercise of currently exercisable options.

(4) Includes 100,000 shares issuable upon the exercise of currently exercisable options.

(5) Includes 25,000 shares issuable upon the exercise of currently exercisable warrants.

(6) These shares are held by a company jointly controlled by Mr. Krasnow and another person. Mr. Krasnow owns less than one percent of the capital stock of that company.

(7) Includes 75,000 shares issuable upon the exercise of currently exercisable warrants.

(8) Includes 422,000 shares issuable upon the exercise of currently exercisable options and warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In September 1996, Mr. Blue loaned $70,000 to the Company. This loan was repaid in December 1996 without interest. In September 1997, Mr. Blue loaned $50,000 to the Company. This loan was repaid in November 1997 without interest.

ITEM 13.   EXHIBIT LIST AND REPORTS ON FORM 8-K

(A)      Exhibits

EXHIBIT
  NO.                     DESCRIPTION
-------                   -----------
 3.1     Certificate of Incorporation, as amended.

 3.2     Bylaws.

10.1 Agreement and Plan of Merger among the Company, Woodfield Enterprises, Inc. and International Asset Management Group, Inc., dated December 18, 1997 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 033-26828, reporting an event dated December 31, 1997).

10.2 Agreement and Plan of Merger between the Company and Boynton Tobacconists, Inc., dated January 29, 1998 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 033-26828, reporting an event dated January 30, 1998).

10.3     Employment Agreement between the Company and Gary N. Mansfield.*

10.4     Employment Agreement between the Company and Joel A. Wolk.*

10.5     Employment Agreement between the Company and Karl E. Duell.*

----------
* Denotes employment agreement or compensatory plan.

(B)      Reports on Form 8-K

         During the quarter ended January 31, 1998, a Form 8-K report was filed by the Company with the Securities and Exchange Commission on January 14, 1998, and amended in a filing on January 23, 1998, on Form 8-K/A reporting (i) an event dated December 31, 1997 (the merger of Woodfield Enterprises, Inc., into the Company, (ii) another event dated December 31, 1997 (the change of the Company's fiscal year from the calendar year to the year ended January 31) and (iii) an event dated January 13, 1998, (the change in the Company's independent auditors).

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

    No annual report or proxy material has been sent to security holders, nor are such materials anticipated to be sent.

WINDSOR CAPITAL CORP.
FINANCIAL STATEMENTS
PERIODS ENDED JANUARY 31, 1998 AND 1997




TABLE OF CONTENTS



Report of Independent Accountants............................................F-2

Financial Statements:

Balance Sheets...............................................................F-3
Statements of Operations.....................................................F-4
Statements of Stockholders' Equity...........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of
Windsor Capital Corp.

We have audited the accompanying balance sheets of Windsor Capital Corp. as of January 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Capital Corp. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Miami, Florida
April 10, 1998

WINDSOR CAPITAL CORP.
BALANCE SHEETS
JANUARY 31, 1998 AND 1997
                                  ASSETS                                           1998                1997
                                                                            ----------------     ----------------
Current assets:
 Cash and cash equivalents                                                  $        720,079     $        156,453
 Receivables                                                                           3,272               14,401
 Merchandise inventories                                                           2,455,151            1,903,649
 Prepaid expenses and other current assets                                            40,205               30,455
                                                                            ----------------     ----------------
Total current assets                                                               3,218,707            2,104,958

Property and equipment, net                                                          779,342              543,042

Other assets:
 Deposits                                                                             13,380               14,505
 Other                                                                                16,468                3,373
                                                                            ----------------     ----------------

                                                                            $      4,027,897     $      2,665,878
                                                                            ================     ================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $      1,009,336     $        651,582
 Borrowings under line of credit                                                           -              448,105
 Accrued salaries and employee benefits                                               21,444                6,442
 Other accrued expenses                                                              128,168               61,914
                                                                            ----------------     ----------------
Total current liabilities                                                          1,158,948            1,168,043

Notes payable to stockholder                                                               -              846,707

Commitments

Stockholders' equity:

 Preferred stock, $0.01 par value; 10,000,000 shares authorized;
  no shares issued or outstanding                                                          -                    -
 Common stock, $0.001 par value; 25,000,000 shares authorized;
  9,561,213 and 5,970,213  shares issued and outstanding, respectively                 9,561                5,970
 Additional paid in capital                                                        3,658,109              786,030
 Stock subscription receivable                                                        (1,400)              (1,400)
 Accumulated deficit                                                                (797,321)            (139,472)
                                                                            ----------------     ----------------
Total stockholders' equity                                                         2,868,949              651,128
                                                                            ----------------     ----------------
Total liabilities and stockholders' equity                                  $      4,027,897     $      2,665,878
                                                                            ================     ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WINDSOR CAPITAL CORP.
STATEMENTS OF OPERATIONS
PERIODS ENDED JANUARY 31, 1998 AND 1997

                                                        1998                  1997
                                                  ----------------       --------------
Revenues                                          $      6,645,134       $    5,969,670

Cost of revenues                                         3,863,623            3,776,132
                                                  ----------------       --------------
Gross profit                                             2,781,511            2,193,538

Operating expenses:
 Selling, general and administrative expenses            2,761,785            2,298,874
 Depreciation and amortization                             121,513               44,973
                                                  ----------------       --------------
Total operating expenses                                 2,883,298            2,343,847
                                                  ----------------       --------------
Operating loss                                            (101,787)            (150,309)
                                                  ----------------       --------------

Other income (expense):
 Lottery income                                             60,985               71,283
 Interest expense                                          (29,047)             (51,854)
                                                  ----------------       --------------
                                                            31,938               19,429
                                                  ----------------       --------------

Loss before provision for income taxes                     (69,849)            (130,880)

Provision for income taxes                                  23,000                5,000
                                                  ----------------       --------------

Net loss                                          $        (92,849)      $     (135,880)
                                                  ================       ==============

Loss per common share, basic and diluted          $           (.01)      $         (.05)
                                                  ================       ==============

Weighted average common shares outstanding               6,636,094            2,726,925
                                                  ================       ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WINDSOR CAPITAL CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
PERIODS ENDED JANUARY 31, 1998 AND 1997
                                                                           ADDITIONAL
                                PREFERRED      COMMON    SUBSCRIPTION       PAID IN          ACCUMULATED
                                  STOCK        STOCK      RECEIVABLE        CAPITAL            DEFICIT             TOTAL
                                ---------     -------     ----------       ----------        ---------           ----------
Balance at January 31, 1996     $       -     $ 1,770     $        -       $   (1,270)       $  (3,592)          $   (3,092)
 Issuance of common stock               -       4,200         (1,400)         787,300                -              790,100
 Net loss                               -           -              -                -         (135,880)            (135,880)
                                ---------     -------     ----------       ----------        ---------           ----------

Balance at January 31, 1997             -       5,970         (1,400)         786,030         (139,472)             651,128
 Issuance of common stock               -       3,591              -        2,872,079                -            2,875,670
 Distributions                          -           -              -                -         (565,000)            (565,000)
 Net loss                               -           -              -                -          (92,849)             (92,849)
                                ---------     -------     ----------       ----------        ---------           ----------

Balance at January 31, 1998     $       -     $ 9,561     $   (1,400)      $3,658,109        $(797,321)          $2,868,949
                                =========     =======     ==========       ==========        =========           ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WINDSOR CAPITAL CORP.
STATEMENTS OF CASH FLOWS
PERIODS ENDED JANUARY 31, 1998 AND 1997
                                                                        1998             1997
                                                                     -----------     -----------
OPERATING ACTIVITIES
Net loss                                                             $   (92,849)    $  (135,880)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                          121,513          44,973
  Non-cash professional fees                                              25,000               -
  Deferred income taxes                                                   23,000         (17,000)
  Gain on sale of property and equipment                                       -          (6,576)
  Changes in operating assets and liabilities:
   Accounts receivable                                                    11,129           2,256
   Merchandise inventories                                              (551,502)     (1,200,659)
   Prepaid expenses and other current assets                             (26,750)        (10,330)
   Deposits and other assets                                             (17,970)        (15,785)
   Accounts payable                                                      357,754         428,787
   Accrued salaries and employee benefits                                 15,002           6,442
   Other accrued expenses                                                 66,254          61,914
                                                                     -----------     -----------
Net cash used in operating activities                                    (69,419)       (841,858)
                                                                     -----------     -----------
INVESTING ACTIVITIES
Capital expenditures                                                    (357,813)       (590,709)
Disposals of property and equipment                                            -          47,468
                                                                     -----------     -----------
Net cash used in investing activities                                   (357,813)       (543,241)
                                                                     -----------     -----------
FINANCING ACTIVITIES
Proceeds from borrowings                                                 300,000       1,693,484
Repayment of amounts borrowed                                         (1,594,812)     (1,022,220)
Distributions                                                           (565,000)              -
Cash acquired in capital transaction, net                                486,517               -
Proceeds from sale of common stock, net                                2,364,153         790,100
                                                                     -----------     -----------
Net cash provided by financing activities                                990,858       1,461,364
                                                                     -----------     -----------
Net increase in cash and cash equivalents                                563,626          76,265
Cash and cash equivalents at beginning of period                         156,453          80,188
                                                                     -----------     -----------
Cash and cash equivalents at end of period                           $   720,079     $   156,453
                                                                     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                               $    29,047     $    51,854
                                                                     ===========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998 AND 1997

1. ORGANIZATION AND BASIS OF PRESENTATION

   On December 31, 1997, Woodfield Enterprises, Inc., a Florida corporation specialty retailer of premium cigars and accessories which operates in regional malls primarily in the Midwest and Northeast United States ("Woodfield"), merged with and into Windsor Capital Corp. (the "Company"). Pursuant to the merger, 6,700,000 shares of the Company's common stock, par value $0.001 per share, were issued to the former shareholders of Woodfield in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Prior to the merger, the Company had 5,525,000 shares of common stock outstanding and effectuated a recapitalization, which included a sale, by the Company's majority shareholder, International Asset Management Group, Inc. ("IAMG") to Woodfield of 4,480,000 shares and 5,000,000 warrants, which were canceled by Woodfield in accordance with the terms and conditions of the Agreement and Plan of Merger, among the Company, IAMG and Woodfield dated December 18, 1997 (the "Merger Agreement"). Upon completion of the merger, the Company had 7,745,000 shares of common stock outstanding, of which 6,700,000 were held by the former Woodfield shareholders.

   On December 31, 1997, resignations were tendered by the executive officers and all but one of the directors (Mr. Hershel Krasnow) of the Company, and designees of Woodfield were elected to the Board of Directors and as executive officers of the Company in accordance with the terms and conditions of the Merger Agreement.

   The series of transactions described above resulted in the Woodfield shareholders controlling the Company's Board of Directors and having approximately 87% ownership of the Company. Accordingly, the merger was accounted for as a capital transaction, which is equivalent to the issuance of stock by Woodfield for the Company's net monetary assets of approximately $486,000, after the recapitalization. In addition, the historical results of Woodfield became the operating results of the Company. In connection with the merger, the Company changed its calendar year end to a fiscal year ending January 31.

   On January 30, 1998, pursuant to an Agreement and Plan of Merger (the "Boynton Merger Agreement"), the Company acquired all of the business and assets of Boynton Tobacconists, Inc., a privately-held Florida corporation ("Boynton"), and assumed all of Boynton's liabilities. Pursuant to the merger, 1,770,213 shares (valued by the parties at $2.6 million, or $1.46875 per share, based on the contemporaneous market value of the Company's common stock) of the Company's common stock, par value $0.001 per share, were issued to the former shareholder of Boynton in a private transaction pursuant to
   Section 4(2) of the Securities Act of 1933, as amended. Additional shares of the Company's common stock, up to a maximum of 176,340 may be issued to the selling shareholder based on a final valuation of certain assets and liabilities of Boynton as of January 30, 1998.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

   The acquired business involves the operation of a chain of six specialty retail outlets in South Florida under the name "Smoker's Gallery." These outlets specialize in the sale of cigars, pipes and related products and accessories. In connection with the merger, the selling shareholder and his wife entered into three-year employment agreements with the Company, pursuant to which they will serve, on a full time basis, as the Company's Chief Operating Officer - Tobacconist Division and Director of Operations - Tobacconist Division, respectively.

   The merger with Boynton was accounted for as a pooling of interests and therefore, all prior period financial statements presented have been restated as if the merger took place at the beginning of such periods.

   Boynton had a fiscal year ending April 30, and, accordingly, the Boynton statement of operations for the fiscal year ended April 30, 1997 has been combined with the Company's statement of operations for the period from inception to January 31, 1997. For 1998, Boynton's statement of operations for the nine month period ended January 31, 1998 has been combined with the Company's statement of operations for the fiscal year ended January 31, 1998.

   Separate results of operations for the periods prior to the merger with Boynton are as follows:
                                             PERIOD             PERIOD
                                              ENDED             ENDED
                                           JANUARY 31         JANUARY 31
                                              1998               1997
                                        --------------     --------------
   Revenues:
    The Company                         $     2,289,806    $      407,706
    Boynton                                   4,355,328         5,561,964
                                        --------------     --------------
   Combined                             $     6,645,134    $    5,969,670
                                        ==============     ==============
   Net income (loss):
    The Company                         $     (656,836)    $     (132,563)
    Boynton                                    563,987             (3,317)
                                        --------------     --------------
   Combined                             $      (92,849)    $     (135,880)
                                        ==============     ==============

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company maintains cash in its corporate accounts in amounts which exceed federally insured limits. The Company places its cash in high quality credit institutions and has not experienced any losses in such accounts.

   MANAGEMENT ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   REVENUE RECOGNITION

   Revenue from sales of products is generally recognized upon delivery to customers. The Company has established programs, which, under specific conditions, enable customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of delivery to customers.

   MERCHANDISE INVENTORIES

   Inventory is stated at the lower of cost or market, with cost determined using the average cost method.

   PROPERTY AND EQUIPMENT

   Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their estimated useful life or the life of the lease. The range of estimated lives for financial reporting purposes are as follows: leasehold improvements 5 to 10 years and equipment and other 3 to 7 years. Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Gains or losses on dispositions are reflected in current operations.

   INCOME TAXES

   Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when it is more likely than not that such amounts will not be realized.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   ADVERTISING COSTS

   The Company expenses advertising costs as incurred. Advertising expense was approximately $68,700 and $52,000 for the periods ended January 31, 1998 and 1997, respectively.

   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

   During fiscal 1997, the Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

   PER SHARE DATA

   During fiscal 1997, the Company adopted SFAS No. 128, "EARNINGS PER SHARE". SFAS No. 128 specifies new standards to improve earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. EPS disclosures have been restated for all periods presented.

   NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than the transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of this pronouncement is not expected to have a material effect on the Company's financial position or results of operations.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

   In June 1997, the FASB also issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosure for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for production/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying values of the Company's cash, trade accounts payable, borrowing under line of credit and notes payable to stockholder approximate their fair value.


3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                      JANUARY 31
                                        ------------------------------------
                                             1998                  1997
                                        ----------------     ---------------
   Leasehold improvements               $        309,909     $       274,599
   Equipment and other                           787,139             464,636
                                        ----------------     ---------------
                                               1,097,048             739,235

   Less accumulated depreciation
    and amortization                            (317,706)           (196,193)
                                        ----------------     ---------------
                                        $        779,342     $       543,042
                                        ================     ===============

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. BORROWINGS UNDER LINE OF CREDIT

   Boynton has a commercial line of credit and term facility with a financial institution which matures on March 31, 1998. The facility provides for borrowings of up to $500,000 on the line of credit and up to $300,000 on the term loan. The amount outstanding on the line of credit at April 30, 1997 was $448,105. No amounts were outstanding at April 30, 1997 on the term loan. No amounts were outstanding on the term loan or line of credit on January 31, 1998. Amounts borrowed on the line of credit bear interest at an annual rate of interest based on the sum of 2.9% and the 30 day commercial paper rate as published by the Wall Street Journal (8.5% at April 30, 1997). The line of credit is collateralized by substantially all assets of Boynton.



5. NOTES PAYABLE TO STOCKHOLDER

   Boynton's notes payable to stockholder at April 30, 1997 are uncollateralized, bear interest at 7% and are due on demand. On January 30, 1998, in connection with the Boynton merger, the outstanding balance of notes payable to stockholder of $968,821 was repaid in full.


6. INCOME TAXES

   The Company recorded an income tax provision in the amount of $23,000 and $5,000 for the years ended January 31, 1998 and 1997, respectively. The 1998 provision for income tax relates to the elimination of Boynton's deferred tax asset upon its election to be treated as an "S" corporation effective May 1, 1997. The 1997 provision for income tax related to the earnings of Boynton.

   In connection with the Company's merger with Boynton on January 30, 1998, Boynton's "S" corporation status terminated. As a result of Boynton's conversion from a non-taxable entity to a taxable entity, a deferred tax asset of approximately $30,000 was realized, however, a full valuation allowance was established against such deferred tax asset.

   Based on the weight of available evidence, the Company has established a full valuation allowance to offset net deferred tax assets of approximately $323,500 and $49,000 at January 31, 1998 and 1997, respectively. These net deferred tax assets relate, principally, to the tax effect of net operating loss carryforwards. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. Management does not believe that it is more likely than not that the deferred tax asset will be realized.

   The net operating loss carryforwards, which amount to approximately $791,000 and $133,000 as of January 31, 1998 and 1997, begin to expire in 2011.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. COMMITMENTS

   The Company leases retail facilities in regional malls under noncancelable operating leases with remaining terms in excess of one year. All of the leases expire within the next ten years and have various renewal and escalation clauses. The rental payments for most facilities are based on a minimum rental plus a percentage of the gross sales in excess of a stipulated amount. The Company is generally obligated for facilities operating costs including property taxes, insurance and maintenance. Future minimum annual lease payments pursuant to these operating leases existing as of January 31, 1998 are:

   1999              $      495,000
   2000                     502,000
   2001                     343,000
   2002                     210,000
   2003                     193,000
                     --------------
                     $    1,743,000
                     ==============

   Included in the statements of operations for the periods ended January 31, 1998 and 1997 was approximately $620,800 and $192,300, respectively, for minimum lease payments. Additional leases expenses included in the statements of operations for the periods ended January 31, 1998 and 1997 was approximately $238,000 and $377,400, respectively. The minimum and additional lease expense relate to the above described operating leases and are recorded as selling, general and administrative expenses.


8. STOCKHOLDERS' EQUITY

   In connection with the issuance of common stock during the period July 15, 1996 (date of inception) to December 31, 1997, Woodfield issued warrants to purchase 165,000 shares of common stock at an exercise price of $1.00 per share, exercisable through November 30, 2001.

   In connection with the issuance of common stock during November and December of 1997, Woodfield issued warrants to purchase 387,500 shares of common stock at an exercise price of $1.00 per share, exercisable through November 30, 2001.

   Prior to the merger with Woodfield, the Company issued Class A warrants to purchase 500,000 shares of common stock and one Class B warrant at an exercise price of $.50 per share, exercisable through February 15, 1998. During the period ended January 31, 1998, 46,000 Class A warrants were exercised. Prior to their expiration date, an additional 261,500 Class A warrants were exercised. Class B warrants issued in connection with the exercise of Class A warrants entitle the holder to purchase one share of common stock at an exercise price of $1.00 per share and are exercisable through May 15, 1998.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)

   During the period ended January 31, 1998, the Company granted options as incentives to certain employees. The following table summarizes information relative to such options:
                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                       SHARES         PRICE
                                                       -------      ---------
   Outstanding at January 31, 1997                           -      $       -
   Granted                                             315,000           1.16
                                                       -------      ---------
   Outstanding at January 31, 1998                     315,000      $    1.16
                                                       =======      =========
   Exercisable at January 31, 1998                     300,000      $    1.17
                                                       =======      =========
   Weighted-average fair value of options granted
    during the period ended January 31, 1998                        $    1.16
                                                                    =========


   The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", and has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.39%; expected volatility of 0%; and expected life of 4.97 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Because the Company's employee stock options have characteristics significantly different from those traded options, and because subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY (CONTINUED)

   For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
                                                       1998
                                                    ---------
   Pro forma net loss                               $(177,016)
                                                    =========
   Pro forma loss per share - basic and diluted     $    (.03)
                                                    =========

   The weighted-average remaining contractual life of options is 4.97 years.


9. SUBSEQUENT EVENT

   On April 7, 1998, the Company entered into an agreement with a placement agent under which the placement agent will, subject to satisfactory completion of its due diligence review, act on a best efforts basis as the Company's exclusive placement agent regarding the Company's intention of raising a minimum of $2,500,000 and up to a maximum of $5,000,000 through the issuance of the Company's common stock under Regulation D of the Securities Act of 1933. At its option, the placement agent may raise an additional $2,000,000.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1998

                                     WINDSOR CAPITAL CORP.

                                     By: /s/ GARY N. MANSFIELD
                                         ---------------------------
                                     Gary N. Mansfield
                                     Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                 DATE
----------                                  -----                 ----
/s/ GARY N. MANSFIELD          Chief Executive Officer            April 30, 1998
--------------------------     (principal executive officer)
Gary N. Mansfield              and Director

/s/ KARL E. DUELL              Vice President and Chief           April 30, 1998
--------------------------     Financial Officer (principal
Karl E. Duell                  financial and accounting
                               officer)

/s/ HAROLD S. BLUE             Director                           April 30, 1998
--------------------------
Harold S. Blue

/s/ EUGENE R. TERRY            Director                           April 30, 1998
--------------------------
Eugene R. Terry

                               Director                           April 30, 1998
--------------------------
Hershel Krasnow

                                  EXHIBIT INDEX

EXHIBIT
  NO.                     DESCRIPTION
-------                   -----------
 3.1     Certificate of Incorporation, as amended.

 3.2     Bylaws.

10.3     Employment Agreement between the Company and Gary N. Mansfield.*

10.4     Employment Agreement between the Company and Joel A. Wolk.*

10.5     Employment Agreement between the Company and Karl E. Duell.*

----------
* Denotes employment agreement or compensatory plan.