Form 10QSB
period 1998-04-30
WINDSOR CAPITAL CORP
filed 1998-06-15
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended APRIL 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                               59-2754843
(State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                          Identification Number)

5008 N. Federal Highway
LIGHTHOUSE POINT, FLORIDA                                         33064
(Address of Principal Executive Offices)                        (Zip Code)

         Issuer's Telephone Number, Including Area Code: (954) 429-0035

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X          NO________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,822,713 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF JUNE 11, 1998.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                 APRIL 30, 1998
                                   (UNAUDITED)

                                         ASSETS

Current assets
     Cash and cash equivalents                                                             $        339,169
     Receivables                                                                                        512
     Merchandise inventories                                                                      2,297,071
     Prepaid expenses and other current assets                                                        8,945
                                                                                           -----------------

              Total current assets                                                                2,645,697

Property and equipment, net                                                                         730,001


Other assets:
     Deposits                                                                                        14,641
     Other                                                                                           40,267
                                                                                           -----------------

                                                                                           $      3,430,606
                                                                                           =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $        716,650
     Accrued salaries, bonuses and employee benefits                                                 55,443
     Other accrued expenses                                                                          39,402
                                                                                           -----------------

              Total current liabilities                                                             811,495
                                                                                           -----------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                                                       -
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,822,713 shares issued and outstanding                                            9,823
     Additional paid in capital                                                                   3,788,597
     Stock subscription receivable                                                                   (1,400)
     Accumulated deficit                                                                         (1,177,909)
                                                                                           -----------------

              Total stockholders' equity                                                          2,619,111
                                                                                           -----------------

                                                                                           $      3,430,606
                                                                                           =================

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         APRIL 30,
                                                                               1998                     1997
                                                            -------------------------------------------------

Sales                                                              $      1,519,538         $        249,652
Costs of goods sold                                                         843,105                  129,449
                                                            -------------------------------------------------

Gross profit                                                                676,433                  120,203

Selling, general and administrative expenses                              1,079,155                  310,985
                                                            -------------------------------------------------

Operating loss                                                             (402,722)                (190,782)

Other income                                                                 22,134                        -
                                                            -------------------------------------------------

Net loss                                                           $       (380,588)        $       (190,782)
                                                            =================================================

Loss per common share, basic and diluted                           $          (.04)         $           (.03)
                                                            =================================================

Weighted average common
  shares  outstanding                                                     9,808,044                6,012,348
                                                            =================================================


The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                  1998                 1997
                                                                   -----------------------------------------
Cash flows from operating activities:
  Net loss                                                            $       (380,588)     $      (190,782)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                           49,341               13,206
        Non-cash professional fees                                                   -               25,000
        Change in assets and liabilities:
        Receivables                                                              2,760                4,607
        Merchandise inventories                                                158,080              (66,870)
        Prepaid expenses and other current liabilities                          31,260                5,664
        Deposits and other assets                                              (25,060)              (1,798)
        Accounts payable                                                      (292,686)             126,080
        Accrued salaries, bonuses and employee benefits                         33,999               (6,442)
        Other accrued expenses                                                 (88,766)                 271
                                                                   -----------------------------------------

        Net cash used in operating activities                                 (511,660)             (91,064)
                                                                   -----------------------------------------

Cash flows from investing activities:

  Capital expenditures                                                               -             (106,093)
                                                                   -----------------------------------------

        Net cash used in investing activities                                        -             (106,093)
                                                                   -----------------------------------------

Cash flows from financing activities:

  Proceeds from the sale of common stock                                       130,750              100,000
                                                                   -----------------------------------------

        Net cash provided by financing activities                              130,750              100,000
                                                                   -----------------------------------------

Net decrease in cash and cash equivalents                                     (380,910)             (97,157)

Cash and cash equivalents at beginning of period                               720,079              107,581
                                                                   -----------------------------------------

Cash and cash equivalents at end of period                                $    339,169      $        10,424
                                                                   =========================================



The accompanying notes are an integral part of these financial statements

                              WINDSOR CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         On December 31, 1997, Woodfield Enterprises, Inc., a Florida corporation ("Woodfield"), merged with and into Windsor Capital Corp. (the "Company"). Pursuant to the merger, 6,700,000 shares of the Company's common stock, par value $0.001 per share, were issued to the former shareholders of Woodfield in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Prior to the merger, the Company had 5,525,000 shares of common stock outstanding and effectuated a recapitalization, which included a sale by the Company's majority shareholder, International Asset Management Group, Inc. ("IAMG") to Woodfield of 4,480,000 shares and 5,000,000 warrants, which were canceled by Woodfield in accordance with the terms and conditions of the Agreement and Plan of Merger among the Company, IAMG and Woodfield dated December 18, 1997 (the "Merger Agreement"). Upon completion of the merger, the Company had 7,745,000 shares of common stock outstanding, of which 6,700,000 were held by the former Woodfield shareholders.

         On December 31, 1997, resignations were tendered by the executive officers and all but one of the directors (Mr. Hershel Krasnow) of the Company, and designees of Woodfield were elected to the Board of Directors and as executive officers of the Company in accordance with the terms and conditions of the Merger Agreement.

         The series of transactions described above resulted in the Woodfield shareholders controlling the Company's Board of Directors and having approximately 87% ownership of the Company. Accordingly, the merger has been accounted for as a capital transaction, which is equivalent to the issuance of stock by Woodfield for the Company's net monetary assets of approximately $615,000, accompanied by a recapitalization of Woodfield. In addition, the historical results of Woodfield became the operating results of the Company.

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

         The merger with Boynton was accounted for as a pooling of interests.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         Revenue from sales of products is generally recognized upon delivery to customers. The Company has established programs which, under certain conditions, enable customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of delivery to customers.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company provides for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for future tax benefits of loss and credit carryforwards. Valuation allowances are established for deferred tax assets when it is more likely than not that such amounts will not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's statements of operations and cash flows for the quarter ended April 30, 1997 reflect the operations of Simply Cigars only as the results of operations and cash flows of Smoker's Gallery for the quarter ended April 30, 1997 were previously reflected in the Company's Fiscal 1997 results due to a change in the Company's fiscal year end.

         During the quarter ended April 30, 1998, the Company operated 14 kiosks under the name Simply Cigars, whereas during the quarter ended April 30, 1997, only six kiosks were operated throughout the entire quarter, with another two kiosks commencing operations in April 1997.

         Except for historical information contained herein, certain matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. These forward-looking statements include, among others, statements relating to the Company's business plan, which is based upon the Company's interpretation and analysis of cigar industry trends and management's ability to successfully market and sell its products to retail consumers. This plan assumes, among other things, that (i) strong demand for premium cigars and accessories will continue and the Company will be able to substantially increase its market share, (ii) the Company will be able to promptly close or sell unprofitable outlets and otherwise reduce its costs, and (iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, changes in public perceptions of the risks and benefits of tobacco use, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                                            QUARTER ENDED APRIL 30,
                                                                   1998                 1997

Revenues                                                         100.0%               100.0%
Cost of revenues                                                  55.5%                51.9%
                                                   ------------------------------------------
Gross profit                                                      44.5%                48.1%
Selling, general and administrative expenses                      71.0%               124.5%
                                                   ------------------------------------------
Operating loss                                                   (26.5)%              (76.4)%
Other income                                                       1.5%                   0%
                                                   ------------------------------------------
Net loss                                                         (25.0)%              (76.4)%
                                                   ==========================================



         For the three months ended April 30, 1998 and 1997, the Company reported net losses of $380,588 and $190,782, respectively. Revenue for the three months ended April 30, 1998 and 1997 amounted to $1,519,538 and $249,652, respectively. The increase in revenue was due to the inclusion of Smoker's Gallery revenues of $1,079,681 for the quarter ended April 30, 1998, in addition to an increase in Simply Cigars' revenue of $190,205 ($439,857 for the quarter ended April 30, 1998, versus $249,652 for the quarter ended April 30, 1997).

         Gross profit for the three months ended April 30, 1998 and 1997 amounted to $676,433 (44.5% of sales) and $120,203 (48.1% of sales), respectively. This increase is due mainly to the inclusion of Smoker's Gallery gross profit of $470,283 for the quarter ended April 30, 1998. The decrease in gross profit as a percentage of sales was also due to the inclusion of Smoker's Gallery sales in the quarter ended April 30, 1998, as Smoker's Gallery has a lower gross margin than Simply Cigars.

         Total selling, general and administrative expenses ("SG&A"), increased from $310,985 for the three months ended April 30, 1997 to $1,079,155 for the three months ended April 30, 1998, a 247% increase. This increase is due mainly to the inclusion of Smoker's Gallery SG&A of $364,493 for the quarter ended April 30, 1998, and the expansion of the Simply Cigars' operations including an increase in rent expense of approximately $92,000 and an increase in salaries and wages of approximately $272,000.

         During the quarter ended April 30, 1998, the Company's same store sales were down 30% from the same period in 1997, reflecting a 20% decline at Simply Cigars and a 31% decline at Smoker's Gallery. The Company believes that this decline is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the rate of growth of demand for premium cigars. The Company has been adversely affected by the decline in its same store sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1998, the Company had working capital of $1,834,202; however, this working capital will decline rapidly unless the Company is able to either reverse its substantial operating losses and achieve positive cash flows from operations or obtain additional debt or equity financing. There can be no assurance that the Company will be able to obtain necessary funding from internal or external sources.

         Net cash used in operating activities increased 462% in the quarter ended April 30, 1998 to $511,660 from $91,064 for the quarter ended April 30, 1997. This increase is due mainly to the inclusion of Smoker's Gallery cash used in operating activities of approximately $82,000 for the quarter ended April 30, 1998, and the increase in Simply Cigars' net loss for the quarter ended April 30, 1998 versus 1997.

         Net cash used in investing activities amounted to $106,093 for the quarter ended April 30, 1997 which related principally to the cost of opening new kiosks. No capital expenditures were incurred during the quarter ended April 30, 1998.

         Net cash provided by financing activities increased 31% in the quarter ended April 30, 1998 to $130,750 from $100,000 for the quarter ended April 30, 1997. During the quarter ended April 30, 1998, 261,500 Class A warrants were exercised at a price of $.50. During the quarter ended April 30, 1997, 100,000 shares of common stock were issued at a price of $1.00.

         In May 1998, the Company determined that, due to adverse market conditions in the retail tobacconist industry, in particular those relating to premium cigars, its previously considered expansion plan is no longer feasible. Most of the Simply Cigars kiosks have proven unprofitable, and the Company is no longer optimistic about the probability of success of its Simply Cigar operations. The Smoker's Gallery stores continue to be profitable, although their profitability has declined significantly in recent months.

         The Company's new business plan includes the following components: (i) prompt closure or sale of unprofitable kiosks, (ii) possible sale of profitable kiosks, (iii) a cost-cutting program focused on reducing corporate overhead, principally through the elimination of certain management positions, (iv) focus on enhancing the profitability of the Smoker's Gallery stores, and (v) exploration of business opportunities outside of the tobacco industry.

         Pursuant to its new business plan, in early June 1998, the Company closed two kiosks. In addition, the Company has eliminated certain management positions. See "Item 5. Other Information." There can be no assurance that the Company's new business plan will achieve its goal of attaining positive cash flow and profitability.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         On June 1, 1998, Gary N. Mansfield resigned from his position as the Company's Chief Executive Officer. He remains as a director. Mr. Mansfield's duties have been assumed on an interim basis by Eugene R. Terry, Chairman of the Company's Board of Directors, and Karl E. Duell, the Company's Chief Financial Officer. Further, Guy F. Wood, the Company's President has resigned effective August 1, 1998. In the short term, the Company intends to utilize existing management personnel to perform the functions formerly performed by Messrs. Mansfield and Wood; however, the Company may bring in new management and/or make further changes in existing management.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a)       EXHIBITS

                  27. Financial Data Schedule for the quarterly period ended April 30, 1998.

         b)    REPORTS ON FORM 8-K

                  During the quarter ended April 30, 1998, Form 8-K reports were filed by the Company with the Securities and Exchange Commission on February 13, 1998 reporting (i) an event dated January 30, 1998, (the merger of Boyton Tobacconists, Inc., into the Company) and (ii) an event dated December 31, 1997, (the financial statements of Woodfield Enterprises, Inc.).

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         WINDSOR CAPITAL CORP.
                                                         ---------------------
                                                                 (Registrant)





Date:  June 15, 1998                                     By: /S/  KARL E. DUELL
                                                            --------------------
                                                         Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

27                     Financial Data Schedule