Form 10QSB
period 1998-07-31
WINDSOR CAPITAL CORP
filed 1998-09-14
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended JULY 31, 1998

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

      DELAWARE                                           59-2754843
--------------------------------                    -----------------------
(State or Other Jurisdiction of                     (IRS Employer
 Incorporation or Organization)                      Identification Number)

5008 N. FEDERAL HIGHWAY
LIGHTHOUSE POINT, FLORIDA                                  33064
----------------------------------------                --------------
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

                                 YES [X] NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF AUGUST 31, 1998.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                  JULY 31, 1998
                                   (UNAUDITED)

                             ASSETS

Current assets
  Cash and cash equivalents                                $   142,555
  Receivables                                                    4,401
  Merchandise inventories                                    1,870,579
  Prepaid expenses and other current assets                     20,683
                                                           -----------

    Total current assets                                     2,038,218

Property and equipment, net                                    688,911

Other assets:
  Deposits                                                      34,103
  Other                                                         16,467
                                                           -----------

                                                           $ 2,777,699
                                                           ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $   588,912
  Accrued salaries, bonuses and employee benefits               56,030
  Other accrued expenses                                        48,099
                                                           -----------

    Total current liabilities                                  693,041
                                                           -----------

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                     --
  Common stock, $0.001 par value; 25,000,000 shares
   authorized; 9,999,053 shares issued and outstanding           9,999
  Additional paid in capital                                 3,788,421
  Stock subscription receivable                                 (1,400)
  Accumulated deficit                                       (1,712,362)
                                                           -----------

    Total stockholders' equity                               2,084,658
                                                           -----------

                                                           $ 2,777,699
                                                           ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                           THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                              ENDED          ENDED         ENDED         ENDED
                           JULY 31, 1998  JULY 31, 1997 JULY 31, 1998  JULY 31, 1997
                           -------------  ------------- -------------  -------------

Sales                       $ 1,376,667    $ 1,730,680   $ 2,896,205    $ 1,980,332
Costs of goods sold             962,003        913,281     1,805,108      1,042,730
                            -----------    -----------   -----------    -----------

Gross profit                    414,664        817,399     1,091,097        937,602

Selling, general and
 administrative expenses        966,037        798,329     2,045,192      1,109,314
                            -----------    -----------   -----------    -----------

Operating income (loss)        (551,373)        19,070      (954,095)      (171,712)

Other income                     16,920          8,171        39,054          8,171
                            -----------    -----------   -----------    -----------

Net income (loss)           $  (534,453)   $    27,241   $  (915,041)   $  (163,541)
                            ===========    ===========   ===========    ===========

Income (loss) per common
 share, basic and diluted   $      (.05)   $      .004   $      (.09)   $      (.03)
                            ===========    ===========   ===========    ===========

Weighted average common
 shares outstanding           9,997,136      6,233,121     9,904,157      6,124,564
                            ===========    ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JULY 31,
                                                          1998         1997
                                                    ------------   ------------
Cash flows from operating activities:
 Net loss                                             $(915,041)   $(163,541)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                        90,431       31,082
    Non-cash professional fees                             --         25,000
    Change in assets and liabilities:
    Receivables                                          (1,129)       6,592
    Merchandise inventories                             584,572     (254,052)
    Prepaid expenses and other current liabilities       19,522      (16,947)
    Deposits and other assets                           (20,722)       1,108
    Accounts payable                                   (420,424)     171,391
    Accrued salaries, bonuses and employee benefits      34,586       (6,442)
    Other accrued expenses                              (80,069)     (22,822)
                                                      ---------    ---------

    Net cash used in operating activities              (708,274)    (228,631)
                                                      ---------    ---------

Cash flows from investing activities:
 Capital expenditures                                      --       (231,571)
                                                      ---------    ---------

    Net cash used in investing activities                  --       (231,571)
                                                      ---------    ---------

Cash flows from financing activities:
 Borrowings under line of credit                           --         22,842
 Distributions to shareholder                              --        (12,000)
 Proceeds from the sale of common stock                 130,750      250,000
 Repayments of note payable to shareholder                 --        (66,000)
 Bank overdraft                                            --        138,037
                                                      ---------    ---------

    Net cash provided by financing activities           130,750      332,879
                                                      ---------    ---------
Net decrease in cash and cash equivalents              (577,524)    (127,323)

Cash and cash equivalents at beginning of period        720,079      127,323
                                                      ---------    ---------

Cash and cash equivalents at end of period            $ 142,555    $    --
                                                      =========    =========

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

     On January 30, 1998, pursuant to an Agreement and Plan of Merger (the "Boynton Merger Agreement"), the Company acquired all of the business and assets of Boynton Tobacconists, Inc., a privately-held Florida corporation ("Boynton"), and assumed all of Boynton's liabilities. Pursuant to the merger, 1,770,213 shares (valued by the parties at $2.6 million, or $1.46875 per share, based on the contemporaneous market value of the Company's common stock) of the Company's common stock, par value $0.001 per share, were issued to the former shareholder of Boynton in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. On May 1, 1998, 176,340 additional shares of the Company's common stock were issued to the selling shareholder based on a final valuation of certain assets and liabilities of Boynton as of January 30, 1998.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's statements of operations and cash flows for the six months ended July 31, 1997 reflect the operations of Simply Cigars for the six months ended July 31, 1997, and the operations of Smoker's Gallery for the three months ended July 31, 1997, as the results of operations and cash flows of Smoker's Gallery for the three months ended April 30, 1997 were previously reflected in the Company's Fiscal 1997 results due to a change in the Company's fiscal year end.

     During the six months ended July 31, 1998, the Company operated 14 kiosks under the name Simply Cigars. In early June 1998, the Company closed two kiosks. During the six months ended July 31, 1997, only six kiosks were operated throughout the entire period, with another two kiosks commencing operations in April 1997, another kiosk commencing operations in June 1997, and another kiosk commencing operations in July 1997.

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

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:


                                               THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                   ENDED          ENDED          ENDED          ENDED
                                               JULY 31, 1997  JULY 31, 1998  JULY 31, 1997  JULY 31, 1998

Revenues                                            100.0%          100.0%         100.0%         100.0%
Cost of revenues                                     69.9%           52.8%          62.3%          52.7%
                                                    -----           -----          -----          -----
Gross profit                                         30.1%           47.2%          37.7%          47.3%
Selling, general and administrative expenses         70.1%           46.1%          70.6%          56.0%
                                                    -----           -----          -----          -----
Operating income (loss)                             (40.0)%           1.1%         (32.9)%         (8.7)%
Other income                                          1.2%             .5%           1.3%            .4%
                                                    -----           -----          -----          -----
Net income (loss)                                   (38.8)%           1.6%         (31.6)%         (8.3)%
                                                    =====           =====          =====          =====


     For the quarter ended July 31, 1998, the Company's same store sales were down 29% from the same period in 1997, reflecting a 35% decline at Simply Cigars and a 27% decline at Smoker's Gallery. For the six months ended July 31, 1998, the Company's same store sales were down 30% from the same period in 1997, reflecting a 29% decline at Simply Cigars and a 30% decline at Smoker's Gallery. The Company believes that these declines are due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the rate of growth of demand for premium cigars. The Company has been adversely affected by the decline in its same store sales.

     For the three and six months ended July 31, 1998, the Company reported net losses of $534,453 and $915,041, respectively. For the three and six months ended July 31, 1997, the Company reported net income of $27,241 and a net loss of $163,541, respectively. Revenue for the three months ended July 31, 1998 and 1997 amounted to $1,376,667 and $1,730,680, respectively. The decrease in revenue was due to the decline in same stores sales. Revenue for the six months ended July 31, 1998 and 1997 amounted to $2,896,205 and $1,980,332, respectively. The increase in revenue was due to the inclusion of Smoker's Gallery first quarter revenues of $1,079,681 in 1998, and an increase in Simply Cigars revenue of $194,683, offset by the decline in same store sales.

     Gross profit for the three months ended July 31, 1998 and 1997 amounted to $414,664 (30.1% of sales) and $817,399 (47.2% of sales), respectively. This decrease is attributable to the decline in same store sales which resulted in increased promotional discounts and other price reductions being offered to customers during the quarter. In addition, in connection with the Company's new business plan described below, an inventory reserve in the amount of $100,000 was recorded during the three months ended July 31, 1998. Gross profit for the six months ended July 31, 1998 and 1997 amounted to $1,091,097 (37.7% of sales) and $937,602 (47.3% of sales), respectively. This decrease is also attributable to the increased promotional discounts and other price reductions being offered to customers, as well as the inventory reserve recorded in the second quarter of fiscal 1999. The decrease in gross profit as a percentage of sales for the six months ended July 31, 1998, was also due to the inclusion of Smoker's Gallery sales for the entire six month period ended July 31, 1998 versus only three months for 1997, as Smoker's Gallery has a lower gross margin than Simply Cigars.

     Total selling, general and administrative expenses ("SG&A"), increased from $798,329 for the three months ended July 31, 1997 to $966,037 for the three months ended July 31, 1998, a 21% increase. This increase is due mainly to the expansion of the Simply Cigars' operations including an increase in rent expense of approximately $47,000 and an increase in salaries and wages of approximately $143,000. Total selling, general and administrative expenses ("SG&A"), increased from $1,109,314 for the six months ended July 31, 1997 to $2,045,192 for the six months ended July 31, 1998, a 84% increase. This increase is due mainly to the inclusion of Smoker's Gallery SG&A of $364,493 for the first quarter of 1998 and the expansion of the Simply Cigars' operations including an increase in rent expense of approximately $140,000 and an increase in salaries and wages of approximately $530,000.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1998, the Company had working capital of $1,345,177; however, this working capital will decline rapidly unless the Company is able to either reverse its substantial operating losses and achieve positive cash flows from operations or obtain additional debt or equity financing. There can be no assurance that the Company will be able to obtain necessary funding from internal or external sources.

     Net cash used in operating activities increased 209% in the six months ended July 31, 1998 to $708,274 from $228,631 for the six months ended July 31, 1997. This increase is due mainly to the increase in Simply Cigars' net loss for the six months ended July 31, 1998 versus 1997.

     Net cash used in investing activities amounted to $231,571 for the six months ended July 31, 1997 which related principally to the cost of opening new kiosks. No capital expenditures were incurred during the six months ended July 31, 1998.

     Net cash provided by financing activities decreased 61% in the six months ended July 31, 1998 to $130,750 from $332,879 for the six months ended July 31, 1997. This decrease is due to the decrease in the bank overdraft of $138,037, and the fact that during the six months ended July 31, 1998, 261,500 Class A warrants were exercised at a price of $.50, whereas during the six months ended July 31, 1997, 250,000 shares of common stock were issued at a price of $1.00.

     In May 1998, the Company determined that, due to adverse market conditions in the retail tobacconist industry, in particular those relating to premium cigars, its previously considered expansion plan is no longer feasible. Most of the Simply Cigars kiosks have proven unprofitable, and the Company is no longer optimistic about the probability of success of its Simply Cigars operations. The Smoker's Gallery stores continue to be profitable, although their profitability has declined significantly in recent months.

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

     Pursuant to its new business plan, in early June 1998, the Company closed two kiosks and in August 1998, the Company sold three other kiosks. In addition, the Company is in various stages of negotiations for the sale of its remaining nine kiosks. There can be no assurance that the Company's new business plan will achieve its goal of attaining positive cash flow and profitability.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        Not applicable.

ITEM 2. CHANGES IN SECURITIES
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.

ITEM 5. OTHER INFORMATION
        In August 1998, the Company received a letter from attorneys representing the manufacturer of the Simply Cigars kiosks requesting payment of approximately $180,000 for work allegedly performed by the manufacturer for the Company under a May 1997 purchase order, which was signed by a former officer of the Company. Management has commenced an investigation and discussions with the manufacturer to determine the Company's potential liability under the claim. The Company's results of operations or cash flows in a particular quarterly or annual period, or its financial position could be materially affected if all, or a substantial portion of this claim proves valid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS
         27. Financial Data Schedule for the quarterly period ended July 31,
             1998.


      b) REPORTS ON FORM 8-K
         During the quarter ended July 31, 1998, no Form 8-K reports were filed by the Company.

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


                                                       WINDSOR CAPITAL CORP.
                                                       ---------------------
                                                            (Registrant)





Date: September 14, 1998                              BY:/s/ KARL E. DUELL
                                                      --------------------
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

  27                          Financial Data Schedule