Form 10QSB
period 1998-10-31
WINDSOR CAPITAL CORP
filed 1998-12-15
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
             -------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        DELAWARE                                               58-1921737
-------------------------------                            --------------------
(State or Other Jurisdiction of                               (IRS Employer
  Incorporation or Organization)                         Identification Number)

7200 W. CAMINO REAL, SUITE 302
BOCA RATON, FLORIDA                                                  33433
-----------------------------                             --------------------
(Address of Principal Executive Offices)                           (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 417-8364

               5008 N. FEDERAL HIGHWAY, LIGHTHOUSE POINT, FL 33064
               ---------------------------------------------------
                 (Former address, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

                                YES  [X]    NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF NOVEMBER 30, 1998.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 1998
                                   (UNAUDITED)

                                          ASSETS
Current assets
     Cash and cash equivalents                                   $      71,248
     Receivables                                                        27,770
     Merchandise inventories                                         1,640,665
     Prepaid expenses and other current assets                          23,778
                                                                 -------------
              Total current assets                                   1,763,461

Property and equipment, net                                            271,905

Other assets:
     Deposits                                                           14,103
     Other                                                              11,000
                                                                 -------------
                                                                 $   2,060,469
                                                                 =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $     510,034
     Accrued salaries, bonuses and employee benefits                    35,750
     Other accrued expenses                                             69,396
                                                                --------------
              Total current liabilities                                615,180
                                                                --------------
Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                          -
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding               9,999
     Additional paid in capital                                      3,788,421
     Stock subscription receivable                                      (1,400)
     Accumulated deficit                                            (2,351,731)
                                                                 -------------
              Total stockholders' equity                             1,445,289
                                                                 -------------
                                                                  $  2,060,469
                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS        THREE MONTHS         NINE MONTHS           NINE MONTHS
                                          ENDED               ENDED                ENDED                 ENDED
                                     OCTOBER 31, 1998    OCTOBER 31, 1997     OCTOBER 31, 1998      OCTOBER 31, 1997
                                     ----------------    ----------------     ----------------      ----------------
Sales                                $      938,247      $     1,623,667        $   3,834,452         $  3,603,999
Costs of goods sold                         581,178              872,395            2,386,286            1,915,125
                                     ----------------    ----------------     ---------------       ----------------
Gross profit                                357,069              751,272            1,448,166            1,688,874

Selling, general and
   administrative expenses                  657,346              811,407            2,702,538            1,920,721
Loss on disposition of kiosks               357,713                   -               357,713                    -
                                     ----------------    ----------------     ----------------      ----------------
Operating loss                             (657,990)             (60,135)          (1,612,085)            (231,847)

Other income                                 18,621               16,562               57,675               24,733
                                     ----------------    ----------------     ----------------      ----------------
Net loss                             $     (639,369)      $      (43,573)       $  (1,554,410)        $   (207,114)
                                     ================    ===============      ================      ================
Income (loss) per common
   share, basic and diluted          $         (.06)      $         (.01)       $        (.16)        $       (.03)
                                     ================    ===============      ================      ================
Weighted average common
  shares outstanding                      9,999,053            6,295,213            9,936,137            6,182,072
                                     ================    ===============      ================      ================

The accompanying notes are an integral part of these financial statements.


                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                        OCTOBER 31,

                                                                                   1998                 1997
                                                                           -------------      --------------
Cash flows from operating activities:
  Net loss                                                                 $ (1,554,410)      $      (207,114)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation and amortization                                           134,440                51,646
        Loss on disposition of kiosks                                           357,713                    -
        Non-cash professional fees                                                     -               25,000
        Change in assets and liabilities:
        Receivables                                                             (24,498)               18,618
        Merchandise inventories                                                 814,486              (615,696)
        Prepaid expenses and other current liabilities                           16,427               (14,876)
        Deposits and other assets                                               (18,822)              (31,253)
        Accounts payable                                                       (499,302)              735,338
        Accrued salaries, bonuses and employee benefits                          14,306                (6,442)
        Other accrued expenses                                                  (58,772)               (1,984)
                                                                           -------------      -----------------

        Net cash used in operating activities                                  (818,432)              (46,763)
                                                                           -------------      -----------------

Cash flows from investing activities:
  Proceeds from disposition of kiosks                                            38,851                    -
  Capital expenditures                                                                -              (243,773)
                                                                           -------------      -----------------

        Net cash provided by (used in) investing activities                      38,851              (243,773)
                                                                           -------------      -----------------

Cash flows from financing activities:
  Repayment of borrowings under line of credit                                        -               (56,401)
  Distributions to shareholder                                                        -              (112,000)
  Proceeds from the sale of common stock                                        130,750               300,000
  Borrowings from shareholder                                                         -                50,000
                                                                           -------------      -----------------

        Net cash provided by financing activities                               130,750               181,599
                                                                           -------------      -----------------
Net decrease in cash and cash equivalents                                      (648,831)             (108,937)

Cash and cash equivalents at beginning of period                                720,079               127,323
                                                                           -------------      -----------------
Cash and cash equivalents at end of period                                 $     71,248       $        18,386
                                                                           =============      =================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's statements of operations and cash flows for the nine months ended October 31, 1997 reflect the operations of Simply Cigars for the nine months ended October 31, 1997, and the operations of Smoker's Gallery for the six months ended October 31, 1997, as the results of operations and cash flows of Smoker's Gallery for the three months ended April 30, 1997 were previously reflected in the Company's Fiscal 1997 results due to a change in the Company's fiscal year end.

         During the nine months ended October 31, 1998, the Company operated 14 kiosks under the name Simply Cigars. In early June 1998, the Company closed two kiosks and in late August 1998, the Company sold three kiosks. On September 15, 1998, the Company entered into an Operating Agreement and an Asset Purchase Agreement with Tropical Republic, Inc. ("Tropical"), under which the responsibility for the operations and expenses of the remaining nine kiosks was turned over to Tropical at various dates during September 1998, with the sale of the kiosks to Tropical at an aggregate price of $130,000 scheduled to close in October 1998. Tropical failed to close on the sale and failed to pay a substantial portion of the operating expenses owed the Company under the Operating Agreement. See Part II, Item 1 "Legal Proceedings" and Item 5 "Other Information". During the nine months ended October 31, 1997, only six kiosks were operated throughout the entire period, with another two kiosks commencing operations in April 1997, another kiosk commencing operations in June 1997, and another kiosk commencing operations in July 1997.

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

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                                      THREE MONTHS       THREE MONTHS          NINE MONTHS         NINE MONTHS
                                                          ENDED               ENDED                ENDED               ENDED
                                                       OCTOBER 31,        OCTOBER 31,           OCTOBER 31,          OCTOBER 31,
                                                          1998               1997                  1998                  1997
Revenues                                                    100.0%               100.0%               100.0%             100.0%
Cost of revenues                                             61.9%                53.7%                62.2%              53.1%
                                                      -------------       -------------        --------------      -------------
Gross profit                                                 38.1%                46.3%                37.8%              46.9%
Selling, general and administrative expenses                 70.1%                50.0%                70.5%              53.3%
Loss on disposition of kiosks                                38.1%                 0.0%                 9.3%               0.0%
                                                      -------------       -------------        --------------      -------------
Operating loss                                              (70.1)%               (3.7)%              (42.0)%             (6.4)%
Other income                                                  2.0%                 1.0%                 1.5%                .7%
                                                      -------------       -------------        --------------      -------------
Net loss                                                    (68.1)%               (2.7)%              (40.5)%             (5.7)%
                                                      =============       ==============       ==============      =============


         For the quarter ended October 31, 1998, the Company's same store sales were down 34% from the same period in 1997, reflecting a 41% decline at Simply Cigars and a 34% decline at Smoker's Gallery. For the nine months ended October 31, 1998, the Company's same store sales were down 31% from the same period in 1997, reflecting a 32% decline at Simply Cigars and a 31% decline at Smoker's Gallery. The Company believes that these declines are due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in demand for premium cigars. The Company has been materially adversely affected by the decline in its same store sales.

         For the three and nine months ended October 31, 1998, the Company reported net losses of $639,369 and $1,554,410, respectively. For the three and nine months ended October 31, 1997, the Company reported net losses of $43,573 and $207,114, respectively. Revenue for the three months ended October 31, 1998 and 1997 amounted to $938,247 and $1,623,667, respectively. The decrease in revenue was due to the decline in same stores sales, and the disposition of the Company's kiosks in fiscal 1999. Revenue for the nine months ended October 31, 1998 and 1997 amounted to $3,834,452 and $3,603,999, respectively. The increase in revenue was due to the inclusion of Smoker's Gallery first quarter revenues of $1,079,681 in 1998, offset by the decline in same store sales and the disposition of the Company's kiosks in fiscal 1999.

         Gross profit for the three months ended October 31, 1998 and 1997 amounted to $357,069 (38.1% of sales) and $751,272 (46.3% of sales), respectively. This decrease is attributable to the decline in same store sales which resulted in increased promotional discounts and other price reductions being offered to customers during the quarter. Gross profit for the nine months ended October 31, 1998 and 1997 amounted to $1,448,166 (37.7% of sales) and $1,688,874 (46.9% of sales), respectively. This decrease is also attributable to the increased promotional discounts and other price reductions being offered to customers. In addition, in connection with the Company's new business plan described below, an inventory reserve in the amount of $100,000 was recorded during the nine months ended October 31, 1998. The decrease in gross profit as a percentage of sales for the nine months ended October 31, 1998, was also due to the inclusion of Smoker's Gallery sales for the entire nine month period ended October 31, 1998 versus only six months for 1997, as Smoker's Gallery has a lower gross margin than Simply Cigars.

         Total selling, general and administrative expenses ("SG&A"), decreased from $811,407 for the three months ended October 31, 1997 to $657,346 for the three months ended October 31, 1998, a 19% decrease. This decrease is due mainly to the disposition of the Simply Cigars' kiosk operations including a decrease in rent expense of approximately $50,000 and a decrease in salaries and wages of approximately $39,000. In addition, Smoker's Gallery legal and accounting expense decreased approximately $39,000 during the period. Total selling, general and administrative expenses ("SG&A"), increased from $1,920,721 for the nine months ended October 31, 1997 to $2,702,538 for the nine months ended October 31, 1998, a 41% increase. This increase is due mainly to the inclusion of Smoker's Gallery SG&A of $364,493 for the first quarter of 1998 and the expansion of the Simply Cigars' operations during the first six months of the period, including an increase in rent expense of approximately $140,000 and an increase in salaries and wages of approximately $530,000, offset by the decrease in SG&A for the three months ended October 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1998, the Company had working capital of $1,148,281; however, this working capital will decline rapidly unless the Company is able to either reverse its substantial operating losses and achieve positive cash flows from operations or obtain additional debt or equity financing. There can be no assurance that the Company will be able to obtain necessary funding from internal or external sources.

         Net cash used in operating activities increased 1,650% in the nine months ended October 31, 1998 to $818,432 from $46,763 for the nine months ended October 31, 1997. This increase is due mainly to the increase in Simply Cigars' net loss for the nine months ended October 31, 1998 versus 1997, exclusive of the non-cash loss on disposition of kiosks recorded in the nine months ended October 31, 1998.

         Net cash provided by investing activities amounted to $38,851 for the nine months ended October 31, 1998, which related to the sale of the Company's three Michigan-based Simply Cigars kiosks. Net cash used in investing activities amounted to $243,773 for the nine months ended October 31, 1997 which related principally to the cost of opening new kiosks. No capital expenditures were incurred during the nine months ended October 31, 1998.

         Net cash provided by financing activities decreased 28% in the nine months ended October 31, 1998 to $130,750 from $181,599 for the nine months ended October 31, 1997. This decrease is due primarily to the decrease in the distribution to shareholder of $112,000 and the fact that during the nine months ended October 31, 1998, 261,500 Class A warrants were exercised at a price of $.50, whereas during the nine months ended October 31, 1997, 300,000 shares of common stock were issued at a price of $1.00.

         In May 1998, the Company determined that, due to adverse market conditions in the retail tobacconist industry, in particular those relating to premium cigars, its previously considered expansion plan was no longer feasible. Most of the Simply Cigars kiosks proved unprofitable, and the Company decided to terminate its Simply Cigars operations. The Smoker's Gallery stores continue to be marginally profitable, although their profitability has declined significantly in fiscal 1999.

         The Company's new business plan includes the following components: (i) prompt closure or sale of all remaining Simply Cigars kiosks, (ii) a cost-cutting program focused on reducing corporate overhead, principally through the elimination of certain management positions, (iii) focus on enhancing the profitability of the Smoker's Gallery stores, and (iv) exploration of business opportunities outside of the tobacco industry.

         Pursuant to its new business plan, in early June 1998, the Company closed two kiosks and in August 1998, the Company sold three other kiosks. In September 1998, the Company entered into an agreement to sell its remaining nine kiosks to Tropical for $130,000; however, Tropical failed to close, and in early November 1998, the Company filed suit against Tropical and, due to the lack of alternatives, surrendered eight of the remaining nine kiosks to the respective landlords in order to limit its liability for ongoing lease expenses as well as to avoid additional operating losses. The final kiosk, which was not subject to an ongoing lease was sold. See Part II, Item 1 "Legal Proceedings" and Item 5 "Other Information". There can be no assurance that the Company's new business plan will achieve its goal of attaining positive cash flow and profitability. In connection with this new business plan, the Company recorded a loss on disposition of kiosks of $357,713 during the three months ended October 31, 1998.

IMPACT OF THE YEAR 2000

         The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions.

         The Company uses commercial software that is upgradeable to a commercially available version that is Year 2000 compliant. In order to minimize any effects on operations, the Company plans to replace or upgrade any software that is not Year 2000 compliant. The total costs associated with required modifications to become Year 2000 compliant are not expected to be material to the Company's financial position, results of operations or cash flows. The estimated total cost to replace or upgrade accounting software is not expected to exceed $500.

         The Company relies on third parties, particularly on third party suppliers for its inventory. The Company expects to initiate efforts to evaluate the status of these suppliers' efforts with respect to their own Year 2000 compliance programs and to determine alternatives and contingency plan requirements. Failure of third party suppliers to deliver inventory to the Company's stores could adversely affect store sales.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the replacement or upgrade of any software that is not Year 2000 compliant, the possibility of significant interruptions of normal operations should be minimized.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         a. WINDSOR CAPITAL CORP. V. TROPICAL REPUBLIC, INC., AND JAMES JOINER

         On November 18, 1998, the Company filed suit in Broward County, Florida, Circuit Court for breach of the Operating Agreement and the Asset Purchase Agreement (collectively, the "Agreements") against Tropical Republic, Inc. ("Tropical") and its principal James Joiner ("Joiner"), who personally guaranteed Tropical's obligations under the Agreements. In its complaint, the Company seeks damages in excess of $165,716: (i) $120,000 for the balance owed on the purchase price after crediting Tropical's $10,000 deposit; (ii) $45,716 for unpaid operating expenses accrued by Tropical during its operation of the kiosks through October 31, 1998; and (iii) an unspecified amount for potential liability to landlords under lease agreements which extend past October 31, 1998.

         Tropical and Joiner have answered the Complaint and denied liability based on alleged misrepresentations by the Company concerning the Simply Cigars business. In addition, the defendants have filed a counterclaim for rescission of the Agreements and unspecified damages. The Company believes that its claims are meritorious and the defendants' defenses and counterclaims are without merit; however, no discovery has been taken and there can be no assurance that the Company will prevail in this litigation or that, if it obtains a judgment, it will be able to collect the judgment.

         b. COMPUTEREASE ASSOCIATES, INC. V. WINDSOR CAPITAL CORP.

         On September 28, 1998, Computerease Associates, Inc. ("Computerease"), filed suit against the Company in Palm Beach County, Florida, Circuit Court alleging breach of an assignment of lease agreement entered into by the Company and Computerease pursuant to which the Company was to assume Computerease's obligations under the subject lease of office premises for a term of 20 months beginning April 25, 1998, at a monthly rental of $3,600. The Company has answered the Complaint and asserted as affirmative defenses that (i) the agreement was timely terminated by the Company on April 25, 1998, and (ii) that any amounts payable under the agreement are offset by the fair market value of the rented premises. No discovery has been taken in this case, and there can be no assurance that an adverse judgment will not be entered against the Company.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed but failed to pay. The final kiosk, which was not subject to an ongoing lease was sold. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximates $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. The Maryland landlord has threatened legal action against the Company; however, the Company is unaware of the commencement of any such action. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

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

         In December 1998, the Company was informed by the landlord of the Town Center Mall in Boca Raton, Florida, where the highest-volume Smoker's Gallery store is located, that the landlord had elected, pursuant to the terms of the lease, to terminate the lease effective in 90 days, i.e., early March 1999. During the first nine months of fiscal 1999, the Town Center store generated approximately 21% of the total sales of the six-store Smoker's Gallery chain. The Company is negotiating with the landlord in an attempt to obtain suitable space for relocation in the mall; however, there can be no assurance that such negotiations will be successful or that, if successful, the new store at the mall will be as profitable as the existing store. The Company may be materially adversely affected by the Town Center lease termination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         A)       EXHIBITS
                  27. Financial Data Schedule for the quarterly period ended
                      October 31, 1998.

         B)       REPORTS ON FORM 8-K
                  During the quarter ended October 31, 1998, no Form 8-K reports were filed by the Company.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WINDSOR CAPITAL CORP.
                                          ---------------------
                                          (Registrant)


Date: December 15, 1998                   by:/s/ KARL E. DUELL
                                          --------------------------------------
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------

27.            FINANCIAL DATA SCHEDULE