Form 10KSB40
period 1999-01-31
WINDSOR CAPITAL CORP
filed 1999-04-30
CIK 846377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   (Mark One)

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-26828

                              WINDSOR CAPITAL CORP.

                              ---------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                  58-1921737
        -------------------------------------------------------------
        (STATE OR OTHER  JURISDICTION OF            (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

            7200 W. CAMINO REAL, SUITE 302, BOCA RATON, FLORIDA 33433
                           ---------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (561) 417-8364

                           ---------------------------

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE
          -------------------                 ON WHICH REGISTERED
                                              ---------------------

                NONE                                  NONE
               ------                                ------

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                                      NONE
                                _________________
                                (TITLE OF CLASS)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year are $5,244,082.

     The aggregate market value of the common stock held by non-affiliates of the registrant, computed using a value of $.125 per share, the closing price of the Common Stock on April 29, 1999, was $653,188 on that date.

     The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of April 29, 1999 is 9,999,053.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     The Company is a mall-based specialty retailer which operates six in-line stores in South Florida malls under the name "Smoker's Gallery." These stores carry a wide range of tobacco products and accessories, including cigars, pipes and pipe tobacco, as well as upscale non-tobacco-related gift items ("gentlemen's accessories").

     In addition, until June 1998, the Company owned and operated 14 kiosks under the name "Simply Cigars" in malls located in Connecticut, Illinois, Maryland, Massachusetts, Michigan and Ohio. These stores sold hand-rolled premium cigars, cigar-related items and gentlemen's accessories. Most of the Simply Cigars kiosks proved unprofitable, and in May 1998, the Company decided to terminate its Simply Cigars operations. In early June 1998, the Company closed two kiosks, and in August 1998, the Company sold three other kiosks. In September 1998, the Company entered into an agreement to sell its remaining nine kiosks; however, the prospective buyer failed to close. In November 1998, the Company filed suit against the prospective buyer and, due to the lack of alternatives, surrendered eight of the remaining nine kiosks to the respective landlords in order to limit its liability for ongoing lease expenses as well as to avoid additional operating losses. The final kiosk, which was not subject to an ongoing lease, was sold. See Part I, Item 3 "Legal Proceedings".

     The Company commenced operations under the Simply Cigars name in November 1996, operating kiosks through its predecessor Woodfield Enterprises, Inc., a Florida corporation ("Woodfield"), which was incorporated in July 1996. The Company was incorporated in Delaware in June 1988; however, the Company had no operations until December 31, 1997, when Woodfield merged into the Company. On January 30, 1998, Boynton Tobacconists, Inc., a Florida corporation("Boynton") which owned and operated one Smoker's Gallery store and owned five subsidiaries each owning and operating a Smoker's Gallery store, merged into the Company. Boynton commenced operations in 1981.

     The Company's executive offices are located at 7200 W. Camino Real, Suite 302, Boca Raton, Florida 33433. The Company's telephone number is (561) 417-8364, and its fax number is (561) 417-8368.

THE CIGAR MARKET

     Until 1993, the cigar industry experienced a long continuing decline in cigar consumption. This trend reversed with unit sales beginning to grow in 1994, although the rate of growth has declined since 1996. The cigar industry has experienced a significant downturn in profitability since late 1997. Major publicly-traded cigar companies have experienced significant decreases in market value in the last year. In addition, this downturn has caused a shake-out in the industry under which many smaller manufacturers, as well as some cigar shops and cigar bars have disappeared.

     The Company's Smoker's Gallery stores have been materially adversely affected by the downturn in the cigar industry. Same store sales declined during fiscal 1999 by approximately 29%. These and other factors have resulted in the Board of Directors taking a closer look at the Company's operations and future plans.

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

     Regional malls are classified into four categories: AA; A; B; and C. The Company, however, due to its focus on upscale consumers with substantial discretionary income, has outlets only in AA and A malls. AA and A malls generally have around 1,000,000 square feet of gross leasable area, at least three major department stores, better than average income per household in the surrounding area, and annual sales in excess of $250 per square foot.

     Mall owners frequently do not lease space to multiple vendors of specialty products with a niche as precise as the Company's product line. Therefore, the Company's stores benefit from a strong barrier to entry that limits competition in the malls where those outlets are located.

     As of April 30, 1999, the Smoker's Gallery outlets are as follows:


                                                                                           DATE
MARKET              MALL NAME                 RATING                 DEVELOPER             OPEN
------              ----------                ------                 ---------             ----

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

SIMPLY CIGARS

     The Simply Cigars kiosks were located in AA and A malls in Connecticut, Illinois, Maryland, Massachusetts, Michigan and Ohio and consisted of approximately 100 square feet of display space each and were located either at center court or in the highway of the mall. As the name suggests, these kiosks were focused on the sale of premium cigars and related accessories. Each kiosk stocked approximately 200 boxes of various premium cigar brands and sizes, together with an assortment of cigar accessories and gentlemen's accessories. The cigars were sold individually and by the box.

PRODUCTS

     The Company sells a wide range of tobacco products and tobacco-related accessories, as well as a select line of non-tobacco-related gentlemen's accessories; however, the Company's principal product is premium cigars, which represented a majority of sales at the Smoker's Gallery stores and the Simply Cigars kiosks during the fiscal year ended January 31, 1999.

CIGARS

     Cigars are produced with three tobacco components: filler, binder and wrapper. In order to make premium cigars, binder tobacco is hand-wrapped around filler to create the "bunch," which is placed into a mold. Then, "wrapper" tobacco is hand-wrapped around the bunch, creating a premium cigar. A premium cigar uses only long-filler tobacco and binders and wrappers that are composed solely of tobacco leaf. Long-filler tobacco consists of half tobacco leaves rolled up, whereas short-filler tobacco consists of smaller pieces of tobacco, including the portions of long-filler tobacco which are cut and discarded in producing premium cigars. The quality of a cigar is based on the quality and age of the tobacco used for the filler, binder and wrapper. Cigars that are not premium cigars typically use short-filler and may be wholly or partially manufactured by machine.

     The Company has established relationships with wholesalers and manufacturers of name-brand premium cigars such as Macanudo, Punch, H. Upmann, Montecristo, Partagas and many others. The Company carries most or all of these brands at its stores. The stores also sell non-premium cigars.

CIGAR ACCESSORIES

     The Company has established relationships with wholesalers and manufacturers of cigar accessories. These products include humidors for storing cigars, cigar cutters, lighters, ashtrays, and the like.

PIPES, PIPE TOBACCO AND PIPE ACCESSORIES

     The Company sells pipes, pipe tobacco and related accessories, including tobacco pouches and pipe cleaners at the Smoker's Gallery stores. Through Smoker's Gallery, the Company has long-established relationships with wholesalers and manufacturers of these products.

OTHER TOBACCO PRODUCTS

     The Smoker's Gallery stores also sell cigarettes and smokeless tobacco products.

GENTLEMEN'S ACCESSORIES

     In order to increase its overall sales and to diversify its product line so as to guard against possible softness and/or declines in demand for premium cigars and other tobacco-related products, the Company has introduced a selection of "gentlemen's accessories" in its stores. These products consist of high quality yet practical items, well suited for gifts and designed for the young to middle-age upscale adult male consumer, including writing instruments, umbrellas, flasks, shaving apparatus, leather goods and porcelain and bronze figurines.

     The following table summarizes the Company's sales by product during the fiscal year ended January 31, 1999:

                      %COMPANY           %SIMPLY                %SMOKER'S
PRODUCTS                SALES          CIGARS SALES          GALLERY SALES
--------              ---------        ------------          --------------
CIGARS                   56                 55                      57

CIGAR
ACCESSORIES              30                 43                      23

PIPE TOBACCO              1                 --                       1

PIPES/PIPE
ACCESSORIES               2                 --                       3

OTHER TOBACCO
PRODUCTS                  6                 --                       9

GENTLEMEN'S
ACCESSORIES               5                  2                       7
                        ---                ---                      ---
                        100%               100%                    100%

SEASONALITY

     The Company's business is highly seasonal, with sales peaking in the November-December holiday season, when historically approximately 40% of annual sales have been generated. Thus, the success of the holiday season will be a major determinant of the Company's profitability each year.

EXPANSION AND ACQUISITIONS

     In May 1998, the Company determined that, due to adverse market conditions in the retail tobacconist industry, in particular those relating to premium cigars, its previously considered expansion plan was no longer feasible. The Company proceeded to close or sell the unprofitable Simply Cigars kiosk operations and is presently pursuing either the sale of the entire Smoker's Galley operations or the sale or prompt closure of any unprofitable Smoker's Gallery stores.

     In order to diversify away from the tobacco industry, the Company is also pursuing possible acquisitions of non-tobacco companies. There can be no assurance that any potential acquisitions will be consummated or that, if consummated, any such acquisitions will prove to be beneficial to the Company.

COMPETITION

     The tobacco industry in general, including the cigar industry, is dominated by a small number of companies which are well known to the public; however, the retail tobacconist marketplace is fragmented. According to the July - August 1997 issue of the tobacco industry's trade magazine, SMOKESHOP, there were 4,948 tobacco shops in the United States. According to the magazine, the industry remains firmly dominated by independent retailers, who accounted for over 93% of all tobacco shops. The remaining stores are split almost equally between franchises and multi-store "chains," the largest of which is "The Tinder Box." In addition, due to the recent surge in demand for premium cigars, the Company faces substantial competition from non-traditional outlets for premium cigars, including bars, restaurants, gift shops, drug stores and other retail stores.

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

     While to date government regulation has focused on cigarettes, increasing governmental attention has been directed in recent months to the cigar industry. In April 1998, the Chairman of the Federal Trade Commission ("FTC"), citing a new National Cancer Institute report which documents a high risk of mouth, throat and lung cancer and other adverse health effects from cigar smoking, announced his support for legislation regulating cigars on a basis comparable to that for cigarettes. He specifically proposed health warnings on all cigar packaging and advertising as well as curbs on marketing efforts that might be deemed directed toward teenagers. In February 1999, the U.S. Department of Health and Human Services Inspector General issued a report urging the FTC to require cigars to carry warning labels similar to those contained on cigarette packages. This report marks the first time that cigars have specifically been identified for increased regulatory oversight by a federal health agency. No assurance can be given that future regulations, tax policies or tobacco litigation will not have a material adverse effect upon the ability of cigar companies and tobacconists, including the Company, to generate revenue and profits. The Company believes that the principal regulatory risks it faces arise from proposals for (i) increased taxes on cigars, (ii) restrictions on cigar advertising, (iii) warning labels on cigars, and (iv) restrictions on smoking in public places, especially bars and restaurants.

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

EMPLOYEES

     At April 29, 1999, the Company had 42 employees. The Company is not and never has been a party to a collective bargaining agreement. The Company believes its relationship with its employees is good.

TRADEMARKS

     The Company had previously filed federal trademark registration applications with the U.S. Patent and Trademark Office covering the "Simply Cigars" name and logo. In connection with the Company's decision to terminate its Simply Cigars operations, the Company abandoned these applications. In connection with the August 1998 sale of its three Michigan-based Simply Cigars kiosks, the Company granted to the purchaser a non-transferable limited right to use the "Simply Cigars" trade name only in the State of Michigan.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report, including the exhibits hereto, contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Company's business plan, which is based upon the Company's interpretation and analysis of tobacconist industry trends and management's ability to successfully market and sell its products to retail consumers. This plan assumes, among other things, that (i) the Company will be able to enhance the profitability of the Smoker's Gallery stores or, alternatively, promptly close or sell unprofitable outlets and otherwise reduce its costs, (ii) the Company will be able to continue its cost-cutting program focused on reducing corporate overhead, and
(iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, changes in public perceptions of the risks and benefits of tobacco use, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially adversely different from any future results expressed or implied by such forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

     All of the Company's six Smoker's Gallery stores are leased with lease terms expiring between 1999 and 2007. The rental payments for most facilities are based on a minimum rental plus a percentage of gross sales in excess of a stipulated amount. The Company is also generally obligated for the facilities' operating costs including property taxes, insurance and maintenance. Minimum monthly lease payments for the Company's stores range from approximately $2,300 to $4,300. The Company's headquarters, located in Boca Raton, Florida, occupies 1,000 square feet of leased space. The Company rents its headquarters facility under a lease expiring in November 2000 at a rate of approximately $1,900 per month.

ITEM 3.  LEGAL PROCEEDINGS

     On September 15, 1998, the Company entered into an Operating Agreement and an Asset Purchase Agreement (collectively, the "Agreements") with Tropical Republic, Inc. ("Tropical"), under which the responsibility for the operations and expenses of the Company's then remaining nine Simply Cigars kiosks was turned over to Tropical at various dates during September 1998, with the sale of the kiosks to Tropical at an aggregate price of $130,000 scheduled to close in October 1998. Tropical failed to close on the sale and failed to pay a substantial portion of the operating expenses owed the Company under the Agreements. On November 18, 1998, the Company filed suit in Broward County, Florida,

Circuit Court for breach of the Agreements against Tropical and its principal James Joiner ("Joiner"), who personally guaranteed Tropical's obligations under the Agreements.

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

     Tropical and Joiner have answered the Complaint and denied liability based on alleged misrepresentations by the Company concerning Simply Cigars' business. In addition, the defendants have filed a counterclaim for rescission of the Agreements and unspecified damages. The Company believes that its claims are meritorious and the defendants' defenses and counterclaims are without merit; however, discovery proceedings have begun only recently and there can be no assurance that the Company will prevail in this litigation or that, if it obtains a judgment, it will be able to collect the judgment.

     On September 28, 1998, Computerease Associates, Inc. ("Computerease"), filed suit against the Company in Palm Beach County, Florida, Circuit Court alleging breach of an assignment of lease agreement entered into by the Company and Computerease pursuant to which the Company was to assume Computerease's obligations under the subject lease of office premises for a term of 20 months beginning April 25, 1998, at a monthly rental of $3,600. The Company has answered the Complaint and asserted as affirmative defenses that (i) the agreement was timely terminated by the Company on April 25, 1998, and (ii) that any amounts payable under the agreement are offset by the fair market value of the rented premises, which have been re-leased to other tenants. No discovery has been taken in this case, and there can be no assurance that an adverse judgment will not be entered against the Company.

     In August 1998, the Company received a letter from attorneys representing the manufacturer of the Simply Cigars kiosks requesting payment of approximately $180,000 for work allegedly performed by the manufacturer for the Company under a May 1997 purchase order, which was signed by a former officer of the Company. Management commenced an investigation and discussions with the manufacturer to determine the Company's potential liability under the claim. The Company's results of operations, cash flows or its financial position could be materially adversely affected if all, or a substantial portion of this claim proves valid.

     As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed but failed to pay. The final kiosk, which was not subject to an ongoing lease, was sold for $5,000. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximates $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. In November 1998, the Maryland landlord threatened legal action against the Company; however, the Company is unaware of the commencement of any such action and there has been no further legal pressure by the landlord. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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

     The following table sets forth the range of high and low bid quotations for the common stock for the last quarter of fiscal year 1998, fiscal year 1999, and the first quarter of fiscal year 2000. These quotations were obtained from the NASD and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR                       HIGH                        LOW
-----------                       ----                        ---
1998

 FOURTH QUARTER                  $  2.00                     $  .875
  (January 1998 only)

1999
 FIRST QUARTER                   $  1.875                   $  .50
  (through April 30, 1998)

 SECOND QUARTER                  $  .625                    $  .25
  (through July 31, 1998)

 THIRD QUARTER                   $  .3125                   $  .0625
  (through October 31, 1998)

 FOURTH QUARTER                  $ .625                     $  .0625
   (through January 31, 1999)

 2000
  FIRST QUARTER                  $  .75                     $   .125
   (through April 29, 1999)

     The Company had 115 shareholders of record as of April 29, 1999; however, based on information provided by the Company's transfer agent, the Company believes that the number of beneficial owners of the common stock is greater.

     In July 1996, the Company sold 3,000,000 shares of its common stock to its founders, Gary N. Mansfield, Harold S. Blue, Guy F. Wood and Michael Falk, Messrs. Mansfield and Wood paid nominal consideration of $.001 per share for 750,000 shares each. Messrs. Blue and Falk paid $100,000 each for 750,000 shares ($.13 per share). Thereafter, the Company sold 1,250,000 shares of common stock to investors at a price of $.50 per share between November 1996 and March 1997, and the Company sold an additional 2,450,000 shares of common stock at a price of $1.00 per share between April and December 1997. The Company also issued to certain investors who purchased common stock warrants to purchase an aggregate of 165,000 shares of common stock at an exercise price of $1.00 per share through November 30, 2001. These warrants were issued at no extra cost to the investors. In December 1997, the Company issued to Mr. Blue, as compensation for his services to the Company as Chairman, warrants to purchase 387,500 shares of common stock on the same terms as the investor warrants. Mr. Blue later transferred warrants for 275,500 of these shares to other persons.

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

     The Company has not paid any dividends on its common stock. The Company intends to retain any earnings for use in its operations and does not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operating and financial condition, among other factors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table reflects the contributions of Simply Cigars and Smoker's Gallery stores to the Company's sales and net loss during the fiscal years ended January 31, 1999 ("Fiscal 1999") and January 31, 1998 ("Fiscal 1998").

                   FISCAL 1999                   FISCAL 1998
                   -----------                   -----------
                    SIMPLY            SMOKER'S         SIMPLY          SMOKER'S
                    CIGARS            GALLERY          CIGARS          GALLERY
                    ------            --------         ------          --------
Sales             $ 1,037,175       $ 4,206,907     $ 2,289,806      $ 4,355,328

Net Income (Loss) $(1,945,213)      $  (142,424)    $  (656,836)      $  563,987

     The Company's statement of operations for Fiscal 1998, reflects only nine months of Smoker's Gallery operations, from May 1, 1997, through January 31, 1998. Further, during Fiscal 1998, only six Simply Cigars kiosks were operating during the entire period. The Company opened eight additional Simply Cigars kiosks in Fiscal 1998, four of which were opened before the November-December 1997 holiday season; the other four were opened in November and December 1997 (two in each month).

     In early June 1998, the Company closed two kiosks and in August 1998, the Company sold three other kiosks. In September 1998, the Company closed its remaining nine kiosks.

     The following table sets forth certain items expressed in percentages of revenues for the periods indicated:


                                                                YEAR ENDED JANUARY 31,
                                                               1999                 1998
                                                               ----                 ----

Revenues                                                      100.0%               100.0%
Cost of revenues                                               67.1%                58.1%
                                                              ------              -------
Gross profit                                                   32.9%                41.9%
Selling, general and administrative expenses                   61.8%                43.4%
Loss on disposition of kiosks                                  12.3%                 0.0%
                                                              ------              -------
Operating loss                                               (41.2)%               (1.5)%
Other income                                                    1.4%                 0.4%
                                                              ------              -------
Loss before provision for taxes                              (39.8)%               (1.1)%
Provision for taxes                                             0.0%               (0.3)%
                                                              ------              -------
Net loss                                                     (39.8)%               (1.4)%
                                                             =======               =======


     Revenues for Fiscal 1999 decreased 21% to $5,244,082 from $6,645,134 in Fiscal 1998. The decrease in revenues was due to the decrease in Simply Cigars revenues of $1,252,631 ($1,037,175 for Fiscal 1999, versus $2,289,806 for Fiscal
1998) along with a decrease in Smoker's Gallery revenues of $148,421 ($4,206,907 for the 12 months ended January 31, 1999 versus $4,355,328 for the 9 month period ended April 30, 1998).

     Gross profit was $1,724,075, or 32.9% of revenues in Fiscal 1999, compared with $2,781,511, or 41.9% in Fiscal 1998. The decrease in gross profit as a percentage of sales was primarily due to the decline in same store sales which resulted in increased promotional discounts and other price reductions being offered to customers during the year. In addition, in connection with the Company's disposition of the Simply Cigars kiosks, an inventory reserve in the amount of approximately $195,000 was recorded through cost of revenues during Fiscal 1999.

     Selling, general and administrative expenses increased 12% in Fiscal 1999 to $3,100,341 from $2,761,785 in Fiscal 1998. The increase in selling, general and administrative expenses was due to the increase in Smoker's Gallery selling, general and administrative expenses of $523,133 ($1,548,207 for Fiscal 1999 versus $1,025,074 for the 9 months ended January 31, 1998) offset by a decrease in Simply Cigars selling, general and administrative expenses of $184,577 ($1,552,134 for Fiscal 1999 versus $1,736,711 for Fiscal 1998).

     In connection with the Company's sale/closure of the Simply Cigars kiosk operations, the Company recorded a loss on disposition of kiosks of $646,822 in Fiscal 1999, which related primarily to losses or write-offs with respect to the Simply Cigars' property, equipment and inventory.

     The Company's net loss of $2,087,637 for Fiscal 1999 reflects the Simply Cigars loss of $1,945,213 plus the Smoker's Gallery loss of $142,424.

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

     During the November-December 1998 holiday season, the Company's Smoker's Gallery same store sales decreased 27% from the level for the 1997 holiday season. Since January 1999, the Company has continued to experience a decline in same store sales. During the two months ended March 31, 1999, the Company's Smoker's Gallery sales were down 23% from the same period in 1998. The Company believes that this decline in sales is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the rate of growth of demand for premium cigars. Unless the decline in the Company's same store sales is soon reversed, the Company will be materially adversely affected.

     The Company believes that the keys to its achieving profitability include, among other things, (i) the enhancement of the profitability of the Smoker's Gallery stores or, alternatively, the prompt closure or sale of unprofitable stores, (ii) the continuation of a cost-cutting program focused on reducing corporate overhead, and (iii) the diversification of its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. There can be no assurance that the Company will be able to fulfill this plan or achieve profitability, especially given the adverse trends in same store sales described above.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1999, the Company had working capital of $590,360; however, the Company has experienced recurring losses from operations and generated negative cash flows from operations of $784,056 during Fiscal 1999. In addition, as further discussed in Part I, Item 3 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Part I, Item 3 "Legal Proceedings", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

     In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2000.

     Net cash used in operating activities increased 1,029% in Fiscal 1999 to $784,056 from $69,419 in Fiscal 1998, primarily due to the increase in the net loss ($2,087,637 for Fiscal 1999 versus $92,849 for Fiscal 1998) and the increase in cash used to reduce accounts payable (cash used by operating activities of $583,220 for Fiscal 1999 versus cash provided by operating activities of $357,754 for Fiscal 1998) offset by (i) an increase in non-cash losses, i.e. depreciation, amortization and loss on disposition of kiosks, ($785,738 for Fiscal 1999 versus $121,513 for Fiscal 1998), and (ii) a reduction in merchandise inventories (cash provided by operating activities of $1,143,284 during Fiscal 1999 versus cash used by operating activities of $551,502 during Fiscal 1998).

     Net cash provided by investing activities amounted to $36,097 in Fiscal 1999. Such amount resulted from the proceeds received from the sale of the three Michigan-based Simply Cigar kiosks ($38,851) offset by capital expenditures of $2,754. Cash used in investing activities amounted to $357,813 in Fiscal 1998 and related to the capital expenditures required to expand Simply Cigars' operations.

     Net cash provided by financing activities decreased 87% in Fiscal 1999 to $130,750 from $990,858 in Fiscal 1998. This decrease is due to a decrease in proceeds from the sale of common stock ($130,750 for Fiscal 1999 versus $2,364,153 for Fiscal 1998), offset by the fact that during Fiscal 1998, net repayments of amounts borrowed amounted to $1,294,812 and a distribution in the amount of $565,000 was paid to Wolk.

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

     Not applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

     The directors and executive officers of the Company are as follows:

NAME                         AGE          POSITION(S)
----                         ---          -----------
Eugene R. Terry               60          Chairman, Chief Executive Officer
                                          and Director

Joel A. Wolk                  47          Chief Operating Officer

Karl E. Duell                 42          Vice President, Secretary, Treasurer
                                          and Chief Financial Officer

Harold S. Blue                38          Director

Alan Cornell                  53          Director

Neil Litten                   60          Director

EUGENE TERRY

     Mr. Terry became a Director of the Company in October 1997 and became Chief Executive Officer in June 1998. He is a pharmacist and in 1971, founded Home Nutritional Support, Inc. ("HNSI"), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. From 1962 to 1985, Mr. Terry was a principal of Terry Drug Company, an upscale retail drugstore chain in Northern New Jersey. From 1970 to 1978, Mr. Terry was President of Pharmaceutical Specialties, a Christmas mail order catalog company serving pharmacies nationwide. Mr. Terry has been a director of ProxyMed, Inc. (Nasdaq: PILL), a healthcare information technology company based in Ft. Lauderdale, Florida ("ProxyMed"), since August 1995. Currently, Mr. Terry is also a principal in T/C Solutions, a management consulting venture capital company.

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

KARL E. DUELL

     Mr. Duell has served as Vice President and Chief Financial Officer of the Company since January 1998. Mr. Duell has over 18 years experience working with national, regional and local independent public accounting firms, most recently having served as a senior manager with Ernst & Young L.L.P. from November 1996 to December 1997. Prior to that, he was a manager with Coopers & Lybrand L.L.P., a predecessor of the Company's independent public accountants, from November 1992 to October 1996. Mr. Duell is a Certified Public Accountant and holds a B.B.A. degree from Niagara University.

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

ALAN CORNELL

     Mr. Cornell became a Director of the Company in January 1999. He began his career in 1972 at Loew-Cornell, Inc., a family art and craft business, based in Teaneck, New Jersey. He has been a principal of Loew-Cornell, Inc., since 1972, and currently serves as President. Mr. Cornell also currently serves as President of Jane Cornell, Inc., an importer of cosmetic items, based in Teaneck, New Jersey. Mr. Cornell also served on the Board of Directors of the Hobby Industry Association of America from 1991 to 1992. Mr. Cornell is a graduate of the New York University School of Commerce.

NEIL LITTEN, D.O.


Dr. Litten became a Director of the Company in January 1999. Dr. Litten is
Board Certified in Family Medicine and has been practicing in New Jersey for the past 33 years. In addition to his family practice, in 1984, Dr. Litten developed a successful rehabilitation center, which continues today. In 1989, Dr. Litten also developed an MRI Center and incorporated 25 other physicians into the group. In addition, Dr. Litten has also been involved in nursing centers and real estate development over the last 20 years.

ITEM 10.   EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid since commencement of the Company's operations to the Company's current and former Chief Executive Officer and the only other executive officer of the Company with annual compensation over $100,000 (the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                    -------------------------------------        -----------------------------

NAME AND                                                    OTHER ANNUAL
PRINCIPAL POSITION           YEAR    SALARY       BONUS     COMPENSATION         SECURITIES UNDERLYING OPTIONS
--------------------         ----    ------       -----     -------------        ---------------------

Eugene R. Terry              1999    $ 39,462     -          -                    300,000
Chief Executive Officer      1998    $      -     -          -                    -

Gary N. Mansfield            1999    $      -     -          -                    -
Chief Executive Officer      1998    $ 19,231     -          -                    200,000

Joel A. Wolk                 1999    $123,077     -          -                    -
Chief Operating Officer      1998    $      -     -          $565,000 (1)         100,000

----------------
(1) Subchapter S shareholder distribution from Boynton.

     In January 1998, the Company entered into three-year employment agreements with Messrs. Mansfield, Wolk and Duell. These agreements provide for annual salaries of $120,000, $125,000 and $70,000, respectively. In connection with his June 1998 resignation as Director and Chief Executive Officer, Mr. Mansfield's contract was terminated. The agreements also provide for customary employee benefits and standard confidentiality and non-competition covenants. Upon a termination "without cause," Mr. Duell is entitled to two months' salary. Upon a termination "without cause," Mr. Wolk is entitled to payment of his salary through the end of the three-year term.

     The Company has not paid any directors' fees and does not intend to pay any directors' fees through the end of the fiscal year ended January 31, 2000.

     The following table provides information on stock option grants during Fiscal 1999 to each of the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                           NUMBER OF               % OF TOTAL
                           SHARES                  OPTIONS/SARS
                           UNDERLYING              GRANTED TO               EXERCISE OR
                           OPTIONS/SARS            EMPLOYEES                BASE PRICE          EXPIRATION
NAME                       GRANTED  (#)            IN FY                    ($/SH)              DATE
----                       ------------            ------------             -----------         ----------
Eugene R. Terry            300,000                 48.9%                    $.0975              1/20/04


          The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                   AND FY-END OPTION/SAR VALUES

                                              Number of       Number of      Value of         Value of
                                              Securities      Securities     Unexercised      Unexercised
                     Shares       Value       Underlying      Underlying     In-the-Money     In-the-Money
                     Acquired on  Realized    Options/SARs    Options/SARs   Options/SARs     Options/SARs
Name                 Exercise (#) ($)         at FY-End (#)   at FY-End (#)  at FY-End (#)    at FY-End (#)

                                              Exercisable     Unexercisable  Exercisable      Unexercisable

Eugene R. Terry           -           -         100,000        200,000        $   9,750       $   19,500

Gary N. Mansfield         -           -         200,000              -                -                -

Joel A. Wolk              -           -         100,000              -                -                -


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                   MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of April 29, 1999, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director, (iii) each executive officer named in the Executive Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                             SHARES OF THE COMPANY'S
                         COMMON STOCK BENEFICIALLY OWNED

NAME AND ADDRESS
OF BENEFICIAL OWNER(1)                               NUMBER                      PERCENT
----------------------                               ------                      -------
Harold S. Blue                                       828,667(2)                   7.7%

Eugene R. Terry                                      225,000(3)                   2.2%

Joel A. Wolk                                       2,046,553(4)                  17.0%

Karl E. Duell                                         55,000(5)                     *

Alan Cornell                                          41,667(6)                     *

Neil Litten                                           71,667(7)                     *

Gary N. Mansfield                                    902,000(8)                   8.3%

Guy F. Wood                                          770,000                      7.2%


Michael Falk
830 Third Avenue
New York, NY 10017                                   776,250(9)                   7.2%

J.F. Shea Co.
655 Brea Canyon Road
Walnut, CA 71789                                     750,000                      7.0%

Directors and executive officers
  as a group                                       3,268,554(10)                 24.6%

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

(2) Includes 128,667 shares issuable upon the exercise of currently exercisable options and warrants.

(3) Includes 125,000 shares issuable upon the exercise of currently exercisable options and warrants.

(4) Includes 100,000 shares issuable upon the exercise of currently exercisable options.

(5) Includes 55,000 shares issuable upon the exercise of currently exercisable options.

(6) Includes 16,667 shares issuable upon the exercise of currently exercisable options.

(7) Includes 21,667 shares issuable upon the exercise of currently exercisable options and warrants.

(8) Includes 100,000 shares issuable upon the exercise of currently exercisable options.

(9) Includes 26,250 shares issuable upon the exercise of currently exercisable warrants.

(10) Includes 447,000 shares issuable upon the exercise of currently exercisable options and warrants.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1996, Mr. Blue loaned $70,000 to the Company. This loan was repaid in December 1996 without interest. In September 1997, Mr. Blue loaned $50,000 to the Company. This loan was repaid in November 1997 without interest.

ITEM 13.   EXHIBIT LIST AND REPORTS ON FORM 8-K

(A)      Exhibits

EXHIBIT
  NO.                     DESCRIPTION
-------                   -----------
3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-KSB for the transition period from October 1, 1997, to January 31, 1998).

 3.2 Bylaws. (incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the transition period from October 1, 1997, to January 31, 1998).

10.1 Agreement and Plan of Merger among the Company, Woodfield Enterprise Inc. and International Asset Management Group, Inc., dated December 18, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, reporting an event dated December 31, 1997).

10.2 Agreement and Plan of Merger between the Company and Boynton Tobacconists, Inc., dated January 29, 1998 (incorporated by reference to
       Exhibit 2.1 of the Company's Form 8-K, reporting an event dated January 30, 1998).

10.3 Employment Agreement between the Company and Gary N. Mansfield.* (incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the transition period from October 1, 1997, to January 31, 1998).

10.4 Employment Agreement between the Company and Joel A. Wolk.* (incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the transition period from October 1, 1997, to January 31, 1998).

10.5 Employment Agreement between the Company and Karl E. Duell.* (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the transition period from October 1, 1997, to January 31, 1998).

10.6 Operating Agreement among the Company, Tropical Republic, Inc., and James Joiner dated September 16, 1998.

10.7 Asset Purchase Agreement among the Company, Tropical Republic, Inc., and James Joiner dated September 16, 1998.

27      Financial Data Schedule.
----------
*     Denotes employment agreement or compensatory plan.

(B)      Reports on Form 8-K

         No reports on Form 8-K were filed during the year ended January 31, 1999.

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

Dated: April 30, 1998


                                   WINDSOR CAPITAL CORP.

                                   By: /s/ EUGENE R. TERRY
                                       ---------------------------------
                                           Eugene R. Terry
                                           Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                            DATE
----------                           -----                            ----

/s/ EUGENE R. TERRY           Chief Executive Officer             April 30, 1998
------------------------      (principal executive officer)
Eugene R. Terry               and Director



/s/ KARL E. DUELL             Vice President and Chief            April 30, 1998
------------------------      Financial Officer (principal
Karl E. Duell                 financial and accounting
                              officer)



/s/ HAROLD S. BLUE            Director                            April 30, 1998
------------------------
Harold S. Blue



/s/ ALAN CORNELL              Director                            April 30, 1998
------------------------
Alan Cornell



/s/ NEIL LITTEN               Director                            April 30, 1998
------------------------
Neil Litten

WINDSOR CAPITAL CORP.

FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 1999 AND 1998



TABLE OF CONTENTS

Report of Independent Certified Public Accountants................F-2

Financial Statements:

Balance Sheet.....................................................F-3
Statements of Operations..........................................F-4
Statements of Stockholders' Equity................................F-5
Statements of Cash Flows..........................................F-6
Notes to Financial Statements.....................................F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
 Shareholders of Windsor Capital Corp.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Windsor Capital Corp. (the "Company") at January 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and generated negative cash flows from operations of $784,056 during the year ended January 31, 1999. In addition, as discussed in Note 6, the Company is subject to certain contingencies, which if not favorably resolved, could have a significant negative impact on its future cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS L.L.P.

April 13, 1999
Miami, Florida

WINDSOR CAPITAL CORP.

BALANCE SHEET

JANUARY 31, 1999

                                ASSETS

Current assets:
   Cash and cash equivalents                                                                   $        102,870
   Receivables                                                                                           48,918
   Merchandise inventories                                                                            1,031,506
   Prepaid expenses and other current assets                                                              3,500
                                                                                               --------------------
Total current assets                                                                                  1,186,794

Property and equipment, net                                                                             305,868

Other assets:
   Deposits                                                                                              15,834
                                                                                               ====================

Total assets                                                                                   $      1,508,496
                                                                                               ====================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                            $        426,116
   Accrued salaries and employee benefits                                                                19,230
   Other accrued expenses                                                                               151,088
                                                                                               --------------------
Total current liabilities                                                                               596,434
                                                                                               --------------------

Commitments and contingencies (Note 6)

Stockholders' equity:

   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no
     shares issued or outstanding                                                                             -
   Common stock, $0.001 par value; 20,000,000 shares authorized; 9,999,053
     shares issued and outstanding                                                                        9,999
   Additional paid in capital                                                                         3,788,421
   Stock subscription receivable                                                                         (1,400)
   Accumulated deficit                                                                               (2,884,958)
                                                                                               --------------------
Total stockholders' equity                                                                              912,062
                                                                                               ====================
Total liabilities and stockholders' equity                                                     $      1,508,496
                                                                                               ====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WINDSOR CAPITAL CORP.

STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 1999 AND 1998

                                                                                   1999                1998
                                                                            ----------------------------------------

Revenues                                                                         $  5,244,082       $  6,645,134

Cost of revenues                                                                    3,520,007          3,863,623
                                                                            ----------------------------------------
Gross profit                                                                        1,724,075          2,781,511

Operating expenses:

   Selling, general and administrative expenses                                     3,100,341          2,761,785
   Loss on disposition of kiosks                                                      646,822                  -
   Depreciation and amortization                                                      138,916            121,513
                                                                            ----------------------------------------
Total operating expenses                                                            3,886,079          2,883,298
                                                                            ----------------------------------------
Operating loss                                                                     (2,162,004)          (101,787)
                                                                            ----------------------------------------

Other income (expense):
   Lottery income                                                                      68,509             60,985
   Interest                                                                             5,858            (29,047)
                                                                            ----------------------------------------
                                                                                       74,367             31,938
                                                                            ----------------------------------------

Loss before provision for income taxes                                             (2,087,637)           (69,849)

Provision for income taxes                                                                  -             23,000
                                                                            ----------------------------------------

Net loss                                                                     $     (2,087,637)     $     (92,849)
                                                                            ========================================



Loss per common share, basic and diluted                                     $           (.21)     $        (.01)
                                                                            =========================================

Weighted average common shares outstanding                                          9,951,995          6,636,094
                                                                            =========================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WINDSOR CAPITAL CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JANUARY 31, 1999 AND 1998

                                                                                ADDITIONAL
                                   PREFERRED      COMMON        SUBSCRIPTION     PAID IN         ACCUMULATED
                                     STOCK         STOCK         RECEIVABLE      CAPITAL           DEFICIT           TOTAL
                               ---------------------------------------------------------------------------------------------------
Balance at January 31, 1997    $         -    $        5,970    $    (1,400)    $   786,030     $    (139,472)   $     651,128

   Issuance of common stock              -             3,591              -        2,872,079              -          2,875,670
   Distributions                         -                -               -              -           (565,000)        (565,000)
   Net loss                              -                -               -              -            (92,849)         (92,849)
                               ---------------------------------------------------------------------------------------------------

Balance at January 31, 1998              -             9,561         (1,400)      3,658,109          (797,321)       2,868,949

   Issuance of common stock              -               438              -         130,312               -            130,750
   Net loss                              -                -               -              -         (2,087,637)      (2,087,637)
                               ---------------------------------------------------------------------------------------------------

Balance at January 31, 1999    $         -    $        9,999   $     (1,400)    $ 3,788,421    $   (2,884,958)   $     912,062
                               ===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

WINDSOR CAPITAL CORP.
STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 1999 AND 1998

                                                                                       1999             1998
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $   (2,087,637)      $   (92,849)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                     138,916           121,513
     Loss on disposition of kiosks                                                     646,822                 -
     Non-cash professional fees                                                              -            25,000
     Deferred income taxes                                                                   -            23,000
     Changes in operating assets and liabilities:

       Accounts receivable                                                             (45,646)           11,129
       Merchandise inventories                                                       1,143,284          (551,502)
       Prepaid expenses and other current assets                                        36,705           (26,750)
       Deposits and other assets                                                        14,014           (17,970)
       Accounts payable                                                               (583,220)          357,754
       Accrued salaries and employee benefits                                           (2,214)           15,002
       Other accrued expenses                                                          (45,080)           66,254
                                                                                ------------------------------------
Net cash used in operating activities                                                 (784,056)          (69,419)
                                                                                ------------------------------------

INVESTING ACTIVITIES

Capital expenditures                                                                    (2,754)         (357,813)
Proceeds from sale of property and equipment                                            38,851                 -
                                                                                ------------------------------------
Net cash provided by (used in) investing activities                                     36,097          (357,813)
                                                                                ------------------------------------

FINANCING ACTIVITIES

Proceeds from borrowings                                                                     -           300,000
Repayment of amounts borrowed                                                                -        (1,594,812)
Distributions                                                                                -          (565,000)
Cash acquired in capital transaction, net                                                    -           486,517
Proceeds from sale of common stock, net                                                130,750         2,364,153
                                                                                ------------------------------------
Net cash provided by financing activities                                              130,750           990,858
                                                                                ------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (617,209)          563,626
Cash and cash equivalents at beginning of period                                       720,079           156,453
                                                                                ====================================
Cash and cash equivalents at end of period                                          $  102,870        $  720,079
                                                                                ====================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                              $         -       $   29,047
                                                                                ====================================

Property acquired through incurring other accrued expenses                          $   68,000        $        -
                                                                                ====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              Windsor Capital Corp.

                          Notes to Financial Statements

                            January 31, 1999 and 1998

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

On December 31, 1997, resignations were tendered by the executive officers and all but one of the directors of the Company, and designees of Woodfield were elected to the Board of Directors and as executive officers of the Company in accordance with the terms and conditions of the Merger Agreement.

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

                              Windsor Capital Corp.

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

The merger with Boynton was accounted for as a pooling of interests and therefore, the 1998 financial statements have been presented as if the merger took place at the beginning of such period.

Boynton had a fiscal year ending April 30, and, accordingly, Boynton's statement of operations for the nine month period ended January 31, 1998 has been combined with the Company's statement of operations for the fiscal year ended January 31, 1998.

                              Windsor Capital Corp.

1.       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Separate results of operations for the periods prior to the merger with Boynton are as follows:

                                                       PERIOD
                                                        ENDED
                                                     JANUARY 31
                                                        1998
                                                ----------------------

         Net sales:
            Registrant                               $  2,289,806
            Boynton                                     4,355,328
                                                ----------------------
         Combined                                    $  6,645,134
                                                ======================

         Net income (loss):
            Registrant                              $    (656,836)
            Boynton                                       563,987
                                                ----------------------
         Combined                                   $     (92,849)
                                                ======================



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

                              Windsor Capital Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              Windsor Capital Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense was approximately $37,100 and $68,700 for the years ended January 31, 1999 and 1998, respectively.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than the transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

                              Windsor Capital Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 1997, the FASB also issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosure for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for production/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. The adoption of this pronouncement did not affect the Company's financial statement disclosures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's cash, receivables and trade accounts payable approximate their fair value.

3. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations and generated negative cash flows from operations of $784,056 during the year ended January 31, 1999. In addition, as further discussed in
Note 6, the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. Management is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, management is considering seeking sources of funds through additional capital contributions or through additional financing. Management is also pursuing either the sale of its Smoker's Gallery retail

                              Windsor Capital Corp.

3. GOING CONCERN CONSIDERATION (CONTINUED)

outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Note 6, management has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

 In the absence of achieving profitable operations, obtaining additional debt or equity financing, concluding successful negotiations for the sale or closure of its Smoker's Gallery retail outlets, or favorably resolving the potential contingencies discussed in Note 6, the Company may not have sufficient funds to continue operations in fiscal 2000. The accompanying financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       JANUARY 31
                                                 1999              1998
                                           ------------------------------------

         Leasehold improvements                $  274,786       $  309,909
         Equipment and other                      326,729          787,139
                                           ------------------------------------
                                                  601,515        1,097,048

         Less accumulated depreciation
            and amortization                     (295,647)        (317,706)
                                           ------------------------------------
                                               $  305,868       $  779,342
                                           ====================================


5.  INCOME TAXES

The Company recorded an income tax provision in the amount of $23,000 for the year ended January 31, 1998. The 1998 provision for income tax relates to the elimination of Boynton's deferred tax asset upon its election to be treated as an "S" corporation effective May 1, 1997.

                              Windsor Capital Corp.

5.  INCOME TAXES (CONTINUED)

In connection with the Company's merger with Boynton on January 30, 1998, Boynton's "S" corporation status terminated. As a result of Boynton's conversion from a non-taxable entity to a taxable entity, a deferred tax asset of approximately $30,000 was recognized, however, a full valuation allowance was established against such deferred tax asset.

Based on the weight of available evidence, the Company has established a full valuation allowance to offset net deferred tax assets of approximately $1,070,000 and $323,500 at January 31, 1999 and 1998, respectively. These net deferred tax assets relate, principally, to the tax effect of net operating loss carryforwards. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. Management does not believe that it is more likely than not that the deferred tax asset will be realized.

The net operating loss carryforwards, which amount to approximately $2,891,000 and $791,000 as of January 31, 1999 and 1998, begin to expire in 2011.


6.       COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases retail facilities in regional malls and its corporate headquarters facility under noncancalable operating leases with remaining terms in excess of one year. All of the leases expire within the next ten years and have various renewal and escalation clauses. The rental payments for most facilities are based on a minimum rental plus a percentage of the gross sales in excess of a stipulated amount. The Company is generally obligated for facilities operating costs including property taxes, insurance and maintenance. Future minimum annual lease payments pursuant to these operating leases existing as of January 31, 1999 are:

         2000                                  $   228,000
         2001                                      215,000
         2002                                      153,000
         2003                                      137,000
         2004                                      140,000
                                            =================
                                                $  873,000
                                            =================

                              Windsor Capital Corp.

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Included in the statements of operations for the years ended January 31, 1999 and 1998 was approximately $600,000 and $620,800, respectively, for minimum lease payments. Additional lease expenses included in the statements of operations for the years ended January 31, 1999 and 1998 was approximately $264,000 and $238,000, respectively. The minimum and additional lease expense related to the above described operating leases and are recorded as selling, general and administrative expenses.

CONTINGENCIES

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

In August 1998, the Company received a letter from attorneys representing the manufacturer of the Simply Cigars kiosks requesting payment of approximately $180,000 for work allegedly performed by the manufacturer for the Company under a May 1997 purchase order, which was signed by a former officer of the Company. Management has commenced an investigation and discussions with the manufacturer to determine the Company's potential liability under the claim. The Company's results of operations, cash flows or its financial position could be materially affected if all, or a substantial portion of this claim proves valid.

On September 15, 1998, the Company entered into an Operating Agreement and an Asset Purchase Agreement (collectively, the "Agreements") with Tropical Republic, Inc. ("Tropical"), under which the responsibility for the operations and expenses of the Company's then remaining nine kiosks was turned over to Tropical at various dates during September 1998, with the sale of the kiosks to Tropical at an aggregate price of $130,000 scheduled to close in October 1998.

                              Windsor Capital Corp.

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Tropical failed to close on the sale and failed to pay a substantial portion of the operating expenses owed the Company under the Agreements. On November 18, 1998, the Company filed suit in Broward County, Florida, Circuit Court for breach of the Agreements against Tropical and its principal James Joiner ("Joiner"), who personally guaranteed Tropical's obligations under the Agreements.

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

Tropical and Joiner have answered the Complaint and denied liability based on alleged misrepresentations by the Company concerning Simply Cigars business. In addition, the defendants have filed a counterclaim for rescission of the Agreements and unspecified damages. The Company believes that its claims are meritorious and the defendants' defenses and counterclaims are without merit; however, discovery has just commenced and there can be no assurance that the Company will prevail in this litigation or that, if it obtains a judgment, it will be able to collect the judgment.

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

                              Windsor Capital Corp.

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

In December 1998, the Company was informed by the landlord of the Town Center Mall in Boca Raton, Florida, where the highest-volume Smoker's Gallery store is located, that the landlord had elected, pursuant to the terms of the lease, to terminate the lease effective in early March 1999. During 1999, the Town Center store generated approximately 22% of the total sales of the six-store Smoker's Gallery chain. The Company is negotiating with the landlord in an attempt to obtain suitable space for relocation in the mall; however, the can be no assurance that such negotiations will be successful or that, if successful, the new store at the mall will be as profitable as the existing store. The Company may be materially adversely affected by the Town Center lease termination.

7. STOCKHOLDERS' EQUITY

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

Prior to the merger with Woodfield, the Company issued Class A warrants to purchase 500,000 shares of common stock and one Class B warrant at an exercise price of $.50 per share, exercisable through February 15, 1998. During the period ended January 31, 1998, 46,000 Class A warrants were exercised. Prior to their expiration date, an additional 261,500 Class A warrants were exercised. Class B warrants issued in connection with the exercise of Class A warrants entitle the holder to purchase one share of common stock at an exercise price of $1.00 per share and were exercisable through May 15, 1998. No Class B warrants were exercised prior to their expiration.

                              Windsor Capital Corp.

7.       STOCKHOLDERS' EQUITY (CONTINUED)

During the year ended January 31, 1998, the Company granted options as incentives to certain employees. The following table summarizes information relative to such options:

                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                                                                     EXERCISE
                                                                                   SHARES              PRICE

                                                                             ---------------------------------------

     Outstanding at January 31, 1997                                                      -     $             -
     Granted at exercise prices ranging from $.94 to $1.63                          315,000                  1.16
                                                                             ---------------------------------------
     Outstanding at January 31, 1998                                                315,000                  1.16
     Granted                                                                              -                  -
                                                                             =======================================
     Outstanding at January 31, 1999                                                315,000     $            1.16
                                                                             =======================================

     Exercisable at January 31, 1999                                                305,000     $             1.16
                                                                             =======================================

     Weighted-average fair value of options granted                                             $               .28
                                                                                                =====================



During fiscal 1999, the Company's Board of Directors approved the Windsor Capital Corp. 1998 Stock Option Plan (the "1998 Plan") covering the Company's employees, officers and directors. The 1998 Plan provides for the granting of up to 1,500,000 awards of any combination of incentive stock options or non-qualified options. The terms of the options (limited to 10 years), vesting schedule and exercise price are at the discretion of the Company's Board of Directors. However, in no event will the exercise price per share of any option be less than the fair market value, as defined, of the Company's common stock on the date such option is granted.

                              Windsor Capital Corp.

7.       STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information relative to options granted under the 1998 Plan:


                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                                                                     EXERCISE
                                                                                    SHARES             PRICE
                                                                              --------------------------------------

     Outstanding at January 31, 1998                                                       -    $                -
     Granted at exercise prices ranging from $.06 to $.10                            613,334                   .09
                                                                              ======================================
     Outstanding at January 31, 1999                                                 613,334    $              .09
                                                                              ======================================

     Exercisable at January 31, 1999                                                 233,335    $              .08
                                                                              ======================================


     Weighted-average fair value of options granted                                             $              .09
                                                                                                ====================

The Registrant has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Registrant's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", and has been determined as if the Registrant had accounted for its stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of grants using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.56%; expected volatility of 334%; expected dividend yield of 0%; and expected option life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Because the Company's stock options have characteristics significantly different from those traded options, and because subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                              Windsor Capital Corp.

7.   STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         1999                    1998
                                                               -------------------------------------------------

         Pro forma net loss                                         $ ( 2,109,358)            $ (177,016)
                                                               =================================================
         Pro forma loss per share - basic and diluted               $        (.21)            $     (.03)
                                                               =================================================

The weighted-average remaining contractual life of options is 4.9 years.

8. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $420,000 related to its evaluation of the adequacy of recorded provisions for inventory shrinkage and obsolescence. This change in the estimated provisions for inventory shrinkage and obsolescence had the effect of increasing the net loss for fiscal 1999 by $.04 per share.

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 10.6            Operating Agreement among the Company, Tropical Republic, Inc., and James Joiner dated September 16, 1998.

 10.7 Asset Purchase Agreement among the Company, Tropical Republic, Inc., and James Joiner dated September 16, 1998.

 27              Financial Data Schedule.