Form 10QSB
period 1999-04-30
WINDSOR CAPITAL CORP
filed 1999-06-11
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                          Commission File No. 33-26828


                              WINDSOR CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                                58-1921737
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                           Identification Number)

7200 W. Camino Real, Suite 302
BOCA RATON, FLORIDA                                                33433
----------------------------------------                        ----------
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

                            YES [X]          NO________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF JUNE 11, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                 APRIL 30, 1999
                                   (UNAUDITED)


                                     ASSETS

Current assets
     Cash and cash equivalents                                    $    99,184
     Receivables                                                       18,887
     Merchandise inventories                                          906,680
     Prepaid expenses and other current assets                         32,546
                                                                  -----------

              Total current assets                                  1,057,297

Property and equipment, net                                           287,868

Other assets:
     Deposits                                                          17,870
                                                                  -----------

                                                                  $ 1,363,035
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $   431,891
     Accrued salaries, bonuses and employee benefits                   29,859
     Other accrued expenses                                           138,688
                                                                  -----------

              Total current liabilities                               600,438
                                                                  -----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                        --
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding              9,999
     Additional paid in capital                                     3,788,421
     Stock subscription receivable                                     (1,400)
     Accumulated deficit                                           (3,034,423)
                                                                  -----------

              Total stockholders' equity                              762,597
                                                                  -----------

                                                                  $ 1,363,035
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           APRIL 30,
                                                    1999               1998
                                                 -----------        -----------
Sales                                            $   870,843        $ 1,519,538
Costs of goods sold                                  557,053            843,105
                                                 -----------        -----------

Gross profit                                         313,790            676,433

Selling, general and administrative expenses         481,790          1,079,155
                                                 -----------        -----------

Operating loss                                      (168,000)          (402,722)

Other income                                          18,535             22,134
                                                 -----------        -----------

Net loss                                         $  (149,465)       $  (380,588)
                                                 ===========        ===========

Loss per common share, basic and diluted         $      (.01)       $      (.04)
                                                 ===========        ===========

Weighted average common
  shares  outstanding                              9,999,053          9,808,044
                                                 ===========        ===========









The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        APRIL 30,
                                                                 1999              1998
                                                               ---------         ---------
Cash flows from operating activities:
  Net loss                                                     $(149,465)        $(380,588)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                             18,000            49,341
        Change in assets and liabilities:
        Receivables                                               30,031             2,760
        Merchandise inventories                                  124,826           158,080
        Prepaid expenses and other current liabilities           (29,046)           31,260
        Deposits and other assets                                 (2,036)          (25,060)
        Accounts payable                                           5,775          (292,686)
        Accrued salaries, bonuses and employee benefits           10,629            33,999
        Other accrued expenses                                   (12,400)          (88,766)
                                                               ---------         ---------

        Net cash used in operating activities                     (3,686)         (511,660)
                                                               ---------         ---------


Cash flows from financing activities:

  Proceeds from the sale of common stock                              --           130,750
                                                               ---------         ---------

        Net cash provided by financing activities                     --           130,750
                                                               ---------         ---------

Net decrease in cash and cash equivalents                         (3,686)         (380,910)

Cash and cash equivalents at beginning of period                 102,870           720,079
                                                               ---------         ---------

Cash and cash equivalents at end of period                     $  99,184         $ 339,169
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

         In addition, until June 1998, the Company owned and operated 14 kiosks under the name "Simply Cigars" in malls located in Connecticut, Illinois, Maryland, Massachusetts, Michigan and Ohio. These stores sold hand-rolled premium cigars, cigar-related items and gentlemen's accessories. Most of the Simply Cigars kiosks proved unprofitable, and in May 1998, the Company decided to terminate its Simply Cigars operations. In early June 1998, the Company closed two kiosks, and in August 1998, the Company sold three other kiosks. In September 1998, the Company entered into an agreement to sell its remaining nine kiosks; however, the prospective buyer failed to close. In November 1998, the Company filed suit against the prospective buyer and, due to the lack of alternatives, surrendered eight of the remaining nine kiosks to the respective landlords in order to limit its liability for ongoing lease expenses as well as to avoid additional operating losses. The final kiosk, which was not subject to an ongoing lease, was sold. See Part II, Item 1 "Legal Proceedings".

         The interim financial information included herein is unaudited. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information.

         The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         Revenue from sales of products is generally recognized upon delivery to customers. The Company has established programs which, under certain conditions, enable customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of delivery to customers.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.       GOING CONCERN CONSIDERATION

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations and generated negative cash flows from operations of $3,686 during the quarter ended April 30, 1999. In addition, as further discussed in Note 4, the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as also discussed in Note 4, the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2000.

4.       CONTINGENCIES

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

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company has answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) that the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. No discovery has been taken in this case, and there can be no assurance that an adverse judgment will not be entered against the Company. The Company's results of operations or cash flows in a particular quarterly or annual period, or its financial position could be materially affected if an adverse judgment is entered against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Except for historical information contained herein, certain matters set forth in this Form 10-QSB are "forward looking", within the meaning of the federal securities laws, and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. These forward-looking statements include, among others, statements relating to the Company's business plan, which is based upon the Company's interpretation and analysis of cigar industry trends and management's ability to successfully market and sell its products to retail consumers. This plan assumes, among other things, that (i) the Company will be able to enhance the profitability of the Smoker's Gallery stores or, alternatively, promptly close or sell unprofitable outlets and otherwise reduce its costs, (ii) the Company will be able to continue its cost-cutting program focused on reducing corporate overhead, and (iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, changes in public perceptions of the risks and benefits of tobacco use, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements.

         The Company's statements of operations and cash flows for the three months ended April 30, 1999 reflect the operations of Smoker's Gallery only, whereas the Company's statements of operations and cash flows for the three months ended April 30, 1998 reflect the operations of both Smoker's Gallery and Simply Cigars. During the three months ended April 30, 1998, the Company operated 14 Simply Cigars kiosks.

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                                    QUARTER ENDED APRIL 30,
                                                      1999          1998
                                                    --------      --------
Revenues                                              100.0%         100.0%
Cost of revenues                                       64.0%          55.5%
                                                    -------        -------
Gross profit                                           36.0%          44.5%
Selling, general and administrative expenses           55.3%          71.0%
                                                    -------        -------
Operating loss                                        (19.3)%        (26.5)%
Other income                                            2.1%           1.5%
                                                    -------        -------
Net loss                                              (17.2)%        (25.0)%
                                                    =======        =======


         During the quarter ended April 30, 1999, the Company's Smoker's Gallery same store sales were down 19% from the same period in 1998. The Company believes that this decline is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the rate of growth of demand for premium cigars. The Company has been adversely affected by the decline in its same store sales.

         For the three months ended April 30, 1999 and 1998, the Company reported net losses of $149,465 and $380,588, respectively. Revenue for the three months ended April 30, 1999 and 1998 amounted to $870,843 and $1,519,538, respectively. The decrease in revenue was due to the decline in Smoker's Gallery same stores sales, and the disposition of the Company's Simply Cigars kiosks in fiscal 1999.

         Gross profit for the three months ended April 30, 1999 and 1998 amounted to $313,790 (36.0% of sales) and $676,433 (44.5% of sales), respectively. This decrease is attributable to the decline in same store sales which resulted in increased promotional discounts and other price reductions being offered to customers during the quarter.

         Total selling, general and administrative expenses ("SG&A"), decreased from $1,079,155 for the three months ended April 30, 1998 to $481,790 for the three months ended April 30, 1999, a 55% decrease. This decrease is due mainly to the disposition of the Simply Cigars' kiosk operations which resulted in a decrease in rent expense of approximately $170,000 and a decrease in salaries and wages of approximately $378,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1999, the Company had working capital of $456,859; however, the Company has experienced recurring losses from operations and generated negative cash flows from operations of $3,686 during the quarter ended April 30, 1999. In addition, as further discussed in Part II, Item 1 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Part II, Item 5 "Other Information", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2000.

         Net cash used in operating activities decreased 99% in the three months ended April 30, 1999 to $3,686 from $511,660 for the three months ended April 30, 1998. This decrease is due mainly to the decrease in the net loss for the three months ended April 30, 1999 versus 1998, and the decrease in cash used to reduce accounts payable (cash provided by operating activities of $5,775 for the three months ended April 30, 1999 versus cash used in operating activities of $292,686 for the three months ended April 30, 1998).

         Net cash provided by financing activities decreased 100% in the three months ended April 30, 1999 to $0 from $130,750 for the three months ended April 30, 1998. During the three months ended April 30, 1998, 261,500 Class A warrants were exercised at a price of $.50, whereas during the three months ended April 30, 1999 no shares of common stock were issued.

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

         c.       J.C. PENDERGAST, INC. V. WINDSOR CAPITAL CORP.

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company has answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) that the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. No discovery has been taken in this case, and there can be no assurance that an adverse judgment will not be entered against the Company. The Company's results of operations or cash flows in a particular quarterly or annual period, or its financial position could be materially affected if an adverse judgment is entered against the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

                  27. Financial Data Schedule for the quarterly period ended April 30, 1999.

         b)       REPORTS ON FORM 8-K

                  During the quarter ended April 30, 1999, no Form 8-K reports were filed by the Company.

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

                                                         WINDSOR CAPITAL CORP.
                                                         ---------------------
                                                              (Registrant)



Date: June 11, 1999                                       by: /s/ KARL E. DUELL
                                                          ---------------------
                                                         Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                         Financial Data Schedule