Form 10QSB
period 1999-07-31
WINDSOR CAPITAL CORP
filed 1999-09-13
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JULY 31, 1999

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
                                YES X  NO
                                   ---   ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF SEPTEMBER 10, 1999.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             WINDSOR CAPITAL CORP.
                            CONDENSED BALANCE SHEET
                                 JULY 31, 1999
                                  (UNAUDITED)

                                     ASSETS
Current assets
     Cash and cash equivalents                                            $        19,750
     Receivables                                                                   33,810
     Merchandise inventories                                                      767,382
     Prepaid expenses and other current assets                                     24,224
                                                                          ---------------
              Total current assets                                                845,169

Property and equipment, net                                                       269,868

Other assets:
     Deposits                                                                      17,870
                                                                          ---------------
                                                                          $     1,132,907
                                                                          ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $       377,837
     Accrued salaries, bonuses and employee benefits                               13,917
     Other accrued expenses                                                       120,712
                                                                          ---------------
              Total current liabilities                                           512,466
                                                                          ---------------
Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                                     -
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding                          9,999
     Additional paid in capital                                                 3,788,421
     Stock subscription receivable                                                (1,400)
     Accumulated deficit                                                      (3,176,579)
                                                                          ---------------
              Total stockholders' equity                                          620,441
                                                                          ---------------
                                                                          $     1,132,907
                                                                          ===============

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS           THREE MONTHS            SIX MONTHS          SIX MONTHS
                                            ENDED                 ENDED                  ENDED                ENDED
                                        JULY 31, 1999          JULY 31, 1998         JULY 31, 1999        JULY 31, 1998
                                     -------------------------------------------------------------------------------------
Sales                                $           797,781  $            1,376,667  $         1,668,624  $        2,896,205
Costs of goods sold                              497,482                 962,003            1,054,535           1,805,108
                                     -------------------------------------------------------------------------------------
Gross profit                                     300,299                 414,664              614,089           1,091,097

Selling, general and
   administrative expenses                       461,446                 966,037              943,237           2,045,192
                                     -------------------------------------------------------------------------------------
Operating income (loss)                        (161,147)               (551,373)            (329,148)           (954,095)

Other income                                      18,992                  16,920               37,527              39,054
                                     -------------------------------------------------------------------------------------
Net income (loss)                    $         (142,155)  $            (534,453)  $         (291,621)  $        (915,041)
                                     =====================================================================================
Income (loss) per common
   share, basic and diluted          $             (.01)  $                (.05)  $             (.03)  $            (.09)
                                     =====================================================================================
Weighted average common
  shares  outstanding                          9,999,053               9,997,136            9,999,053           9,904,157
                                     =====================================================================================

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JULY 31,
                                                                     1999                 1998
                                                            ---------------------------------------
Cash flows from operating activities:
  Net loss                                                      $   (291,621)        $   (915,041)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                  36,000               90,431
        Change in assets and liabilities:
        Receivables                                                    15,108              (1,129)
        Merchandise inventories                                       264,124              584,572
        Prepaid expenses and other current liabilities               (20,727)               19,522
        Deposits and other assets                                     (2,036)             (20,722)
        Accounts payable                                             (48,279)            (420,424)
        Accrued salaries, bonuses and employee benefits               (5,313)               34,586
        Other accrued expenses                                       (30,376)             (80,069)
                                                            ---------------------------------------
        Net cash used in operating activities                        (83,120)            (708,274)
                                                            ---------------------------------------
Cash flows from financing activities:
  Proceeds from the sale of common stock                                    -              130,750
                                                            ---------------------------------------
        Net cash provided by financing activities                           -              130,750
                                                            ---------------------------------------
Net decrease in cash and cash equivalents                            (83,120)            (577,524)

Cash and cash equivalents at beginning of period                      102,870              720,079
                                                            ---------------------------------------
Cash and cash equivalents at end of period                      $      19,750        $     142,555
                                                            =======================================

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

3.       GOING CONCERN CONSIDERATION

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations and generated negative cash flows from operations of $83,120 during the six month period ended July 31, 1999. In addition, as further discussed in Note 4, the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as also discussed in Note 4, the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

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

         As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed but failed to pay. The final kiosk, which was not subject to an ongoing lease, was sold. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximates $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. In November 1998, the Maryland landlord threatened legal action against the Company; however, the Company is unaware of the commencement of any such action, and no further communications have been received from the landlord. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company has answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. However, discovery has just commenced, and there can be no assurance that an adverse judgment will not be entered against the Company. The Company's results of operations or cash flows in a particular quarterly or annual period, or its financial position could be materially affected if an adverse judgment is entered against the Company.

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

         The Company's statements of operations and cash flows for the six months ended July 31, 1999 reflect the operations of Smoker's Gallery only, whereas the Company's statements of operations and cash flows for the six months ended July 31, 1998 reflect the operations of both Smoker's Gallery and Simply Cigars. During the six months ended July 31, 1998, the Company operated 14 kiosks under the name Simply Cigars. In early June 1998, the Company closed two kiosks.

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:


                             THREE MONTHS        THREE MONTHS     SIX MONTHS           SIX MONTHS
                                ENDED               ENDED            ENDED                ENDED
                            JULY 31, 1999       JULY 31, 1998    JULY 31, 1999        JULY 31, 1998
                          ----------------------------------------------------------------------------
Revenues                              100.0%              100.0%             100.0%            100.0%
Cost of revenues                       62.4%               69.9%              63.2%             62.3%
                          ----------------------------------------------------------------------------
Gross profit                           37.6%               30.1%              36.8%             37.7%
Selling, general and
  administrative expenses              57.8%               70.1%              56.5%             70.6%
                          ----------------------------------------------------------------------------
Operating income (loss)              (20.2)%             (40.0)%            (19.7)%           (32.9)%
Other income                            2.4%                1.2%               2.2%              1.3%
                          ----------------------------------------------------------------------------
Net income (loss)                    (17.8)%             (38.8)%            (17.5)%           (31.6)%
                          ============================================================================

         For the quarter ended July 31, 1999, the Company's same store sales were down 15% from the same period in 1998. For the six months ended July 31, 1999, the Company's same store sales were down 17% from the same period in 1998. The Company believes that these declines are due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the rate of growth of demand for premium cigars. The Company has been adversely affected by the decline in its same store sales.

         For the three and six months ended July 31, 1999, the Company reported net losses of $142,155 and $291,621, respectively. For the three and six months ended July 31, 1998, the Company reported net losses of $534,453 and $915,041, respectively. Revenue for the three months ended July 31, 1999 and 1998 amounted to $797,781 and $1,376,667, respectively. Revenue for the six months ended July 31, 1999 and 1998 amounted to $1,668,624 and $2,896,205, respectively. The decrease in revenue was due to
the decline in Smoker's Gallery same stores sales, and the disposition of the Company's Simply Cigars kiosks in fiscal 1999.

         Gross profit for the three months ended July 31, 1999 and 1998 amounted to $300,299 (37.6% of sales) and $414,664 (30.1% of sales), respectively. This increase is attributable to an inventory reserve in the amount of $100,000 which was recorded during the three months ended July 31, 1998. Gross profit for the six months ended July 31, 1999 and 1998 amounted to $614,089 (36.8% of sales) and $1,091,097 (37.7% of sales), respectively. This decrease is attributable to increased promotional discounts and other price reductions being offered to customers, offset by the inventory reserve recorded in the second quarter of fiscal 1999.

         Total selling, general and administrative expenses decreased from $966,037 for the three months ended July 31, 1998 to $461,446 for the three months ended July 31, 1999, a 52% decrease. This decrease is due mainly to the disposition of the Simply Cigars' kiosk operations which resulted in a decrease in rent expense of approximately $155,000 and a decrease in salaries and wages of approximately $306,000. Total selling, general and administrative expenses decreased from $2,045,192 for the six months ended July 31, 1998 to $943,237 for the six months ended July 31, 1999, a 54% decrease. This decrease is also due mainly to the disposition of the Simply Cigars' kiosk operations which resulted in a decrease in rent expense of approximately $325,000 and a decrease in salaries and wages of approximately $536,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  At July 31, 1999, the Company had working capital of $332,703; however, the Company has experienced recurring losses from operations and generated negative cash flows from operations of $83,120 during the six months ended July 31, 1999. In addition, as further discussed in Part II, Item 1 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Part II, Item 5 "Other Information", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2000.

         Net cash used in operating activities decreased 88% in the six months ended July 31, 1999 to $83,120 from $708,274 for the six months ended July 31, 1998. This decrease is due primarily due to the decrease in the net loss ($291,621 for the six months ended July 31, 1999 versus $915,041 for the six months ended July 31, 1998) and the decrease in cash used to reduce accounts payable ($48,279 for the six months ended July 31, 1999 versus $420,424 for the six months ended July 31, 1998) offset by a decrease in the reduction of merchandise inventories (cash provided by operating activities of $264,124 during the six months ended July 31,1999 versus $584,572 during six months ended July 31, 1998).

         Net cash provided by financing activities decreased 100% in the six months ended July 31, 1999 to $0 from $130,750 for the six months ended July 31, 1998. During the six months ended July 31, 1998, 261,500 Class A warrants were exercised at a price of $.50, whereas during the six months ended July 31, 1999 no shares of common stock were issued.

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

         b. COMPUTEREASE ASSOCIATES, INC. V. WINDSOR CAPITAL CORP.

         On September 28, 1998, Computerease Associates, Inc. ("Computerease"), filed suit against the Company in Palm Beach County, Florida, Circuit Court alleging breach of an assignment of lease agreement entered into by the Company and Computerease pursuant to which the Company was to assume Computerease's obligations under the subject lease of office premises for a term of 20 months beginning April 25, 1998, at a monthly rental of $3,600. In August 1999, the case was settled pursuant to a payment of $10,000 by the Company.

         c. J.C. PENDERGAST, INC. V. WINDSOR CAPITAL CORP.

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company has answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) that the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. Discovery has just commenced in this case, and there can be no assurance that an adverse judgment will not be entered against the Company. The Company's results of operations or cash flows in a particular quarterly or annual period, or its financial position could be materially affected if an adverse judgment is entered against the Company.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION

         As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed but failed to pay. The final kiosk, which was not subject to an ongoing lease was sold. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximates $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. In November 1998, the Maryland landlord threatened legal action against the Company; however, the Company is unaware of the commencement of any such action, and no further communications have been received from the landlord. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

            27. Financial Data Schedule for the quarterly period ended July 31, 1999.

         B) REPORTS ON FORM 8-K
            During the quarter ended July 31, 1999, no Form 8-K reports were filed by the Company.

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

                                                   Windsor Capital Corp.
                                                   ---------------------
                                                       (Registrant)

Date: September 13, 1999                           By: /S/ Karl E. Duell
                                                   ---------------------
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT                     DESCRIPTION
  -------                     -----------
 EXHIBIT 27.                  Financial Data Schedule