Form 10QSB
period 1999-10-31
WINDSOR CAPITAL CORP
filed 1999-12-13
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 31, 1999

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                             58-1921737
--------------------------------                         ----------------------
(State or Other Jurisdiction of                              (IRS Employer
  Incorporation or Organization)                         Identification Number)

7200 W. CAMINO REAL, SUITE 302
BOCA RATON, FLORIDA                                             33433
----------------------------------------                      ----------
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

                                 YES [X] NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE WERE OUTSTANDING AS OF DECEMBER 13, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 1999
                                   (UNAUDITED)

ASSETS

Current assets
     Cash and cash equivalents                               $    32,288
     Receivables                                                  40,457
     Merchandise inventories                                     656,279
     Prepaid expenses and other current assets                    10,235
                                                             -----------
              Total current assets                               739,259

Property and equipment, net                                      251,868

Other assets:
     Deposits                                                     17,870
                                                             -----------
                                                             $ 1,008,997
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $   392,175
     Accrued salaries, bonuses and employee benefits              30,365
     Other accrued expenses                                      136,509
                                                             -----------
              Total current liabilities                          559,049
                                                             -----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                   --
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding         9,999
     Additional paid in capital                                3,788,421
     Stock subscription receivable                                (1,400)
     Accumulated deficit                                      (3,347,072)
                                                             -----------
              Total stockholders' equity                         449,948
                                                             -----------
                                                             $ 1,008,997
                                                             ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED     THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                     OCTOBER 31, 1999       OCTOBER 31, 1998     OCTOBER 31, 1999     OCTOBER 31, 1998
                                    ------------------     ------------------    -----------------    -----------------
Sales                                  $   659,863           $   938,247           $ 2,328,487           $ 3,834,452
Costs of goods sold                        437,334               581,178             1,491,869             2,386,286
                                       -----------------------------------------------------------------------------
Gross profit                               222,529               357,069               836,618             1,448,166

Selling, general and
   administrative expenses                 406,563               657,346             1,346,041             2,702,538
Loss on disposition of kiosks                   --               357,713                    --               357,713
                                       -----------------------------------------------------------------------------
Operating loss                            (184,034)             (657,990)             (509,423)           (1,612,085)

Other income                                13,540                18,621                51,061                57,675
                                       -----------------------------------------------------------------------------
Net loss                               $  (170,494)          $  (639,369)          $  (462,114)          $(1,554,410)
                                       =============================================================================

Income (loss) per common
   share, basic and diluted            $      (.02)          $      (.06)          $      (.05)          $      (.16)
                                       =============================================================================
Weighted average common
  shares outstanding                     9,999,053             9,999,053             9,999,053             9,936,137
                                       =============================================================================

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      OCTOBER 31,
                                                             -----------------------------
                                                                 1999             1998
                                                             -----------------------------
Cash flows from operating activities:
  Net loss                                                   $  (462,114)      $(1,554,410)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                             54,000           134,440
        Loss on disposition of kiosks                                 --           357,713
        Change in assets and liabilities:
        Receivables                                                8,461           (24,498)
        Merchandise inventories                                  375,227           814,486
        Prepaid expenses and other current liabilities            (6,735)           16,427
        Deposits and other assets                                 (2,036)          (18,822)
        Accounts payable                                         (33,941)         (499,302)
        Accrued salaries, bonuses and employee benefits           11,135            14,306
        Other accrued expenses                                   (14,579)          (58,772)
                                                             -----------------------------

        Net cash used in operating activities                    (70,582)         (818,432)
                                                             -----------------------------
Cash flows from investing activities:
  Proceeds from disposition of kiosks                                 --            38,851
                                                             -----------------------------

        Net cash provided by investing activities                     --            38,851
                                                             -----------------------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                              --           130,750
                                                             -----------------------------

        Net cash provided by financing activities                     --           130,750
                                                             -----------------------------
Net decrease in cash and cash equivalents                        (70,582)         (648,831)

Cash and cash equivalents at beginning of period                 102,870           720,079
                                                             -----------------------------

Cash and cash equivalents at end of period                   $    32,288       $    71,248
                                                             =============================

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

3.       GOING CONCERN CONSIDERATION

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations and generated negative cash flows from operations of $70,582 during the nine month period ended October 31, 1999. In addition, as further discussed in Note 4, the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as also discussed in Note 4, the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2001.

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

         The Company's statements of operations and cash flows for the nine months ended October 31, 1999 reflect the operations of Smoker's Gallery only, whereas the Company's statements of operations and cash flows for the nine months ended October 31, 1998 reflect the operations of both Smoker's Gallery and Simply Cigars. During the nine months ended October 31, 1998, the Company operated 14 kiosks under the name Simply Cigars. In early June 1998, the Company closed two kiosks and in late August 1998, the Company sold three kiosks.

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                                            THREE MONTHS         THREE MONTHS          NINE MONTHS      NINE MONTHS
                                                                ENDED                ENDED                ENDED            ENDED
                                                             OCTOBER 31,           OCTOBER 31,          OCTOBER 31,      OCTOBER 31,
                                                                 1999                 1998                 1999             1998

Revenues                                                        100.0%               100.0%               100.0%           100.0%
Cost of revenues                                                 66.3%                61.9%                64.1%            62.2%
                                                    ------------------------------------------------------------------------------
Gross profit                                                     33.7%                38.1%                35.9%            37.8%
Selling, general and administrative expenses                     61.6%                70.1%                57.9%            70.5%
Loss on disposition of kiosks                                     0.0%                38.1%                 0.0%             9.3%
                                                    ------------------------------------------------------------------------------
Operating loss                                                  (27.9)%              (70.1)%              (22.0)%          (42.0)%
Other income                                                      2.1%                 2.0%                 2.2%             1.5%
                                                    ------------------------------------------------------------------------------
Net loss                                                        (25.8)%              (68.1)%              (19.8)%          (40.5)%
                                                    ==============================================================================

         For the quarter ended October 31, 1999, the Company's same store sales were down 15% from the same period in 1998. For the nine months ended October 31, 1999, the Company's same store sales were down 17% from the same period in 1998. The Company believes that these declines are due to a general decline in same store sales experienced throughout the retail tobacconist industry. The cause of this general decline is uncertain; however, the Company believes that the decline is due in large part to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the demand for premium cigars. The Company has been adversely affected by the decline in its same store sales.

         For the three and nine months ended October 31, 1999, the Company reported net losses of $170,494 and $462,114, respectively. For the three and nine months ended October 31, 1998, the Company reported net losses of $639,369 and $1,554,410, respectively. Revenue for the three months ended October 31, 1999 and 1998 amounted to $659,863 and $938,247, respectively. The decrease in revenue was due to the decline in same store sales and the disposition of the Company's kiosks in fiscal 1999. Revenue for the nine months ended October 31, 1999 and 1998 amounted to $2,328,487 and $3,834,452, respectively. The decrease in revenue was also due to the decline in same store sales and the disposition of the Company's kiosks in fiscal 1999.

         Gross profit for the three months ended October 31, 1999 and 1998 amounted to $222,529 (33.7% of sales) and $357,069 (38.1% of sales), respectively. This decrease is attributable to the decline in same store sales which resulted in increased promotional discounts and other price reductions being offered to customers during the quarter. Gross profit for the nine months ended October 31, 1999 and 1998 amounted to $836,618 (35.9% of sales) and $1,448,166 (37.8% of sales), respectively. This decrease is also attributable to the increased promotional discounts and other price reductions being offered to customers, offset by an inventory reserve in the amount of $100,000 which was recorded during the nine months ended October 31, 1998.

         Total selling, general and administrative expenses ("SG&A"), decreased from $657,346 for the three months ended October 31, 1998 to $406,563 for the three months ended October 31, 1999, a 38% decrease. This decrease is due mainly to the Company's cost-cutting program focused on reducing corporate overhead and the disposition of the Simply Cigars' kiosk operations which resulted in a decrease in rent expense of approximately $81,000 and a decrease in salaries and wages of approximately $77,000. Total selling, general and administrative expenses decreased from $2,702,538 for the nine months ended October 31, 1998 to $1,346,041 for the nine months ended October 31, 1999, a 50% decrease. This decrease is also due mainly to the Company's cost-cutting program focused on reducing corporate overhead and the disposition of the Simply Cigars' kiosk operations which resulted in a decrease in rent expense of approximately $406,000 and a decrease in salaries and wages of approximately $382,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  At October 31, 1999, the Company had working capital of $180,210; however, the Company has experienced recurring losses from operations and generated negative cash flows from operations of $70,582 during the nine months ended October 31, 1999. In addition, as further discussed in Part II,
Item 1 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Part II, Item 5 "Other Information", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2001.

         Net cash used in operating activities decreased 91% in the nine months ended October 31, 1999 to $70,582 from $818,432 for the nine months ended October 31, 1998. This decrease is due primarily due to the decrease in the net loss ($462,114 for the nine months ended October 31, 1999 versus $1,554,410 for the nine months ended October 31, 1998) and the decrease in cash used to reduce accounts payable ($33,941 for the nine months ended October 31, 1999 versus $499,302 for the nine months ended October

31, 1998) offset by a decrease in the reduction of merchandise inventories (cash provided by operating activities of $375,227 during the nine months ended October 31,1999 versus $814,486 during the nine months ended October 31, 1998).

         Net cash provided by investing activities amounted to $38,851 for the nine months ended October 31, 1998, which related to the sale of the Company's three Michigan-based Simply Cigars kiosks.

         Net cash provided by financing activities decreased 100% in the nine months ended October 31, 1999 to $0 from $130,750 for the nine months ended October 31, 1998. During the nine months ended October 31, 1998, 261,500 Class A warrants were exercised at a price of $.50, whereas during the nine months ended October 31, 1999 no shares of common stock were issued.

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

         On November 15, 1999, Joel A. Wolk and Gail D. Wolk resigned from their positions as the Company's Chief Operating Officer and Director of Operations - Tobacconist Division, respectively, pursuant to a termination agreement with the Company. Under the termination agreement, (i) the employment agreements between the Company and Mr. and Mrs. Wolk, providing for annual salaries of $125,000 and $75,000, respectively, through January 30, 2001, were terminated; (ii) the Company agreed to pay Mr. and Mrs. Wolk's salaries through December 31, 1999; and (iii) Mr. and Mrs. Wolk agreed to a non-competition covenant through December 31, 2000, covering a five mile radius from each store. In the short term, the Company intends to utilize existing personnel to perform the functions formerly performed by Mr. and Mrs. Wolk; however, the Company may bring in new personnel and/or make further changes in existing personnel.

         On November 17, 1999, Eugene R. Terry resigned as the Company's Chief Executive Officer and that position was assumed by Karl E. Duell, the Company's Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS
                  27. Financial Data Schedule for the quarterly period ended
                      October 31, 1999.

         B)       REPORTS ON FORM 8-K
                  During the quarter ended October 31, 1999, a Form 8-K report was filed by the Company with the Securities and Exchange Commission on September 13, 1999 reporting the resignation of the Company's independent accountants.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WINDSOR CAPITAL CORP.
                                                    (Registrant)

Date: December 13, 1999                 BY: /s/ KARL E. DUELL
                                            ------------------------------
                                                Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION
-------               -------------------
  27.                 Financial Data Schedule for the quarterly period ended
                      October 31, 1999.