Form 10KSB40
period 2000-01-31
WINDSOR CAPITAL CORP
filed 2000-05-01
CIK 846377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB

                                   (Mark One)
              [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                             ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-26828

                              WINDSOR CAPITAL CORP.
                              ---------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                           58-1921737
 -------------------------------------------------------    ---------------
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

        7200 W. CAMINO REAL, SUITE 302, BOCA RATON, FLORIDA     33433
        ----------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (561) 417-8364
                -------------------------------------------------

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE
         -------------------                             ON WHICH REGISTERED
                                                         -------------------
                  NONE                                            NONE

   SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: NONE (TITLE OF CLASS)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year are $3,316,191.

         The aggregate market value of the common stock held by non-affiliates of the registrant, computed using a value of $.16 per share, the closing price of the Common Stock on April 28, 2000, was $1,259,528 on that date.

          The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of April 28, 2000 is 9,999,053.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

          The Company is a mall-based specialty retailer which operates five in-line stores in South Florida malls under the name "Smoker's Gallery." Until April 27, 2000, the Company operated six such stores. The sixth store was closed on that date as a result of the termination of its lease. These stores carry a wide range of tobacco products and accessories, including cigars, pipes and pipe tobacco, as well as upscale non-tobacco- related gift items ("gentlemen's accessories").

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

THE CIGAR MARKET

         Until 1993, the cigar industry experienced a long continuing decline in cigar consumption. This trend reversed with unit sales beginning to grow significantly in 1994, although the rate of growth began to decline in 1996. The cigar industry has experienced a significant downturn in profitability since late 1997 as the rate of sales growth declined and then, in 1999, unit sales began to decline. Major publicly-traded cigar companies have experienced significant decreases in market value in the last two years. In addition, this downturn has caused a shake-out in the industry under which many smaller manufacturers, as well as many cigar shops and cigar bars, have disappeared.

         The Company's Smoker's Gallery stores have been materially adversely affected by the downturn in the cigar industry. Same store sales declined during fiscal 2000 by approximately 21%. These and other factors have resulted in the Board of Directors taking a careful look at the Company's operations and future plans.

SMOKER'S GALLERY

         The Smoker's Gallery chain, which merged into the Company in January 1998, was founded in 1981 and now consists of five in-line stores averaging approximately 1,000 square feet each. The sixth store was closed on April 27, 2000, upon expiration of its lease. The Smoker's Gallery stores are "tobacconist" stores, offering a full line of tobacco and tobacco-related products, including premium and non-premium cigars, pipes, pipe tobacco, cigarettes and related accessories. The stores also carry gentlemen's accessories.

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

           As of April 28, 2000, the Smoker's Gallery outlets are as follows:

MARKET             MALL NAME                RATING             DEVELOPER                 DATE OPEN
------             ---------                ------             ---------                 ---------

South Florida      Boynton Beach             A                 DeBartolo                 11/85
South Florida      Galleria                  A                 Keystone                  11/81
South Florida      Palm Beach Gardens        AA                Forbes Cohen              11/92
South Florida      Sawgrass Mills            AA                Western Dev.              10/90
South Florida      The Falls                 A                 Taubman                   12/96

On April 27, 2000, the Company closed its store at the Boca Town Center Mall, a AA mall. That store had been open since December 1996.

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

PRODUCTS

           The Company sells a wide range of tobacco products and tobacco-related accessories, as well as a select line of non-tobacco-related gentlemen's accessories; however, the Company's principal product is premium cigars, which represented a majority of sales at the Smoker's Gallery stores during the fiscal year ended January 31, 2000.

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

           The Company has established relationships with wholesalers and manufacturers of name-brand premium cigars such as Macanudo, Punch, H. Upmann, Montecristo, Partagas and many others. The Company carries most of these brands at its stores. The stores also sell non-premium cigars.

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

      GENTLEMEN'S ACCESSORIES

           In order to increase its overall sales and to diversify its product line so as to guard against possible softness and/or declines in demand for premium cigars and other tobacco-related products, the Company has introduced a selection of "gentlemen's accessories" in its stores. These products consist of high quality yet practical items, well suited for gifts and designed for the young to middle-age upscale adult male consumer, including writing instruments, shaving apparatus, leather goods and porcelain and bronze figurines.

          The following table summarizes the Company's Smoker's Gallery stores sales by product during the fiscal year ended January 31, 2000:

         PRODUCT                                    PERCENT
         -------                                    OF SALES
                                                    --------
CIGARS                                               53%

CIGAR ACCESSORIES                                    18%

PIPE TOBACCO                                          2%

PIPES/PIPE ACCESSORIES                                3%

OTHER TOBACCO PRODUCTS                               17%

GENTLEMEN'S ACCESSORIES                               7%
                                                    ----

                                                    100%

SEASONALITY

         The Company's business is highly seasonal, with sales peaking in the November-December holiday season, when historically approximately 17% of annual sales have been generated. Thus, the success of the holiday season will be a major determinant of the Company's profitability each year.

EXPANSION AND ACQUISITIONS

         In May 1998, the Company determined that, due to adverse market conditions in the retail tobacconist industry, in particular those relating to premium cigars, its previously considered expansion plan was no longer feasible. The Company proceeded to close or sell the unprofitable Simply Cigars kiosk operations and is presently pursuing either the sale or prompt closure of any unprofitable Smoker's Gallery retail outlets.

         In order to diversify away from the tobacco industry, the Company is also pursuing possible acquisitions of non-tobacco companies. There can be no assurance that any potential acquisitions will be consummated or that, if consummated, any such acquisitions will prove to be beneficial to the Company.

COMPETITION

          The tobacco industry in general, including the cigar industry, is dominated by a small number of companies which are well known to the public; however, the retail tobacconist marketplace is fragmented. The industry remains firmly dominated by independent retailers, who accounted for a significant majority of all tobacco shops. The remaining stores are split almost equally between franchises and multi-store "chains," the largest of which is "The Tinder Box." In addition, the Company faces substantial competition from non-traditional outlets for premium cigars, including bars, restaurants, gift shops, drug stores and other retail stores.

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

EMPLOYEES

         At April 28, 2000, the Company had 21 employees. The Company is not and never has been a party to a collective bargaining agreement. The Company believes its relationship with its employees is good.

TRADEMARKS

         The Company had previously filed federal trademark registration applications with the U.S. Patent and Trademark Office covering the "Simply Cigars" name and logo. In connection with the Company's decision to terminate its Simply Cigars' operations, the Company abandoned these applications. In connection with the August 1998 sale of its three Michigan-based Simply Cigars kiosks, the Company granted to the purchaser a non-transferable limited right and revocable permission for the grant of and right to use only in the State of Michigan, the "Simply Cigars" trade name.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report, including the exhibits hereto, contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Company's business plan, which is based upon the Company's interpretation and analysis of cigar industry trends and management's ability to successfully market and sell its products to retail consumers. This plan assumes, among other things, that (i) the Company will be able to enhance the profitability of the Smoker's Gallery stores or, alternatively, promptly close or sell unprofitable outlets and otherwise reduce its costs, (ii) the Company will continue its cost-cutting program focused on reducing corporate overhead, and (iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, changes in public perceptions of the risks and benefits of tobacco use, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

         All of the Company's five Smoker's Gallery stores are leased with lease terms expiring between October 2000 and 2007. The rental payments for most facilities are based on a minimum rental plus a percentage of gross sales in excess of a stipulated amount. The Company is also generally obligated for the facilities' operating costs including property taxes, insurance and maintenance. Minimum monthly lease payments for the Company's stores range from approximately $2,300 to $4,300. The Company's headquarters, located in Boca Raton, Florida, occupies 1,000 square feet of leased space. The Company rents its headquarters facility under a lease expiring in November 2000 at a rate of approximately $1,900 per month.

ITEM 3.  LEGAL PROCEEDINGS

         A. WINDSOR CAPITAL CORP. V. TROPICAL REPUBLIC, INC. AND JAMES JOINER

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

         Tropical and Joiner have answered the Complaint and denied liability based on alleged misrepresentations by the Company concerning Simply Cigars' business. In addition, the defendants have filed a counterclaim for rescission of the Agreements and unspecified damages. The Company believes that its claims are meritorious and the defendants' defenses and counterclaims are without merit; however, there can be no assurance that the Company will prevail in this litigation or that, if it obtains a judgment, it will be able to collect the judgment.

         As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed but failed to pay. The final kiosk, which was not subject to an ongoing lease, was sold for $5,000. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximated $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. In November 1998, the Maryland landlord threatened legal action against the Company; however, the Company is unaware of the commencement of any such action and there has been no further legal pressure by the landlord. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

         B. J.C. PENDERGAST, INC. V. WINDSOR CAPITAL CORP.

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. In April 2000, the case was settled based on the Company's agreement to pay a total of $38,000 to Pendergast, with the first payment due on or before April 28, 2000, in the amount of $9,500 and subsequent payments of $9,500 each due on June 1, July 1 and August 1, 2000. Under the settlement agreement, in the event that the Company fails to make a payment within 30 days of the due date, then Pendergast may, by submitting an affidavit of default to the court, obtain a judgment against the Company in the amount of $150,000. The Company has made the first payment due April 28, 2000.

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

         The following table sets forth the range of high and low bid quotations for the common stock for fiscal years 1999 and 2000 and the first quarter of fiscal year 2001. These quotations were obtained from the NASD and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR                                 HIGH              LOW
-----------------------------------------------------------------
1999

         FIRST QUARTER
         (Through April 30, 1998)           $ 1.875           $ .50

         SECOND QUARTER
         (Through July 31, 1998)            $  .625           $ .25

         THIRD QUARTER
         (Through October 31, 1998)         $  .3125          $ .0625

         FOURTH QUARTER                     $  .625           $ .0625
         (through January 31, 1999)

2001

          FIRST QUARTER                     $  .75            $ .125
         (through April 30, 1999)

          SECOND QUARTER                    $  .125           $ .09375
         (through July 31, 1999)

         THIRD QUARTER                      $  .10            $ .03125
         (through October 31, 1999)

         FOURTH QUARTER                     $  .08            $ .03125
         (through January 31, 2000)

2001

         FIRST QUARTER                      $  .03125         $ .03125
         (through April 28, 2000)

         The Company had 110 shareholders of record as of April 28, 2000; however, based on information provided by the Company's transfer agent, the Company believes that the number of beneficial owners of the common stock is greater.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table reflects the contributions of Simply Cigars and Smoker's Gallery stores to the Company's sales and net loss during the fiscal years ended January 31, 2000 ("Fiscal 2000") and January 31, 1999 ("Fiscal 1999").

                                       FISCAL 2000                                           FISCAL 1999
                                       -----------                                           -----------

                                    SIMPLY                     SMOKER'S              SIMPLY                   SMOKER'S
                                    CIGARS                     GALLERY               CIGARS                   GALLERY
                                    ------                     -------               ------                   -------
Sales                               $      -                    $3,316,191           $ 1,037,175               $4,206,907

Net Income (Loss)                   $(81,061)                   $ (594,057           $(1,945,213)              $ (142,424)

         The Company's statement of operations for Fiscal 1999 reflects only eight months of Simply Cigars' operations, from February 1, 1998, through September 30, 1998. In early June 1998, the Company closed two kiosks and in August 1998, the Company sold three other kiosks. In September 1998, the Company closed its remaining nine kiosks.

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                                                                        YEAR ENDED JANUARY 31,
                                                                                     2000                  1999
                                                                                     ----

Revenues                                                                           100.0%                100.0%
Cost of revenues                                                                    64.1%                 67.1%
                                                                   --------------------------------------------
Gross profit                                                                        35.9%                 32.9%
Selling, general and administrative expenses                                        56.2%                 61.8%
Loss on disposition of kiosks                                                        2.2%                 12.3%
                                                                   --------------------------------------------
Operating loss                                                                    (22.5)%               (41.2)%
Other income                                                                         2.1%                  1.4%
Loss before provision for taxes                                                   (20.4)%               (39.8)%
Provision for taxes                                                                  0.0%                  0.0%
                                                                   --------------------------------------------
Net loss                                                                          (20.4)%               (39.8)%
                                                                   ============================================

         Revenues for Fiscal 2000 decreased 37% to $3,316,191 from $5,244,082 in Fiscal 1999. The decrease in revenues was due to the decrease in Simply Cigars revenues of $1,037,075 ($0 for Fiscal 2000, versus $1,037,175 for Fiscal 1999) along with a decrease in Smoker's Gallery revenues of $890,716 ($3,316,191 for fiscal 2000 versus $4,206,907 for fiscal 1999).

         Gross profit was $1,190,802, or 35.9% of revenues in Fiscal 2000, compared with $1,724,075, or 32.9% in Fiscal 1999. The increase in gross profit as a percentage of sales was primarily due to the Company's disposition of the Simply Cigars kiosk operations, which produced a gross margin during Fiscal 1999 of 30.9%.

         Selling, general and administrative expenses decreased 44% in Fiscal 2000 to $1,749,202 from $3,100,341 in Fiscal 1999. The decrease in selling, general and administrative expenses was due to the decrease in Simply Cigars selling, general and administrative expenses of $1,471,073 ($81,061 for Fiscal 2000 versus $1,552,134 for Fiscal 1999), offset by an increase in Smoker's Gallery selling, general and administrative expenses of $307,078 ($1,855,285 for Fiscal 2000 versus $1,548,207 for Fiscal 1999).

         In connection with the Company's sale/closure of the Simply Cigars kiosk operations, the Company recorded losses on dispositions of kiosks of $71,200 and $646,822 in Fiscal 2000 and 1999, respectively, which related primarily to losses or write-offs with respect to the Simply Cigars' property, equipment and inventory.

         The Company's net loss of $675,118 for Fiscal 2000 reflects the Simply Cigars loss of $81,061 plus the Smoker's Gallery loss of $594,057.

         The Company's net loss of $2,087,637 for Fiscal 1999 reflects the Simply Cigars loss of $1,945,213 plus the Smoker's Gallery loss of $142,424.

         The Company's Smokers Gallery same store sales declined by 21% during fiscal 2000 when compared to the fiscal 1999 level. During the November-December 1999 holiday season, the Smoker's Gallery same store sales decreased 28% from the level for the 1998 holiday season. Since January 2000, the Company has continued to experience a decline in same store sales. During the two months ended March 31,

2000, the Smoker's Gallery sales were down 27% from the same period in 1999. The Company believes that this decline in sales is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The Company believes that this general decline is due primarily to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the demand for premium cigars. The Company has been materially adversely affected by the decline in its same store sales.

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

LIQUIDITY AND CAPITAL RESOURCES

           At January 31, 2000, the Company had working capital of $100,350; however, the Company has experienced recurring losses from operations and generated negative cash flows from operations of $51,241 during Fiscal 2000. In addition, as further discussed in Part I, Item 3 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Part I, Item 3 "Legal Proceedings", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2001.

         Net cash used in operating activities decreased 93% in Fiscal 2000 to $51,241 from $784,056 in Fiscal 1999, primarily due to the decrease in the net loss ($675,118 for Fiscal 2000 versus $2,087,637 for Fiscal 1999) and the decrease in cash used to reduce accounts payable ($109,691 for Fiscal 2000 versus $583,220 for Fiscal 1999) offset by (i) a decrease in non-cash losses, i.e. depreciation, amortization and loss on disposition of kiosks, ($187,144 for Fiscal 2000 versus $785,738 for Fiscal 1999), and (ii) a reduction in merchandise inventories ($558,053 for Fiscal 2000 versus $1,143,284 for Fiscal
1999).

          Net cash provided by investing activities amounted to $36,097 in Fiscal 1999. Such amount resulted from the proceeds received from the sale of the three Michigan-based Simply Cigar kiosks ($38,851) offset by capital expenditures of $2,754.

         Net cash provided by financing activities amounted to $130,750 in Fiscal 1999. Such amount resulted from the exercise in Fiscal 1999 of 261,500 Class A warrants at a price of $.50.

IMPACT OF THE YEAR 2000

         The Company used commercial software that was upgradeable to a commercially available version that was Year 2000 compliant. The total costs associated with required modifications to become Year 2000 compliant were not material to the Company's financial position, results of operations or cash flows.

         The Company relies on third parties, particularly on third party suppliers for its inventory. The Company has not experienced, nor does it anticipate failure of third party suppliers to deliver inventory to the Company's stores could adversely affect store sales.

         The failure to correct a yet unknown material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition. The Company will continue to monitor its mission-critical computer applications and those of its third party suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.   FINANCIAL STATEMENTS

    The Company's Financial Statements are included herein beginning on Page
F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The directors and executive officers of the Company are as follows:

NAME                         AGE          POSITION(S)
----                         ---          -----------

Eugene R. Terry               61          Director

Alan Cornell                  54          Chairman, Chief Executive Officer, Secretary, Treasurer

Neil Litten                   61          Director

EUGENE TERRY

         Mr. Terry became a Director of the Company in October 1997 and served as Chief Executive Officer June 1998 until November 1999. He is a pharmacist and the founder and Chairman of Bloodline, Inc., a New Jersey-based company engaged in the blood services business, which he founded in 1980. In 1971, Mr. Terry founded Home Nutritional Support, Inc. ("HNSI"), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. From 1962 to 1985, Mr. Terry was a principal of Terry Drug Company, an upscale retail drugstore chain in Northern New Jersey. From 1970 to 1978, Mr. Terry was President of Pharmaceutical Specialties, a Christmas mail order catalog company serving pharmacies nationwide. Mr. Terry has been a director of ProxyMed, Inc. (Nasdaq: PILL), a healthcare information technology company based in Ft. Lauderdale, Florida ("ProxyMed"), since August 1995. Currently, Mr. Terry is also a principal in T/C Solutions, a management consulting venture capital company.

ALAN CORNELL

         Mr. Cornell became a Director of the Company in January 1999 and Chief Executive Officer in February 2000. He began his career in 1972 at Loew-Cornell, Inc., a family art and craft business, based in Teaneck, New Jersey. He has been a principal of Loew-Cornell, Inc., since 1972, and currently serves as President. Mr. Cornell also currently serves as President of Jane Cornell, Inc., an importer of cosmetic items, based in Teaneck, New Jersey. Mr. Cornell also served on the Board of Directors of the Hobby Industry

Association of America from 1991 to 1992. Mr. Cornell is a graduate of the New York University School of Commerce.

NEIL LITTEN, D.O.

         Dr. Litten became a Director of the Company in January 1999. Dr. Litten is Board Certified in Family Medicine and has been practicing in New Jersey for the past 33 years. In addition to his family practice, in 1984, Dr. Litten developed a successful rehabilitation center, which continues to thrive today. In 1989, Dr. Litten also developed an MRI Center and incorporated 25 other physicians into the group. In addition, Dr. Litten has also been involved in nursing centers and real estate development over the last 20 years.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid since commencement of the Company's operations to the Company's current and former Chief Executive Officer and the only other executive officer of the Company with annual compensation over $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                            Long Term Compensation
                                     ---------------------------------------        ------------------------------


Name and                                                       Other Annual
Principal Position          Year        Salary      Bonus      Compensation            Securities Underlying Options
------------------          ----        ------      -----      ------------            -----------------------------
Eugene R. Terry             2000         $   28,846     -             -                              -
Chief Executive Officer     1999         $   39,462     -             -                           300,000
                            1998         $        -     -             -                              -

Gary N. Mansfield           2000         $        -     -             -                              -
Chief Executive Officer     1999         $        -     -             -                           200,000
                            1998         $   19,231     -             -                              -

Joel A. Wolk                2000         $  115,385
Chief Operating Officer     1999         $  123,077     -             -                              -
                            1998         $        -     -      $565,000 (1)                       100,000

Karl E. Duell               2000         $20,769(2)     -             -                              -
Chief Executive Officer     1999         $        -     -             -                              -
                            1998         $        -     -             -                              -

(1) Subchapter S shareholder distribution from Boynton.
(2) Mr. Duell served as chief executive officer of the Company from November 17, 1999, until February 22, 2000. He served as chief financial officer of the Company from January 1, 1998, until February 22, 2000. The compensation reflected here is for the period when he served as chief executive officer.

         The Company has not paid any directors' fees and does not intend to pay any directors' fees through the end of the fiscal year ended January 31, 2001.

           The following table provides information on stock option grants during Fiscal 2000 to each of the named executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              (INDIVIDUAL GRANTS)

                          Number of                % of Total
                          Shares                   Options/SARS
                          Underlying               Granted to                 Exercise or
                          Options/SARS             Employees                  Base Price           Expiration
Name                      Granted  (#)             in Fy                      ($/Sh)               Date
----                      ------------             -----

None                      N/A                      N/A                        N/A                  N/A

          The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                   AND FY-END OPTION/SAR VALUES

                                                Number of        Number of        Value of          Value of
                                                Securities       Securities       Unexercised       Unexercised
                     Shares        Value        Underlying       Underlying       In-the-Money      In-the-Money
                     Acquired on   Realized     Options/SARs     Options/SARs     Options/SARs      Options/SARs
Name                 Exercise (#)      ($)      at FY-End (#)    at FY-End (#)    at FY-End (#)     at FY-End (#)

                                                  Exercisable     Unexercisable     Exercisable     Unexercisable

Eugene R. Terry           -             -           200,000          100,000          $ 12,500            $ -

Gary N. Mansfield         -             -           200,000             -                -                  -

Joel A. Wolk              -             -           100,000             -                -                  -

Karl E. Duell             -             -            60,000           55,000          $ 4,875               -

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of April 28, 2000, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director, (iii) each executive officer named in the Executive Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                             SHARES OF THE COMPANY'S
                         COMMON STOCK BENEFICIALLY OWNED

NAME AND ADDRESS
OF BENEFICIAL OWNER(1)                 NUMBER                        PERCENT
----------------------                 ------                        -------
Harold S. Blue                         828,667(2)                       8.2%

Eugene R. Terry                        325,000(3)                       3.2%

Joel A. Wolk                         2,046,553(4)                      20.3%

Alan Cornell                            58,333(5)                         *

Neil Litten                             88,333(6)                         *

Gary N. Mansfield                      902,000(7)                       8.9%

Michael Falk
830 Third Avenue
New York, NY 10017                     776,250(8)                       7.7%

J.F. Shea Co.
655 Brea Canyon Road
Walnut, CA 71789                       750,000                          7.0%

Directors and executive officers
  as a group                           471,666(9)                       4.6%
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

(3) Includes 225,000 shares issuable upon the exercise of currently exercisable options and warrants.

(4) Includes 100,000 shares issuable upon the exercise of currently exercisable options.

(5) Includes 33,333 shares issuable upon the exercise of currently exercisable options.

(6) Includes 38,333 shares issuable upon the exercise of currently exercisable options and warrants.

(7) Includes 100,000 shares issuable upon the exercise of currently exercisable options.

(8) Includes 26,250 shares issuable upon the exercise of currently exercisable warrants.

(9) Includes 296,666 shares issuable upon the exercise of currently exercisable options and warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 15, 1999, Joel A. Wolk and Gail D. Wolk resigned from their positions as the Company's Chief Operating Officer and Director of Operations - Tobacconist Division, respectively, pursuant to a termination agreement with the Company. Under the termination agreement, (i) the employment agreements between the Company and Mr. and Mrs. Wolk, providing for annual salaries of $125,000 and $75,000 respectively, through January 30, 2001, were terminated; (ii) the Company agreed to pay Mr. and Mrs. Wolk's salaries through December 31, 1999; and (iii) Mr. and Mrs. Wolk agreed to a non-competition covenant through December 31, 2000, covering a five mile radius from each store. In the short term, the Company intends to utilize existing personnel to perform the functions formerly performed by Mr. and Mrs. Wolk; however, the Company may bring in new personnel and/or make further changes in existing personnel.

ITEM 13.   EXHIBIT LIST AND REPORTS ON FORM 8-K

(A)      Exhibits

EXHIBIT
  NO.                 DESCRIPTION
  ---
3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-KSB for the transition period from October 1, 1997, to January 31, 1998).

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

10.2 Agreement and Plan of Merger between the Company and Boynton Tobacconists, Inc., dated January 29, 1998 (incorporated by reference to Exhibit 2.1 of th Company's Form 8-K, reporting an event dated January 30, 1998).

10.3 Operating Agreement among the Company, Tropical Republic Inc., and James Joiner dated September 16, 1998 (incorporated by reference to
         Exhibit 10.6 of the Company's Form 10-KSB for the fiscal year ended January 31, 1999).

10.4 Asset Purchase Agreement among the Company, Tropical Republic, Inc., and James Joiner dated September 16, 1998 (incorporated by reference to
         Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended January 31, 1999).

10.5 Termination Agreement dated November 14, 1999, among the Company, Joel A. Wolk and Gail Wolk.

27       Financial Data Schedule

----------

(B)      Reports on Form 8-K

During the quarter ended October 31, 1999, a Form 8-K report was filed by the Company with the Securities and Exchange Commission on September 13, 1999 reporting the resignation of the Company's independent accountants. On January 6, 2000, a Form 8-K report was filed by the Company with the Securities and Exchange Commission reporting the engagement of the Company's new independent accountants.

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

Dated: April 30, 2000

                              WINDSOR CAPITAL CORP.


                              BY: /S/ ALAN CORNELL
                                 ----------------------------------
                                  Alan Cornell
                                  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                   TITLE                                       DATE
----------                                  -----                                       ----

/S/   ALAN CORNELL                      Chief Executive Officer (principal executive,   April 30, 2000
---------------------------------       financial and accounting officer) and Director
Alan Cornell


/S/ EUGENE TERRY                        Director                                        April 30, 2000
---------------------------------
Eugene Terry


/S/ NEIL LITTEN                         Director                                        April 30, 2000
---------------------------------
Neil Litten

C O N T E N T S

                                                                        Page
----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS

         Balance Sheet                                                   F-4

         Statements of Operations                                        F-5

         Statements of Changes in Stockholders' Equity                   F-6

         Statements of Cash Flows                                        F-7

         Notes to Financial Statements                               F-8 - F-17

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------


To the Board of Directors and Shareholders
Windsor Capital Corp.
Boca Raton, Florida

We have audited the accompanying balance sheet of Windsor Capital Corp. as of January 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Capital Corp. at January 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and generated negative cash flows from operations during the years ended January 31, 2000 and 1999. In addition, as discussed in Note 6, the Company is subject to certain contingencies, which if not favorably resolved, could have a significant negative impact on its future cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          KAUFMAN, ROSSIN & CO.
Miami, Florida
March 27, 2000, except as to Note 6,
which is dated April 24, 2000

                REPORT OF DEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and
Shareholders of Windsor Capital Corp.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Windsor Capital Corp. (the "Company") at January 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and generated negative cash flows from operations of $784,056 during the year ended January 3l, 1999. In addition, as discussed in Note 6, the Company is subject to certain contingencies, which if not favorably resolved, could have a significant negative impact on its future cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


/s/ PRICEWATERHOUSECOOPERS L.L.P.

PRICEWATERHOUSECOOPERS L.L.P.
April 13, 1999
Miami, Florida

WINDSOR CAPITAL CORP.

-------------------------------------------------------------------------------
BALANCE SHEET
JANUARY 31, 2000
===============================================================================

ASSETS
===============================================================================

CURRENT ASSETS
     Cash and cash equivalents                                  $       51,629
     Receivables                                                        28,458
     Merchandise inventories                                           473,453
     Prepaid expenses and other current assets                             703
-------------------------------------------------------------------------------
         Total current assets                                          554,243

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $401,647 (Note 4)                                 118,724

DEPOSITS                                                                17,870
-------------------------------------------------------------------------------

     TOTAL ASSETS                                               $      690,837
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
===============================================================================

CURRENT LIABILITIES
     Accounts payable                                           $      316,425
     Accrued salaries and employee benefits                             15,647
     Other accrued expenses (Note 6)                                   121,821
-------------------------------------------------------------------------------
         Total current liabilities                                     453,893
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value; 10,000,000 shares
         authorized; no shares issued or outstanding                         -
     Common stock, $0.001 par value; 25,000,000 shares
         authorized; 9,999,053 shares issued and outstanding             9,999
     Additional paid in capital                                      3,788,421
     Stock subscription receivable                                      (1,400)
     Accumulated deficit                                            (3,560,076)
-------------------------------------------------------------------------------
         Total stockholders' equity                                    236,944
-------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      690,837
===============================================================================

                            See accompanying notes.

WINDSOR CAPITAL CORP.
STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2000 AND 1999
===============================================================================
                                                      2000        1999
================================================================================

REVENUES                                           $3,316,191  $5,244,082

COST OF REVENUES                                    2,125,389   3,520,007
-------------------------------------------------------------------------------

GROSS PROFIT                                        1,190,802   1,724,075
-------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling, general and administrative expenses   1,749,202   3,100,341
     Loss on disposition of kiosks                     71,200     646,822
     Depreciation and amortization                    115,944     138,916
-------------------------------------------------------------------------------
         Total operating expenses                   1,936,346   3,886,079
-------------------------------------------------------------------------------

OPERATING LOSS                                       (745,544) (2,162,004)
-------------------------------------------------------------------------------

OTHER INCOME
     Lottery income                                    70,426      68,509
     Interest                                              --       5,858
-------------------------------------------------------------------------------
         Total other income                            70,426      74,367
-------------------------------------------------------------------------------

NET LOSS                                          $(675,118)  $(2,087,637)
===============================================================================

Loss per common share, basic and diluted          $    (.07)  $      (.21)
===============================================================================

Weighted average common shares outstanding          9,999,053   9,951,995
===============================================================================

                            See accompanying notes.

WINDSOR CAPITAL CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2000 AND 1999

========================================================================================================================
                                                                           Additional
                                  Preferred      Common    Subscription     Paid-in       Accumulated
                                    Stock        Stock      Receivable      Capital         Deficit          Total
========================================================================================================================
Balance at January 31, 1998        $     -    $   9,561     $   (1,400)   $ 3,658,109    $   (797,321)   $  2,868,949

Issuance of common stock                 -          438              -        130,312               -         130,750

Net loss                                 -            -              -              -      (2,087,637)     (2,087,637)
------------------------------------------------------------------------------------------------------------------------

Balance at January 31, 1999              -        9,999         (1,400)     3,788,421      (2,884,958)        912,062

Net loss                                 -            -              -              -        (675,118)       (675,118)
------------------------------------------------------------------------------------------------------------------------

Balance at January 31, 2000        $     -    $   9,999     $   (1,400)   $ 3,788,421    $ (3,560,076)   $    236,944
========================================================================================================================

                            See accompanying notes.

WINDSOR CAPITAL CORP.
STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2000 AND 1999

=============================================================================================================
                                                                         2000                    1999
=============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $ (675,118)            $ (2,087,637)
-------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                  115,944                  138,916
         Loss on disposition of kiosks                                   71,200                  646,822
         Changes in operating assets and liabilities:
              Accounts receivable                                        20,460                  (45,646)
              Merchandise inventories                                   558,053                1,143,284
              Prepaid expenses and other current assets                   2,797                   36,705
              Deposits and other assets                                  (2,036)                  14,014
              Accounts payable                                         (109,691)                (583,220)
              Accrued salaries and employee benefits                     (3,583)                  (2,214)
              Other accrued expenses                                    (29,267)                 (45,080)
-------------------------------------------------------------------------------------------------------------
                  Total adjustments                                     623,877                1,303,581
-------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities             (51,241)                (784,056)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     -                   (2,754)
     Proceeds from sale of property and equipment                             -                   38,851
-------------------------------------------------------------------------------------------------------------
                      Net cash provided by investing activities               -                   36,097
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock, net                          -                  130,750
-------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities               -                  130,750
-------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (51,241)                (617,209)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          102,870                  720,079
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   51,629             $    102,870
=============================================================================================================
Supplemental cash flow information:
-------------------------------------------------------------------------------------------------------------
     Property acquired through incurring other accrued expenses      $        -             $     68,000
=============================================================================================================

                            See accompanying notes.

WINDSOR CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTE 1.           ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  BUSINESS DESCRIPTION AND ACTIVITY

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

                  USE OF ESTIMATES

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

                  MERCHANDISE INVENTORIES

                  Inventory is stated at the lower of cost or market (replacement cost), with cost determined using the average cost method.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

                  ADVERTISING COSTS

                  The Company expenses advertising costs as incurred. Advertising expense was approximately $13,900 and $37,100 for the years ended January 31, 2000 and 1999, respectively.

                  SEGMENT REPORTING

                  During 1998, the Company adopted Financial Accounting Standards Board ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

                  COMPREHENSIVE INCOME

                  The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying values of the Company's cash, receivables and trade accounts payable approximate their fair value.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

                  EARNINGS PER SHARE

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.

                  YEAR 2000 UNCERTAINTIES

                  Although the Company has not identified or incurred any computer system or program problems, there is still a possibility that at some time during the Year 2000 their computer systems and programs, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. This may create system errors and failures resulting in the disruption of normal business operations. Although it is unlikely, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors and customers that at times may not be able to continue business with the Company due to their own Year 2000 problems.

--------------------------------------------------------------------------------
NOTE 3.           GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------

                  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations of $745,544 and $2,162,004 and generated negative cash flows from operations of $51,241 and $784,056 during the years ended January 31, 2000 and 1999, respectively. In addition, as further discussed in Note 6, the Company is subject to certain contingencies, which if not favorably resolved, could have a significant negative impact on its future cash flows. Management is seeking to reduce operating expenses through reductions in corporate overhead and increase sales volume through increased promotional discounts. In addition, management is considering seeking sources of funds through additional capital contributions or through additional financing. Management is also pursuing either the sale of its Smoker's Gallery retail outlets or the prompt closure of any unprofitable Smoker's Gallery retail outlets. Finally, as discussed in Note 6, management has attempted to mitigate the potential financial impact of any contingencies, which may not be favorably resolved.

                  In the absence of achieving profitable operations, obtaining additional debt or equity financing, concluding successful negotiations for the sale or closure of its Smoker's Gallery retail outlets, and favorably resolving the potential contingencies discussed in Note 6, the Company may not have sufficient funds to continue operations in fiscal 2001. The accompanying financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

--------------------------------------------------------------------------------
NOTE 4.           PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

                  Property and equipment consists of the following at January 31, 2000:

                  Leasehold improvements                            $  274,786
                  Equipment and other                                  245,585
                  -------------------------------------------------------------
                                                                       520,371
                  Less accumulated depreciation and amortization      (401,647)
                  -------------------------------------------------------------
                                                                    $  118,724
                  ==============================================================

                  Depreciation of property and equipment for the years ended January 31, 2000 and 1999 amounted to $115,944 and $138,916, respectively.

--------------------------------------------------------------------------------
NOTE 5.           INCOME TAXES
--------------------------------------------------------------------------------

                  Based on the weight of available evidence, the Company has established a full valuation allowance to offset net deferred tax assets of approximately $1,321,000 at January 31, 2000. This net deferred tax asset relates, principally, to the tax effect of net operating loss carryforwards. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. Management does not believe that it is more likely than not that the deferred tax asset will be realized.

                  The net operating loss carryforwards, which amount to approximately $3,569,000 as of January 31, 2000, begin to expire in 2011.

                  The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rates to the net loss are computed as follows:

                  Tax benefit at U.S. statutory rates                $ (214,000)
                  State tax benefit                                     (37,000)
                  Change in valuation allowance                         251,000
                  --------------------------------------------------------------
                  Income tax benefit                                 $        -
                  ==============================================================

--------------------------------------------------------------------------------
NOTE 6.           COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

                  LEASE COMMITMENTS

                  The Company leases retail facilities in regional malls and its corporate headquarters facility under non-cancelable operating leases with remaining terms in excess of one year. All of the leases expire within the next seven years and have various renewal and escalation clauses. The rental payments for most facilities are based on a minimum rental plus a percentage of the gross sales in excess of a stipulated amount. The Company is generally obligated for facilities operating costs including property taxes, insurance and maintenance.

                  Future minimum annual lease payments pursuant to these operating leases existing as of January 31, 2000 are:

                  2001                                          $      253,000
                  2002                                                 173,000
                  2003                                                 137,000
                  2004                                                 140,000
                  2005                                                 140,000
                  Thereafter                                           260,000
                  --------------------------------------------------------------
                                                                $    1,103,000
                  ==============================================================

                  Included in the statements of operations for the years ended January 31, 2000 and 1999 was approximately $292,000 and $600,000, respectively, for minimum lease payments. Additional lease expenses included in the statements of operations for the years ended January 31, 2000 and 1999 were approximately $140,000 and $264,000, respectively. The minimum and additional lease expense related to the above described operating leases are recorded as selling, general and administrative expenses.

                  CONTINGENCIES

                  On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. In April 2000, the Company and Pendergast reached a settlement agreement whereby the Company would pay Pendergast $38,000 over four equal monthly installments of $9,500, with the first payment due on or before April 28, 2000. The full $38,000 is reflected in other accrued expenses. Under the settlement agreement in the event that the Company fails to make a payment within 30 days of the due date, then the Company would be liable to pay Pendergast and additional $150,000.

--------------------------------------------------------------------------------
NOTE 6.           COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

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

                  In its complaint, the Company seeks damages in excess of $165,716 as follows: (i) $120,000 for the balance owed on the purchase price after crediting Tropical's $10,000 deposit;
                  (ii) $45,716 for unpaid operating expenses accrued by Tropical during its operation of the kiosks through October 31, 1998; and (iii) an unspecified amount for potential liability to landlords under lease agreements which extend past October 31, 1998.

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

                  As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed to pay, but failed to do so. The final kiosk, which was not subject to an ongoing lease, was sold. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximates $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. In November 1998, the Maryland landlord threatened legal action against the Company; however, the Company is unaware of the commencement of any such action, and no further communications have been received from the landlord. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

--------------------------------------------------------------------------------
NOTE 6.           COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

                  In February 2000, the Company was informed by the landlord of the Town Center Mall in Boca Raton, Florida, where the highest-volume Smoker's Gallery store is located, that the landlord had elected, pursuant to the terms of the lease, to terminate the lease effective April 30, 2000. During 2000, the Town Center store generated approximately 23% of the total sales of the six-store Smoker's Gallery chain. The Company may be materially adversely affected by the Town Center lease termination.

--------------------------------------------------------------------------------
NOTE 7.           STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

                  During the year ended January 31, 1998, the Company granted options as incentives to certain employees. The following table summarizes information relative to such options:

                                                                                          Weighted Average
                                                                             Shares        Exercise Price
                  ------------------------------------------------------------------------------------------
                  Outstanding at January 31, 1997                                  -             $     -
                  Granted at exercise prices ranging from $.94 to $1.63      315,000                1.16
                  ------------------------------------------------------------------------------------------
                  Outstanding at January 31, 1998                            315,000                1.16
                  Granted in fiscal 1999                                           -                   -
                  ------------------------------------------------------------------------------------------
                  Outstanding at January 31, 1999                            315,000                1.16
                  Granted in fiscal 2000                                           -                   -
                  ------------------------------------------------------------------------------------------
                  Outstanding at January 31, 2000                            315,000             $  1.16
                  ==========================================================================================
                  Exercisable at January 31, 2000                            310,000             $  1.16
                  ==========================================================================================
                  Weighted-average fair value of options granted                                 $   .28
                  ==========================================================================================

--------------------------------------------------------------------------------
NOTE 7.           STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

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

                  The following table summarizes information relative to options granted under the 1998 Plan:

                                                                                                      Weighted Average
                                                                                         Shares        Exercise Price
                  ------------------------------------------------------------------------------------------------------
                  Outstanding at January 31, 1998                                               -             $    -
                  Granted at exercise prices ranging from $.06 to $.10                    613,334                .09
                  ------------------------------------------------------------------------------------------------------
                  Outstanding at January 31, 1999                                         613,334                .09
                  Granted in fiscal 2000                                                        -                  -
                  ------------------------------------------------------------------------------------------------------
                  Outstanding at January 31, 2000                                         613,334             $  .09
                  ======================================================================================================
                  Exercisable at January 31, 2000                                         383,333             $  .09
                  ======================================================================================================
                  Weighted - average fair value of options granted                                            $  .09
                  ======================================================================================================

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company 's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of grants using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.56%; expected volatility of 334%; expected dividend yield of 0%; and expected option life of 4.9 years.

--------------------------------------------------------------------------------
NOTE 7.           STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

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

                  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                        2000             1999
                  ------------------------------------------------------------------------------------
                  Pro forma net loss                                $  (687,422)    $ (2,109,358)
                  ====================================================================================
                  Pro forma loss per share - basic and diluted      $      (.07)    $       (.21)
                  ====================================================================================

                  The weighted-average remaining contractual life of options is
                  3.9 years.

--------------------------------------------------------------------------------
NOTE 8.           SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------

                  In the fourth quarter of fiscal year 2000, the Company wrote-off approximately $71,000 of property and equipment associated with its Simply Cigars kiosk operations (See Note
                  6).

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

10.5 Termination Agreement dated November 14, 1999, among the Company, Joel A. Wolk and Gail Wolk.

27       Financial Data Schedule