Form 10QSB
period 2000-04-30
WINDSOR CAPITAL CORP
filed 2000-06-14
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
                     --------------------------------------
         (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                               58-1921737
             ------------------                      ------------------
      (State or Other Jurisdiction of                   (IRS Employer
       Incorporation or Organization)               Identification Number)

          7200 W. Camino Real, Suite 302
               Boca Raton, Florida                          33433
       ------------------------------------             --------------
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

                               YES [X]   NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 shares of common stock, $.001 par value per share were outstanding as of June 14, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                 April 30, 2000
                                   (Unaudited)

                                     ASSETS
Current assets
     Cash and cash equivalents                                     $     6,624
     Receivables                                                        28,417
     Merchandise inventories                                           366,878
                                                                   -----------
              Total current assets                                     401,919

Property and equipment, net                                             27,560

Other assets:
     Deposits                                                           17,870
                                                                   -----------
                                                                   $   447,349
                                                                   ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $   275,327
     Accrued salaries, bonuses and employee benefits                    24,185
     Other accrued expenses                                             98,100
                                                                   -----------
              Total current liabilities                                397,612
                                                                   -----------
Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                         --
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding               9,999
     Additional paid in capital                                      3,788,421
     Stock subscription receivable                                      (1,400)
     Accumulated deficit                                            (3,747,283)
                                                                   -----------
              Total stockholders' equity                                49,737
                                                                   -----------
                                                                   $   447,349
                                                                   ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                          APRIL 30,
                                                    2000            1999
                                                ---------------------------
Sales                                           $   637,875     $   870,843
Costs of goods sold                                 406,598         557,053
                                                ---------------------------
Gross profit                                        231,277         313,790

Selling, general and administrative expenses        361,904         481,790
Loss on abandonment of stores                        70,994              --
                                                ---------------------------
Operating loss                                     (201,621)       (168,000)

Other income                                         14,414          18,535
                                                ---------------------------
Net loss                                        $  (187,207)    $  (149,465)
                                                ===========================
Loss per common share, basic and diluted        $      (.02)    $      (.01)
                                                ===========================
Weighted average common
  shares  outstanding                             9,999,053       9,999,053
                                                ===========================

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               APRIL 30,
                                                          2000          1999
                                                        -----------------------
Cash flows from operating activities:
  Net loss                                              $(187,207)    $(149,465)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                      20,170        18,000
        Loss on abandonment of stores                      70,994            --
        Change in assets and liabilities:
        Receivables                                            41        30,031
        Merchandise inventories                           106,575       124,826
        Prepaid expenses and other current liabilities        703       (29,046)
        Deposits and other assets                              --        (2,036)
        Accounts payable                                  (41,098)        5,775
        Accrued salaries, bonuses and employee benefits     8,538        10,629
        Other accrued expenses                            (23,721)      (12,400)
                                                        -----------------------
        Net cash used in operating activities             (45,005)       (3,686)

Cash and cash equivalents at beginning of period           51,629       102,870
                                                        -----------------------
Cash and cash equivalents at end of period              $   6,624     $  99,184
                                                        =======================

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         The Company is a mall-based specialty retailer which operates four in-line stores in South Florida malls under the name "Smoker's Gallery." These stores carry a wide range of tobacco products and accessories, including cigars, pipes and pipe tobacco, as well as upscale non-tobacco-related gift items ("gentlemen's accessories"). Until April 27, 2000, the Company operated six such stores. On April 27, 2000, one store was closed as a result of the termination of its lease. In addition, due to adverse business conditions, the Company ceased operations at another unprofitable store on May 28, 2000, and abandoned its property and equipment at that location to the landlord.

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

         The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       GOING CONCERN CONSIDERATION

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations and generated negative cash flows from operations of $45,005 during the quarter ended April 30, 2000. In addition, as further discussed in Note 4, the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company continues to seek to reduce operating expenses through reductions in corporate overhead and increase sales volume through promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its remaining Smoker's Gallery retail stores or the prompt closure of any remaining unprofitable Smoker's Gallery retail stores. Finally, as also discussed in Note 4, the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its remaining Smoker's Gallery retail stores, the Company may not have sufficient funds to continue operations in Fiscal 2001.

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

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. In April 2000, the case was settled based on the Company's agreement to pay a total of $38,000 to Pendergast, with the first payment due on or before April 28, 2000, in the amount of $9,500 and subsequent payments of $9,500 each due on June 1, July 1 and August 1, 2000. Under the settlement agreement, in the event that the Company fails to make a payment within 30 days of the due date, then Pendergast may, by submitting an affidavit of default to the court, obtain a judgment against the Company in the amount of $150,000. The Company has made the first payment due April 28, 2000 and the second payment due June 1, 2000.

         On May 10, 2000, the Florida Department of Revenue ("FDR") concluded a sales tax audit of the Smoker's Gallery Sawgrass Mall store for the period September 1, 1994 to August 31, 1999. The FDR asserted that, as a result of the audit, the Company owes approximately $31,300 in back taxes, interest and penalties. The Company believes that most, if not all, of the FDR assessment is improper because it is principally based on out-of-state and gift certificate sales, for which no sales tax should be due. The Company is engaged in negotiations with the FDR in an attempt to successfully settle the pending assessment. If a prompt settlement cannot be reached, the Company intends to vigorously dispute the assessment and file an administrative appeal. There can be no assurance, however, that a favorable settlement will be reached or that any appeal will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Except for historical information contained herein, certain matters set forth in this Form 10-QSB are "forward looking", within the meaning of the federal securities laws, and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. These forward-looking statements include, among others, statements relating to the Company's business plan, which is based upon the Company's interpretation and analysis of cigar industry trends and management's ability to successfully market and sell its products to retail consumers. This plan assumes, among other things, that (i) the Company will be able to enhance the profitability of the Smoker's Gallery stores or, alternatively, promptly close or sell unprofitable outlets and otherwise reduce its costs, (ii) the Company will continue its cost-cutting program focused on reducing corporate overhead, and (iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, changes in public perceptions of the risks and benefits of tobacco use, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results.

RESULTS OF OPERATIONS

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                               QUARTER ENDED APRIL 30,
                                                   2000       1999

Revenues                                          100.0%     100.0%
Cost of revenues                                   63.7%      64.0%
                                                -------------------
Gross profit                                       36.3%      36.0%
Selling, general and administrative expenses       56.8%      55.3%
Loss on abandonment of stores                      11.1%       0.0%
                                                -------------------
Operating loss                                    (31.6)%    (19.3)%
Other income                                        2.3%       2.1%
                                                -------------------
Net loss                                          (29.3)%    (17.2)%
                                                ===================

         During the quarter ended April 30, 2000, the Company's Smoker's Gallery same store sales were down 27% from the same period in 1999. The Company believes that this decline in sales is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The Company believes that this general decline is due primarily to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the demand for premium cigars. The Company has been materially adversely affected by the decline in its same store sales.

         For the three months ended April 30, 2000 and 1999, the Company reported net losses of $187,207 and $149,465, respectively. Revenue for the three months ended April 30, 2000 and 1999 amounted to $637,875 and $870,843, respectively. The decrease in revenue was due to the decline in Smoker's Gallery same stores sales.

         Gross profit for the three months ended April 30, 2000 and 1999 amounted to $231,277 (36.3% of sales) and $313,790 (36.0% of sales), respectively.

         Total selling, general and administrative expenses ("SG&A"), decreased from $481,790 for the three months ended April 30, 1999 to $361,904 for the three months ended April 30, 2000, a 25% decrease. This decrease is due mainly to reductions in corporate overhead and related store expenses, including a decrease in salaries and wages of approximately $72,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Company had working capital of $4,307; however, the Company has experienced recurring losses from operations and generated negative cash flows from operations of $45,005 during the quarter ended April 30, 2000. In addition, as further discussed in Part II, Item 1 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company continues to seek to reduce operating expenses through reductions in corporate overhead and increase sales volume through promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its remaining Smoker's Gallery retail stores or the prompt closure of any remaining unprofitable Smoker's Gallery retail stores. Finally, as also discussed in Part II, Item 5 "Other Information", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its remaining Smoker's Gallery retail stores, the Company may not have sufficient funds to continue operations in Fiscal 2001.

         Net cash used in operating activities increased substantially in the three months ended April 30, 2000 to $45,005 from $3,686 for the three months ended April 30, 1999. This increase is due mainly to the increase in the net loss for the three months ended April 30, 2000 versus 1999 ($187,207 vs. $149,465), and the increase in cash used to reduce accounts payable ($41,098 cash used in operating activities operations for the three months ended April 30, 2000 vs. $5,775 cash provided by operating activities for the three months ended April 30, 1999) offset by (i) an increase in non-cash losses, i.e. loss on abandonment of stores, ($70,994 for the three months ended April 30, 2000 vs.
$0 for the three months ended April 30, 1999), and (ii) a reduction in receivables ($41 for the three months ended April 30, 2000 vs. $30,031 for the three months ended April 30, 1999).

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

         b. J.C. PENDERGAST, INC. V. WINDSOR CAPITAL CORP

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In August 1998, the Company had previously received a letter from attorneys representing Pendergast requesting payment of approximately $180,000 for work allegedly performed under the purchase order. The Company answered the Complaint and asserted as affirmative defenses that (i) the purchase order was never intended by the parties to reflect a binding contract, and (ii) the purchase order was never authorized by the Company's Board of Directors and Pendergast was aware of the lack of authorization due to the close personal friendship between the Company's former officer and Pendergast's owner. In April 2000, the case was settled based on the Company's agreement to pay a total of $38,000 to Pendergast, with the first payment due on or before April 28, 2000, in the amount of $9,500 and subsequent payments of $9,500 each due on June 1, July 1 and August 1, 2000. Under the settlement agreement, in the event that the Company fails to make a payment within 30 days of the due date, then Pendergast may, by submitting an affidavit of default to the court, obtain a judgment against the Company in the amount of $150,000. The Company has made the first payment due April 28, 2000 and the second payment due June 1, 2000.

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

         On May 10, 2000, the Florida Department of Revenue ("FDR") concluded a sales tax audit of the Smoker's Gallery Sawgrass Mall store for the period September 1, 1994 to August 31, 1999. The FDR asserted that, as a result of the audit, the Company owes approximately $31,300 in back taxes, interest and penalties. The Company believes that most, if not all, of the FDR assessment is improper because it is principally based on out-of-state and gift certificate sales, for which no sales tax should be due. The Company is engaged in negotiations with the FDR in an attempt to successfully settle the pending assessment. If a prompt settlement cannot be reached, the Company intends to vigorously dispute the assessment and file an administrative appeal. There can be no assurance, however, that a favorable settlement will be reached or that any appeal will be successful.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

                  27. Financial Data Schedule for the quarterly period ended April 30, 2000.

         b)       REPORTS ON FORM 8-K

                  During the quarter ended April 30, 2000, no Form 8-K reports were filed by the Company.

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

                                                     Windsor Capital Corp.
                                                     ---------------------
                                                         (Registrant)


Date: June 14, 2000                                  by:/s/ Alan Cornell
                                                     -------------------
                                                   Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
  27             Financial Data Schedule