Form 10QSB
period 2000-07-31
WINDSOR CAPITAL CORP
filed 2000-09-14
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2000

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                              58-1921737
-------------------------------                            ------------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                           Identification Number)

7200 W. Camino Real, Suite 302
Boca Raton, Florida                                               33433
------------------------------------                         --------------
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

                               YES  X   NO_____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 shares of common stock, $.001 par value per share were outstanding as of September 13, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                  July 31, 2000
                                   (Unaudited)

                            ASSETS

Current assets
     Receivables                                               $     5,405
     Merchandise inventories                                       196,296
                                                               -----------
              Total current assets                                 201,701

Property and equipment, net                                         25,151

Other assets:
     Deposits                                                        8,798
                                                               -----------
                                                               $   235,650
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Bank overdraft                                            $     5,605
     Accounts payable                                              282,955
     Accrued salaries, bonuses and employee benefits                 5,775
     Other accrued expenses                                         61,760
                                                               -----------
              Total current liabilities                            356,095
                                                               -----------
Stockholders' equity (deficiency):
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                     --
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding           9,999
     Additional paid in capital                                  3,788,421
     Stock subscription receivable                                  (1,400)
     Accumulated deficit                                        (3,917,465)
                                                               -----------
              Total stockholders' equity (deficiency)             (120,445)
                                                               -----------
                                                               $   235,650
                                                               ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three Months     Three Months       Six Months       Six Months
                                  Ended            Ended            Ended            Ended
                              July 31, 2000    July 31, 1999    July 31, 2000    July 31, 1999
                              -------------    -------------    -------------    -------------
Sales                          $   375,004      $   797,781      $ 1,012,879      $ 1,668,624
Costs of goods sold                245,542          497,482          652,140        1,054,535
                               -----------      -----------      -----------      -----------
Gross profit                       129,462          300,299          360,739          614,089

Selling, general and
   administrative expenses         290,092          461,446          651,996          943,237
Loss on abandonment
   of stores                         9,552               --           80,546               --
                               -----------      -----------      -----------      -----------
Operating loss                    (170,182)        (161,147)        (371,803)        (329,148)

Other income                            --           18,992           14,414           37,527
                               -----------      -----------      -----------      -----------
Net loss                       $  (170,182)     $  (142,155)     $  (357,389)     $  (291,621)
                               ===========      ===========      ===========      ===========
Loss per common share,
   basic and diluted           $      (.02)     $      (.01)     $      (.04)     $      (.03)
                               ===========      ===========      ===========      ===========
Weighted average common
  shares outstanding             9,999,053        9,999,053        9,999,053        9,999,053
                               ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six months ended
                                                                 July 31,
                                                             2000        1999
                                                          ---------   ---------
Cash flows from operating activities:
  Net loss                                                $(357,389)  $(291,621)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                        22,099      36,000
        Loss on abandonment of stores                        80,546          --
        Change in assets and liabilities:
        Receivables                                          23,053      15,108
        Merchandise inventories                             277,157     264,124
        Prepaid expenses and other current assets               703     (20,727)
        Deposits and other assets                                --      (2,036)
        Accounts payable                                    (33,470)    (48,279)
        Accrued salaries, bonuses and employee benefits      (9,872)     (5,313)
        Other accrued expenses                              (60,061)    (30,376)
                                                          ---------   ---------
        Net cash used in operating activities               (57,234)    (83,120)
                                                          ---------   ---------
Cash flows from financing activities:
  Bank overdraft                                              5,605          --
                                                          ---------   ---------
        Net cash provided by financing activities             5,605          --
                                                          ---------   ---------
Net decrease in cash and cash equivalents                   (51,629)    (83,120)

Cash and cash equivalents at beginning of period             51,629     102,870
                                                          ---------   ---------
Cash and cash equivalents at end of period                $      --   $  19,750
                                                          =========   =========

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Organization and Basis of Presentation

         The Company is a mall-based specialty retailer which operates three in-line stores in South Florida malls under the name "Smoker's Gallery." These stores carry a wide range of tobacco products and accessories, including cigars, pipes and pipe tobacco, as well as upscale non-tobacco-related gift items ("gentlemen's accessories"). Until April 27, 2000, the Company operated six such stores. On April 27, 2000, one store was closed as a result of the termination of its lease. In addition, due to adverse business conditions, the Company ceased operations at two other unprofitable stores on May 28, and July 4, 2000, respectively, and abandoned its property and equipment at those locations to the respective landlords. See Part II, Item 5 "Other Information".

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

2.       Summary of Significant Accounting Policies

         Revenue Recognition

         Revenue from sales of products is generally recognized upon delivery to customers. The Company has established programs which, under certain conditions, enable customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of delivery to customers

2.       Summary of Significant Accounting Policies (continued)

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

3.       Going Concern Consideration

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations, generated negative cash flows from operations of $57,234 during the six month period ended July 31, 2000, and at July 31, 2000, the Company's liabilities exceeded its assets by $120,445. In addition, as further discussed in Note 4, the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company continues to seek to reduce operating expenses through reductions in corporate overhead and increase sales volume through promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its remaining Smoker's Gallery retail stores or the prompt closure of any remaining unprofitable Smoker's Gallery retail stores. Finally, as also discussed in Note 4, the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its remaining Smoker's Gallery retail outlets, the Company may not have sufficient funds to continue operations in Fiscal 2001.

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

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In April 2000, the case was settled based on the Company's agreement to pay a total of $38,000 to Pendergast, with the first payment due on or before April 28, 2000, in the amount of $9,500 and subsequent payments of $9,500 each due on June 1, July 1 and August 1, 2000. The Company made all payments due under the settlement agreement.

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

         On June 30, 2000, the Company received a letter from attorneys representing The Falls Shopping Center Associates LLC (the "Falls Mall"), the landlord of the unprofitable store whose operations the Company ceased on May 28, 2000, requesting payment of approximately $584,500 for alleged damages in the form of rent and other charges through the end of the lease term (December 31, 2006). The lease was held in the name of the Company's now-defunct subsidiary, The Falls Tobacconist, Inc.; however, the Company guaranteed the lease. The Company believes that it properly and timely rescinded the guarantee. Further, the Company believes that it is entitled to avoid at least a portion of any future lease liability to the Falls Mall by asserting a credit equal to the fair market rental value of the premises, including the store fixtures. Nonetheless, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Falls Mall.

         On July 19, 2000, the Company's subsidiary, Galleria Tobacconists, Inc. ("GTI"), received a notice of default from Keystone-Florida Property Holdings Corp. ("Keystone"), the landlord of the unprofitable Galleria Mall store whose operations the Company ceased on July 4, 2000, requesting immediate payment of approximately $11,900 for unpaid rent as well as continued payment of monthly rent through the end of the lease term (January 31, 2007). Keystone has not made any claim against the Company (which did not guarantee the lease) and GTI has no material assets. The Company believes that GTI will be able to avoid at least a portion of any future lease liability to Keystone by asserting a credit equal to the fair market rental value of the premises, including the store fixtures. There can be no assurance that the Company will not be materially adversely affected if litigation is brought by Keystone against the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Except for historical information contained herein, certain matters set forth in this Form 10-QSB are "forward looking", within the meaning of the federal securities laws, and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. These forward-looking statements include, among others, statements relating to the Company's business plan, which is based upon the Company's interpretation and analysis of cigar industry trends and management's ability to successfully market and sell its products to retail consumers. This plan assumes, among other things, that (i) the Company will be able to enhance the profitability of the remaining Smoker's Gallery stores or, alternatively, promptly close or sell unprofitable outlets and otherwise reduce its costs, (ii) the Company will continue its cost-cutting program focused on reducing corporate overhead, and (iii) the Company will be able to successfully diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Many known and unknown risks, uncertainties and other factors, including general economic conditions, government regulations and taxation relating to the tobacco industry, changes in public perceptions of the risks and benefits of tobacco use, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results.

Results of Operations

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                            Three Months        Three Months        Six Months         Six Months
                               Ended               Ended              Ended               Ended
                           July 31, 2000       July 31, 1999      July 31, 2000      July 31, 1999
Revenues                       100.0%              100.0%             100.0%             100.0%
Cost of revenues                65.5%               62.4%              64.4%              63.2%
                               -------             -------            -------            -------
Gross profit                    34.5%               37.6%              35.6%              36.8%
Selling, general and
  administrative expenses       77.3%               57.8%              64.4%              56.5%
Loss on abandonment
  of stores                      2.6%                0.0%               7.9%               0.0%
                               -------             -------            -------            -------
Operating income (loss)        (45.4)%             (20.2)%            (36.7)%            (19.7)%
Other income                     0.0%                2.4%               1.4%               2.2%
                               -------             -------            -------            -------
Net income (loss)              (45.4)%             (17.8)%            (35.3)%            (17.5)%
                               =======             =======            =======            =======

         For the quarter ended July 31, 2000, the Company's same store sales were down 21% from the same period in 1999. For the six months ended July 31, 2000, the Company's same store sales were down 26% from the same period in 1999. The Company believes that this decline in sales is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The Company believes that this general decline is due primarily to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the demand for premium cigars. The Company has been materially adversely affected by the decline in its same store sales.

         For the three and six months ended July 31, 2000, the Company reported net losses of $170,182 and $357,389, respectively. For the three and six months ended July 31, 1999, the Company reported net losses of $142,155 and $291,621, respectively. Revenue for the three months ended July 31, 2000 and 1999 amounted to $375,004 and $797,781, respectively. Revenue for the six months ended July 31, 2000 and 1999 amounted to $1,012,879 and $1,668,624, respectively. The decrease in revenue was due to the decline in Smoker's Gallery same stores sales, and the closure of three of the Company's Smoker's Gallery stores in fiscal 2001.

         Gross profit for the three months ended July 31, 2000 and 1999 amounted to $129,462 (34.5% of sales) and $300,299 (37.6% of sales), respectively. Gross profit for the six months ended July 31, 2000 and 1999 amounted to $360,739 (35.6% of sales) and $614,089 (36.8% of sales), respectively. These decreases are attributable to increased promotional discounts and other price reductions being offered to customers.

         Total selling, general and administrative expenses decreased from $461,446 for the three months ended July 31, 1999 to $290,092 for the three months ended July 31, 2000, a 37% decrease. This decrease is due mainly to reductions in corporate overhead and related store expenses, including a decrease in salaries and wages of approximately $110,000 and rent expense of approximately $21,000. Total selling, general and administrative expenses decreased from $943,237 for the six months ended July 31, 1999 to $651,996 for the six months ended July 31, 2000, a 31% decrease. This decrease is also due mainly to reductions in corporate overhead and related store expenses, including a decrease in salaries and wages of approximately $161,000 and rent expense of approximately $27,000.

Financial Condition, Liquidity and Capital Resources

         At July 31, 2000, the Company had a working capital deficiency of $154,394 and has experienced recurring losses from operations and generated negative cash flows from operations of $57,234 during the six months ended July 31, 2000. In addition, as further discussed in Part II, Item 1 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company continues to seek to reduce operating expenses through reductions in corporate overhead and increase sales volume through promotional discounts. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its remaining Smoker's Gallery retail stores or the prompt closure of any remaining unprofitable Smoker's Gallery retail stores. Finally, as also discussed in Part II, Item 5 "Other Information", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, or concluding successful negotiations for the sale or closure of some or all of its remaining Smoker's Gallery retail stores, the Company may not have sufficient funds to continue operations in Fiscal 2001.

         Net cash used in operating activities decreased 31% in the six months ended July 31, 2000 to $57,234 from $83,120 for the six months ended July 31, 1999. This decrease is due primarily to (i) an increase in non-cash losses, i.e. loss on abandonment of stores, ($80,546 for the six months ended July 31, 2000 vs. $0 for the six months ended July 31, 1999), and (ii) a reduction in prepaid expenses and other current assets (cash provided by operating activities of $703 during the six months ended July 31, 2000 versus cash used in operating activities of $20,727 during the six months ended July 31, 1999), offset by (i) an increase in the net loss ($357,389 for the six months ended July 31, 2000 versus $291,621 for the six months ended July 31, 1999) and (ii) the increase in cash used to reduce other accrued expenses ($60,061 for the six months ended July 31, 2000 versus $30,376 for the six months ended July 31, 1999).

         Net cash provided by financing activities increased to $5,605 in the six months ended July 31, 2000 as a result of the Company's bank overdraft at July 31, 2000.

Impact of the Year 2000

         The Company used commercial software that was upgradeable to a commercially available version that was Year 2000 compliant. The total costs associated with required modifications to become Year 2000 compliant were not material to the Company's financial position, results of operations or cash flows.

         The Company relies on third parties, particularly on third party suppliers for its inventory. The Company has not experienced, nor does it anticipate failure of third party suppliers to deliver inventory to the Company's stores that could adversely affect store sales.

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

b.       J.C. Pendergast, Inc. v. Windsor Capital Corp

         On February 24, 1999, J.C. Pendergast, Inc. ("Pendergast"), filed suit against the Company in the United States District Court for the Eastern District of Wisconsin, alleging breach of contract based on a May 1997 purchase order, signed by a former officer of the Company, for $738,850 worth of kiosks. In April 2000, the case was settled based on the Company's agreement to pay a total of $38,000 to Pendergast, with the first payment due on or before April 28, 2000, in the amount of $9,500 and subsequent payments of $9,500 each due on June 1, July 1 and August 1, 2000. The Company made all payments due under the settlement agreement.

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

         On June 30, 2000, the Company received a letter from attorneys representing The Falls Shopping Center Associates LLC (the "Falls Mall"), the landlord of the unprofitable store whose operations the Company ceased on May 28, 2000, requesting payment of approximately $584,500 for alleged damages in the form of rent and other charges through the end of the lease term (December 31, 2006). The lease was held in the name of the Company's now-defunct subsidiary, The Falls Tobacconist, Inc.; however, the Company guaranteed the lease. The Company believes that it properly and timely rescinded the guarantee. Further, the Company believes that it is entitled to avoid at least a portion of any future lease liability to the Falls Mall by asserting a credit equal to the fair market rental value of the premises, including the store fixtures. Nonetheless, there can be no assurance that the Company will not be materially adversely affected if litigation is brought by the Falls Mall.

         On July 19, 2000, the Company's subsidiary, Galleria Tobacconists, Inc. ("GTI"), received a notice of default from Keystone-Florida Property Holdings Corp. ("Keystone"), the landlord of the unprofitable Galleria Mall store whose operations the Company ceased on July 4, 2000, requesting immediate payment of approximately $11,900 for unpaid rent as well as continued payment of monthly rent through the end of the lease term (January 31, 2007). Keystone has not made any claim against the Company (which did not guarantee the lease) and GTI has no material assets. The Company believes that GTI will be able to avoid at least a portion of any future lease liability to Keystone by asserting a credit equal to the fair market rental value of the premises, including the store fixtures. There can be no assurance that the Company will not be materially adversely affected if litigation is brought by Keystone against the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits
                  27. Financial Data Schedule for the quarterly period ended July 31, 2000.

         b)       Reports on Form 8-K

                  During the quarter ended July 31, 2000, no Form 8-K reports were filed by the Company.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Windsor Capital Corp.
                                                       ------------------------
                                                       (Registrant)

Date:  September 14, 2000                              by:/s/ Alan Cornell
                                                       ------------------------
                                                       Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER       EXHIBIT DESCRIPTION
--------------       -------------------
     27              Financial Data Schedule