Form 10QSB
period 2000-10-31
WINDSOR CAPITAL CORP
filed 2000-12-15
CIK 846377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                          Commission File No. 33-26828

                              WINDSOR CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                            58-1921737
---------------------------                            ----------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                         Identification Number)

801 North Congress Avenue
Boynton Beach, Florida                                         33426
---------------------------                              -----------------
(Address of Principal Executive Offices)                    (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 763-5533


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__      NO _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,053 shares of common stock, $.001 par value per share were outstanding as of December 13, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              WINDSOR CAPITAL CORP.
                             CONDENSED BALANCE SHEET
                                October 31, 2000
                                   (Unaudited)

                                     ASSETS
Current assets
     Cash and cash equivalents                                                  $       1,909
     Receivables                                                                        2,001
     Merchandise inventories                                                           89,792
                                                                                -------------
              Total current assets                                                     93,702

Property and equipment, net                                                             4,924
                                                                                -------------

                                                                                $      98,626
                                                                                =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                           $     303,755
     Accrued salaries, bonuses and employee benefits                                    5,428
     Other accrued expenses                                                            85,400
                                                                                -------------
              Total current liabilities                                               394,583
                                                                                -------------

Stockholders' equity (deficiency):
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding
                                                                                           --
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 9,999,053 shares issued and outstanding                              9,999
     Additional paid in capital                                                     3,788,421
     Stock subscription receivable                                                     (1,400)
     Accumulated deficit                                                           (4,092,977)
                                                                                -------------
              Total stockholders' equity (deficiency)                                (295,957)
                                                                                -------------
                                                                                $      98,626
                                                                                =============

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months       Three Months       Nine Months        Nine Months
                                       Ended             Ended              Ended              Ended
                                 October 31, 2000   October 31, 1999   October 31, 2000   October 31, 1999
                                 ----------------   ----------------   ----------------   ----------------
Sales                             $     197,237      $     659,863      $   1,210,116      $   2,328,487
Costs of goods sold                     147,925            437,334            800,065          1,491,869
                                  -------------      -------------      -------------      -------------

Gross profit                             49,312            222,529            410,051            836,618

Selling, general and
   administrative expenses              178,815            406,563            830,811          1,346,041
Loss on disposition of stores            46,009                 --            126,555                 --
                                  -------------      -------------      -------------      -------------

Operating loss                         (175,512)          (184,034)          (547,315)          (509,423)

Other income                                 --             13,540             14,414             51,061
                                  -------------      -------------      -------------      -------------

Net loss                          $    (175,512)     $    (170,494)     $    (532,901)     $    (462,114)
                                  =============      =============      =============      =============

Income (loss) per common
   share, basic and diluted       $        (.02)     $        (.02)     $        (.05)     $        (.05)
                                  =============      =============      =============      =============

Weighted average common
  shares outstanding                  9,999,053          9,999,053          9,999,053          9,999,053
                                  =============      =============      =============      =============

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months ended
                                                                         October 31,
                                                                   2000               1999
                                                            --------------------------------
Cash flows from operating activities:
  Net loss                                                  $    (532,901)     $    (462,114)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                              25,114             54,000
        Loss on abandonment of stores                             126,556                 --
        Change in assets and liabilities:
        Receivables                                                26,457              8,461
        Merchandise inventories                                   363,661            375,227
        Prepaid expenses and other current assets                     703             (6,735)
        Deposits and other assets                                      --             (2,036)
        Accounts payable                                          (12,670)           (33,941)
        Accrued salaries, bonuses and employee benefits           (10,219)            11,135
        Other accrued expenses                                    (36,421)           (14,579)
                                                            --------------------------------

        Net cash used in operating activities                     (49,720)           (70,582)
                                                            --------------------------------

Cash and cash equivalents at beginning of period                   51,629            102,870
                                                            --------------------------------

Cash and cash equivalents at end of period                  $       1,909      $      32,288
                                                            ================================

The accompanying notes are an integral part of these financial statements.

                              WINDSOR CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Organization and Basis of Presentation

         The Company is a mall-based specialty retailer, which operates one in-line store in a South Florida mall under the name "Smoker's Gallery." This store carries a wide range of tobacco products and accessories, including cigars, pipes and pipe tobacco, as well as upscale non-tobacco-related gift items ("gentlemen's accessories"). Until April 27, 2000, the Company operated six such stores. On April 27, 2000, one store was closed as a result of the termination of its lease. In addition, due to adverse business conditions, the Company ceased operations at four other unprofitable stores on May 28, July 4, October 22, and October 28, 2000, respectively, and abandoned its property and equipment at those locations to the respective landlords. See Part II, Item 5 "Other Information".

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

2.       Summary of Significant Accounting Policies

         Revenue Recognition

         Revenue from sales of products is generally recognized upon delivery to customers. The Company has established programs, which, under certain conditions, enable customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of delivery to customers.

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

3.       Going Concern Consideration

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations, generated negative cash flows from operations of $49,720 during the nine month period ended October 31, 2000, and at October 31, 2000, the Company's liabilities exceeded its assets by $295,957. In addition, as further discussed in Note 4, the Company is subject to certain contingencies, which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company continues to seek to reduce operating expenses through reductions in corporate overhead. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. The Company is also pursuing either the sale of its remaining Smoker's Gallery retail store or its prompt closure and is attempting to diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Finally, as also discussed in Note 4, the Company has attempted to mitigate the potential financial impact of any contingencies, which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, concluding successful negotiations for the sale or closure of its remaining Smoker's Gallery retail outlet, or successfully diversifying its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry, the Company may not have sufficient funds to continue operations in Fiscal 2001.

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

         As a result of Tropical's breach of the Agreements and the unprofitability of the Simply Cigars business, the Company had no realistic alternative but to surrender eight of its nine remaining kiosks to the respective landlords as of November 1, 1998, in order to limit its liability for ongoing lease expenses as well as to pay accrued rent through October 31, 1998, which Tropical had agreed but failed to pay. The final kiosk, which was not subject to an ongoing lease, was sold for $5,000. By surrendering these kiosks, the Company obtained releases from future lease liability for all kiosk locations except for the kiosks located at the Montgomery and Annapolis, Maryland malls. Such future lease liability approximated $376,425 as of November 1, 1998: 27 months at $5,300 per month with respect to Montgomery; and 51 months at $4,575 per month with respect to Annapolis. In November 1998, the Maryland landlord threatened legal action against the Company; however, the Company is unaware of the commencement of any such action and there has been no further legal pressure by the landlord. The Company believes that it will be able to avoid at least a substantial portion of any future lease liability to the Maryland landlord by asserting a credit equal to the fair market rental value of the premises including the kiosks. Further, under the Agreements with Tropical and Joiner, the Company believes that Tropical and Joiner are fully responsible for any liability of the Company to the Maryland landlords; however, there can be no

4.       Contingencies (continued)

assurance that the Company will not be materially adversely affected if litigation is brought by the Maryland landlord.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Except for historical information contained herein, certain matters set forth in this Form 10-QSB are "forward looking", within the meaning of the federal securities laws, and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. These forward-looking statements include, among others, statements relating to the Company's business plan. This plan assumes, among other things, that the Company will be able to promptly close or sell its remaining unprofitable outlet and will be able to successfully diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Many known and unknown risks, uncertainties and other factors, including general economic conditions and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results.

Results of Operations

The following table sets forth certain items expressed in percentages of revenues for the periods indicated:

                                             Three Months     Three Months     Nine Months    Nine Months
                                                Ended            Ended            Ended          Ended
                                             October 31,      October 31,      October 31,    October 31,
                                                2000             1999             2000           1999
Revenues                                          100.0%         100.0%           100.0%        100.0%
Cost of revenues                                   75.0%          66.3%            66.1%         64.1%
                                          -------------------------------------------------------------
Gross profit                                       25.0%          33.7%            33.9%         35.9%
Selling, general and administrative
    expenses                                       90.7%          61.6%            68.7%         57.9%
Loss on disposition of stores                      23.3%           0.0%            10.5%          0.0%
                                          -------------------------------------------------------------
Operating loss                                   (89.0)%        (27.9)%          (45.3)%       (22.0)%
Other income                                        0.0%           2.1%             1.2%          2.2%
                                          -------------------------------------------------------------
Net loss                                         (89.0)%        (25.8)%          (44.1)%       (19.8)%
                                          =============================================================

         For the quarter ended October 31, 2000, the Company's same store sales were down 34% from the same period in 1999. For the nine months ended October 31, 2000, the Company's same store sales were down 27% from the same period in 1999. The Company believes that this decline in sales is due to a general decline in same store sales experienced throughout the retail tobacconist industry. The Company believes that this general decline is due primarily to the greatly increased number of retail outlets competing for premium cigar sales as well as a decline in the demand for premium cigars. The Company has been materially adversely affected by the decline in its same store sales.

         For the three and nine months ended October 31, 2000, the Company reported net losses of $175,512 and $532,902, respectively. For the three and nine months ended October 31, 1999, the Company reported net losses of $170,494 and $462,114, respectively. Revenue for the three months ended October 31, 2000 and 1999 amounted to $197,237 and $659,863, respectively. Revenue for the nine months ended October 31, 2000 and 1999 amounted to $1,210,116 and $2,328,487, respectively. These decreases in revenue were due to the decline in Smoker's Gallery same stores sales and the closure of five of the Company's Smoker's Gallery stores in fiscal 2001.

         Gross profit for the three months ended October 31, 2000 and 1999 amounted to $49,312 (25.0% of sales) and $222,529 (33.7% of sales), respectively. Gross profit for the nine months ended October 31, 2000 and 1999 amounted to $410,051(33.9% of sales) and $836,618 (35.9% of sales), respectively. These decreases are attributable to increased promotional discounts and other price reductions being offered to customers which were exacerbated by the closure of five of the Company's Smoker's Gallery stores in fiscal 2001.

         Total selling, general and administrative expenses ("SG&A"), decreased from $406,563 for the three months ended October 31, 1999 to $178,815 for the three months ended October 31, 2000, a 56% decrease. This decrease is due mainly to reductions in corporate overhead and related store expenses, including a decrease in salaries and wages of approximately $115,000 and rent expense of approximately $39,000. Total selling, general and administrative expenses decreased from $1,346,041 for the nine months ended October 31, 1999 to $830,811 for the nine months ended October 31, 2000, a 38% decrease. This decrease is also due mainly to reductions in corporate overhead and related store expenses, including a decrease in salaries and wages of approximately $356,000 and rent expense of approximately $116,000.

Financial Condition, Liquidity and Capital Resources

         At October 31, 2000, the Company had a working capital deficiency of $300,881 and has experienced recurring losses from operations and generated negative cash flows from operations of $49,720 during the nine months ended October 31, 2000. In addition, as further discussed in Part II, Item 1 "Legal Proceedings", the Company is subject to certain contingencies which, if not favorably resolved, could have a significant negative impact on its future cash flows. The Company continues to seek to reduce operating expenses through reductions in corporate overhead. In addition, the Company is considering seeking sources of funds through additional capital contributions or through additional financing. . The Company is also pursuing either the sale of its remaining Smoker's Gallery retail store or its prompt closure and is attempting to diversify its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry. Finally, as also discussed in Part II, Item 5 "Other Information", the Company has attempted to mitigate the potential financial impact of any contingencies which may not be favorably resolved.

         In the absence of achieving profitable operations, obtaining additional debt or equity financing, concluding successful negotiations for the sale or closure of its remaining Smoker's Gallery retail outlet, or successfully diversifying its revenues away from solely tobacco-related products through business opportunities outside of the tobacco industry, the Company may not have sufficient funds to continue operations in Fiscal 2001.

         Net cash used in operating activities decreased 30% in the nine months ended October 31, 2000 to $49,720 from $70,582 for the nine months ended October 31, 1999. This decrease is due primarily due to (i) an increase in non-cash losses, i.e. loss on abandonment of stores and depreciation expense, ($151,670, for the nine months ended October 31, 2000 vs. $54,000 for the nine months ended October 31, 1999), and (ii) a decrease in cash used to reduce accounts payable ($12,670 for the nine months ended October 31, 2000 versus $33,941 for the nine months ended October 31, 1999) offset by the increase in the net loss ($532,901 for the nine months ended October 31, 2000 versus $462,114 for the nine months ended October 31, 1999).

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

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  27. Financial Data Schedule for the quarterly period ended October 31, 2000.


         b)       Reports on Form 8-K
                  During the quarter ended October 31, 2000, no Form 8-K reports were filed by the Company.

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

                                                 Windsor Capital Corp.
                                                 ---------------------
                                                     (Registrant)





Date: December 13, 2000                          by:/s/ Alan Cornell
                                                 -------------------
                                                 Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   27              Financial Data Schedule