Form 10-K
period 2009-01-31
SWAP-A-DEBT, INC.
filed 2009-04-17
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51879

SWAP-A-DEBT, INC.
 (Name of small business issuer in its charter)

DELAWARE	59-2754843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
940 Lincoln Road, Suite 220 Miami, FL	33139
(Address of principal executive offices)	(Zip Code)

(305) 394-8345
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of January 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was $982,500.

As of April 15, 2009, the registrant had 49,500,000 shares issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

Our History

We were incorporated in Delaware under the name Windsor Capital Corp. on June 24, 1988 by International Asset Management Group, Inc. (“IAMG”), the promoter and parent of our company.  Our initial business plan was to provide a vehicle to raise capital and seek business opportunities. On January 17, 1989, we issued 64,817 shares of our common stock and 64,817 warrants to IAMG for $125,000. The warrants are exercisable at $192.85 per share for a period of three years.

In February 1989, we completed an initial public offering for 6,482 units at a purchase price of $38.57 per unit, which included 6,482 shares of common stock and 6,482 Class A common stock purchase warrants.

On May 9, 1995, we changed our name to Innovative Health Systems, Inc. On July 13, 1995, we changed our name to Windsor Capital Corp.

We entered into an Agreement and Plan of Merger dated December 18, 1997 with IAMG, and Woodfield Enterprises, Inc., a Florida corporation (“Woodfield”), in which we issued 86,854 shares of our common stock, par value $0.001 per share to the former shareholders of Woodfield, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. After the transaction, Woodfield was acquired into our company. Also, pursuant to the terms of the agreement, IAMG cancelled 62,224 shares of common stock and 64,817 warrants.

On January 30, 1998, pursuant to an Agreement and Plan of Merger dated January 29, 1998, we acquired all of the business and assets of Boynton Tobacconists, Inc., a privately-held Florida corporation ("Boynton"), and assumed all of Boynton's liabilities. Pursuant to the merger, 22,950 shares of our common stock, par value $0.001 per share, were issued to the former shareholder of Boynton, Mr. Joel A. Wolk, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additional shares of our common stock, up to a maximum of 2,288, were issued to Mr. Wolk based on a final valuation of certain assets and liabilities of Boynton as of January 30, 1998.

On March 7, 2001, we completed our 1-for-3.85704 reverse stock split of our common stock.

On March 7, 2001, WCC Acquisition Corp. (“WCC”), our wholly-owned subsidiary, acquired Energy Control Technology, Inc., a privately-held Delaware corporation (“ECT”) pursuant to an Agreement and Plan of merger dated as of December 15, 2000. In connection with the merger, 466,630 shares of our common stock, par value $.001 per share, were issued to the former shareholders of ECT in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the merger of ECT into WCC, WCC changed its name to Energy Control Systems, Inc. ("ECS"), and we changed our name to Energy Control Technology, Inc. Our business was changed to development and marketing of proprietary motor control software focused initially on the agricultural irrigation market.

On September 26, 2005, we changed our name to 5fifty5.com, Inc.

On August 8, 2005, we entered into an Agreement for the Purchase of Preferred Stock with Edward C. DeFeudis. Pursuant to the agreement, we would issue to Mr. DeFeudis 3,750,000 shares of preferred stock in exchange for $37,500. Rather than issuing the 3,750,000 shares of our preferred stock, we issued to Mr. DeFeudis 1,875,000 shares of common stock pursuant to a letter of issuance of common stock dated January 25, 2008.

On January 31, 2008, we changed our name to Swap-A-Debt, Inc. On February 26, 2008, we completed our 1-for-20 reverse stock split.

On February 26, 2008, we acquired all the right, title and interest in and to www.swapadebt.com, a person-to-person lending website from Spider Investments, LLC, a Florida limited liability company, pursuant to a purchase agreement (the “Purchase Agreement”). As consideration, we issued to Spider Investment of 22,200,000 shares of our common stock, and we also issued an additional 15,000,000 shares of our common stock to Situation X, LLC, a Delaware limited liability company, in connection with services rendered and to be rendered by Marco Garibaldi with respect to the business of our company. As a result of the transaction, Edward C. DeFeudis held 24,675,000 shares of our common stock, as a beneficial owner of Spider Investment and Lion Equity Corp., which represent 49.84% of all our issued and outstanding common stock. Marco Garibaldi held 15,000,000 shares of our common stock, which represent 30.30% of all our issued and outstanding common stock.  Based upon same, we became an Internet person-to-person lending service. The website is in construction and is 95% complete (for further details please refer to page 1 “Our Corporate Information” section).

All information set forth herein gives effect to a 1-for-3.85704 reverse stock split on March 7, 2001 and a 1-for-20 reverse stock split of our common stock on February 26, 2008.

Business Overview

We are a U.S. development stage company in the peer-to-peer (P2P) lending space. Our mission is to establish the most efficient Internet non-institutional lending organization with more services than present privately held competitors. We have not generated any revenues since 2005.

The CEO of our company is Marco Garibaldi. Mr. Garibaldi was a computer programmer by trade with over 30 years of extensive experience in a host of industries including computer programming, Internet, entertainment, and business advisory.

Mr. Garibaldi started his career at Burroughs and Sperry. He later founded InterComm, Inc, which was a think-tank that developed such fundamental Internet services such as, the online shopping cart, online bookstore and the auction server.

Our management is a shareholder of another company that has generated no or minimal revenues. Specifically, Edward C. Defeudis is a shareholder of Kraig Biocraft Laboratories, Inc.:

Kraig Biocraft Laboratories, Inc. (“Kraig Biocraft”) was incorporated under the laws of the State of Wyoming on April 25, 2006. The Company was organized to develop high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries. Edward C. Defeudis, our President, Chief Financial Officer, Principal Accounting Officer and sole director, beneficially owns approximately 4,675,000 shares of common stock, or approximately 9.3% of the issued and outstanding shares of Kraig Biocraft. Other than the above stated, Mr. Defeudis was not and is not involved in any business management or decision-making of Kraig Biocraft.

Market Summary

Person-to-person lending or peer-to-peer lending or social lending is, in its broadest sense, the name given to a certain breed of financial transactions (primarily lending and borrowing), which occurs directly between individuals (peers) without the intermediation/participation of a traditional financial institution. The biggest enabling technology for person-to- person lending has been the Internet, where person-to-person lending appears in two primary variations: an “online marketplace” model and a “family and friends” model.

The marketplace model enables peer lenders to locate peer borrowers and vice-versa. This model connects borrowers with lenders through an auction-like process in which the lender willing to provide the lowest interest rate “wins” the borrower’s loan. We have created a new version of this model by uniquely matching a borrower and a lending not utilizing an auction. Think of it as a Match.com for finance.

The “family and friend” model forgoes the auction-like process entirely and concentrates on borrowers and lenders who already know each other. This model emphasizes online collaboration, loan formalization and servicing.

Traditionally, lending institutions have benefited from scale and diversification. By pooling the available money supply and lending it out again, the impact of any one default is made trivial in light of the timely payment of the vast majority of the notes outstanding. The downside of this is that it has generated greater transaction overhead and removed community loyalty.

Person-to-person or peer-to-peer lending models attempt to reintroduce the social components that are lost in traditional centralized banking models, while maintaining a mixed quantitative/qualitative balance of diversification- as opposed to the purely quantitative diversification available through institutional lending.

Peer-to-peer lending eliminates the overhead and inefficiencies of traditional banks and creates a “virtuous cycle” of lenders getting better returns and borrowers getting not only better interest rates but also the loan itself. It is the only time that individuals directly control their own funds, as opposed to the traditional banking/lending models which pool all funds together and completely remove individuals from decision making.

Business Concept

Our business concept is starkly simple. Swapadebt.com will be an on-line site for borrower’s who want to borrow $1,000 to $25,000 and for lenders who can make educated decisions on credit scores, intended use etc., to receive a higher rate of interest than available at traditional financial institutions. This will all be facilitated with an Internet website and a highly efficient back office system to completely automate a process that has become ever more cumbersome at brick and mortar banks.

There will be a charge of $25 for a credit review and assignment of a credit rating and we will receive a profit of $13 from this fee.

We will profit throughout the entire process. This initial fee is the first of a continuous flow of incremental profit we will receive on each transaction.  We believe that we will be different from all other sites in that we will offer a credit fixing service to help borrowers increase their credit rating in order to reduce their interest payments not only for the immediate loan but all things going forward.

We have secured an arrangement with a credit agency to supply this service and will receive 30% of the fees charged. The fees will range from $200 to $2000 based on the amount of service provided.

We will receive a 1% annual servicing fee on loan amounts outstanding and we will receive a transaction fee of between 1% to 3% based on loan size and credit rating. The minimum fee is $80.

At this time we do not intend to use any of our own money for any loans and are merely acting as an on-line facilitator. We will also provide collection services using outside accredited companies.

Mechanics of our business

Our plan is to match appropriate borrowers with lenders who are willing to accept the borrower’s credit profile. As the first step in the loan application process, all participants to our online lending community will be required to register with and undergo a personal verification process prior to applying for a loan as a borrower or making a loan as a lender. As part of this process, both borrowers and lenders will log onto our web site and fill out an online application with certain personal information, including their driver’s license and social security number. This private information is then encrypted and electronically transmitted to a verification source in order to confirm an applicant’s proper identity, and that they “are who they say they are.” This identify verification process is completely automated via computer systems and encryption technology.

Additionally, as a required component of the application process, the official credit scores of each would-be borrower are sourced automatically from the main consumer credit rating agencies, namely Trans Union LLC, Equifax Inc. and Experian. In order to gain access to an individual credit score, we have contracted with each of these U.S. national consumer credit rating agencies to provide this data to the company. These credit ratings then become an essential part of a borrower’s personal loan application and profile within our network.

By including an individual’s credit rating within their loan profile, and making these ratings highly visible and accessible to the our community of online lenders, we believe borrowers with a responsible financial history, and the corresponding good credit rating to show for it, will be better rewarded by lenders willing accept lower interest rates than for borrowers with a less solid financial background and a poor credit rating. This notion goes back to our core philosophy of building peer-to-peer lending around a community with an “honors and reward system” of sorts when, before the time of paper currency and modern banks, individuals lent essential goods such as livestock and grains to one another within their communities. Within these ancient societies, the timely, effective pay-back of items borrowed was considered essential to maintaining one’s reputation, and with it, access to future borrowing opportunities of goods, support and acceptance within the community. In effect, one’s reputation as a borrower during this time translated into a modern day credit rating which, good or bad, brings rewards or punishments in the form of a market clearing interest rate on an individual’s personal loan.

Once identity is verified and the credit scores obtained, participants will be able to proceed with the process. Specifically, lender’s will create a personal profile of sorts on our website outlining their borrowing requirements, anywhere from $1,000 to $25,000, intended use of funds, time-to-payback and desired rate of interest on the loan, that is, the desired maximum interest rate level they would like to pay to secure the funds. This information will be used by our proprietary matching system to pair a borrower with a corresponding lender who has specified reciprocating criterion. Additionally, a borrower will include their bank account information as the savings or checking account they would ultimately like to use for the deposits and withdrawals of the loan.

Once submitted, a potential buyer’s loan-request and profile will go into our searchable data base of borrowers where online lenders will be able to  access the profiles and select those candidates to whom they wish to make a loan. Finally, each borrower will be assigned a Swap-A-Debt account whereby they can log-on to our website and access the status of their loan application, including lender responses to fund their particular personal loan.

For registering lenders, on the other hand, once their personal identification has been established, their next step is to determine the amount of funds they would like to submit and, ultimately invest, in the Swap-A-Debt loan program. For this purpose, we have arranged for Bank of America (“BoA”) to function as the company’s third party bank, as we does not ourselves hold or maintain any funds submitted by would-be-lenders participating in our online community. Rather, we have established a corporate trust account with Bank of America, a renowned and trusted third party financial institution, to function as escrow agent. Thus, all funds submitted by lenders to the Swap-A-Debt program will be deposited with Bank of America until the lender is ready to make a loan to a chosen borrower.

To actually submit funds for participation in our loan program, lenders can elect to have money wired directly from their bank accounts to the trust account maintained by us at Bank of America or, make others arrangements to send a check or have their credit cards charged with amounts deposited into the Swap-A-Debt escrow account. Lenders will also have to specify a personal checking, savings or other appropriate account to which they would like the funds from the loan payback to be deposited.

Once a lender has submitted his/her funds, these funds will be “on-hand” and ready to be dispersed to borrowers in the Swap-A-Debt loan program. At this stage, lenders will be able to go to our online community database and, as part of the “peer-to-peer” process, will search and select a buyer profile of their liking by choosing a candidate who matches their requirements for loan amount, credit rating and loan interest rate, among others. Alternatively, as part of this process, lenders will also be able to set up Swap-A-Debt profile or of their own, stipulating their criterion as lenders for the type of borrower group on which they want to focus, such as “only AA borrowers,” or “borrowers of all credit ratings willing to pay a certain percentage,” or any combination of distinguishing traits as listed in the borrowers’ Swap-A-Debt profiles. Then, as part of our automatic matching process, only those borrowers meeting a lender’s specified characteristics will appear in the lender’s Swap-A-Debt account.

Next, by clicking on a chosen buyer profile, the lender will authorize a stipulated amount to be automatically transferred from his/her funds on hand at BoA into the borrower’s checking/savings actual account. At this point, the loan transaction is complete.

Finally, as part of the payback process, the borrower will receive a friendly email reminder from us prior to his/her monthly due date. Upon receiving the reminder, the borrower will have to log onto his/her Swap-A-Debt account and click on the “make payment” function, upon which the appropriate amount of payment funds will be wire transferred from the borrower’s account to the lender’s specified account.

Alternatively, a borrower will also be able to arrange for automatic withdrawal in order to make the necessary loan payments. Failure to make a loan payment will result in email notifications from us that a payment is late and must be made until finally, a final notice is sent warning of being turned over to a collection agency. If a borrower still fails to act, the loan will be turned over to a collection agency to process the remainder of the loan and we are no longer involved.

Although we were declined by the Bank of America, we do not believe this has any affect on our monetary transfers since we already have another party involved.

Revenue Model

We are a development stage company and we have not generated any revenue since 2005. We anticipate earning revenues in the form of fees for the services it provides. In particular, this revenue stream comes from three main sources in the borrow-and-lend transaction process.

Our main revenue stream will come from fees earned on loans made, where we collect a minimum fee of $80.00 assessed to the borrower on all loans including those as low as $1,000. From the point of this minimum fee level, we will apply a corresponding graded fee structure between 1.0% to 3.0%, based on loan size and credit rating, to all borrowings as they increase progressively in amount, charging as much as 3.0% on loans in the $25,000 range. For loans above a certain level, the charge will be split evenly between the borrower and lender participants. Furthermore, we will receive a 1.0% annual servicing fee from borrowers on loan amounts outstanding.

We will also earn revenue from a unique service offering it provides for “fixing” a borrower’s credit profile and thus, their credit rating. This has the benefit to the borrower of reducing total loan-related interest payments both for funding obtained through the Swap-A-Debt program as well as for funding and credit related events going forward. Specifically, we have aligned ourselves and contracted with a U.S. nationwide credit organization dedicated to improving the credit scores of individual borrowers by working with creditors and other parties.

Would-be borrowers to us will have the opportunity to “click-on” our website requesting this service, in which case we will automatically fill out all the necessary paperwork with information submitted by the applicant, including their obtained current credit score, and submit it electronically to their partner organization that specializes in restoring an individual’s credit. At this point, the credit-fixing agency will work directly with the borrower to resolve their credit rating issues. Thus, accessing this credit-fixing service via us saves potential borrowers both time and effort in filling out the necessary hard copy paper work, an electronic copy of which we retain on file from our partner organization.

As part of this service, borrowers will have access to a credit-fixing organization that has been vetted and endorsed by our company and provides a money-back guarantee should an individual’s particular credit score fail to be fixed. Under this arrangement, we will receive a referral fee percentage from the fees charged by the credit-fixing agency to the end user/borrower. We estimate the fees charged by the credit agency will range from $200 to $2,000 and more, based on the level of services required to satisfactorily improve a potential borrower’s credit profile. Finally, once an individual’s credit rating has been improved, the credit-fixing agency will notify us, and we will update the borrower’s profile on our site to reflect the now more favorable credit rating.

Finally, our third revenue stream will come from charging would-be borrowers a fee to get their credit ratings from the three U.S. national consumer credit rating agencies. As part of our application process, these credit ratings must be obtained on each respective borrower for inclusion in their personal loan profile kept on file with us.  In order to access individual credit ratings from these third party providers, however, we will have to pay a fee, which we will in turn pass onto borrowers at a higher rate. As part of our service offering to customers, this information will also be made available to the borrower applicant who is able to securely access it, print it out or use it anytime by accessing their Swap-A-Debt profile. Comparatively, gaining access to an individual’s official credit scores from these three bureaus can normally cost borrowers even more when done outside of requesting this information in conjunction with Swap-A-Debt. Additionally, in order to procure this information, an individual must be willing to invest the time and effort necessary to sign-up and pay at each of these three companies, respectively.

In addition to these potential revenue streams, we are currently developing additional financial related services for our online borrowing and lending platform, which we intend to make available going forward.

Customer Base

Our business will target the underserved niche sector of small loan lending in the financial community by specializing in loans that range from $25,000 and below.

Historically, procuring a loan in the $1,000 to $25,000 category has often proven substantially difficult for many borrowers, as most banks and financial institutions simply to not cater to personal loan levels this low. In fact, most traditional lending institutions and professional financial brokers draw the “cut off” point at a minimum level, below which it is simply not economically profitable for these organizations to service given the time and resources required to execute these loan transactions. Additionally, many customers of the small loan market may have poor or non-existent credit scores and/or borrowing profiles that simply are not compelling enough for traditional lenders to take interest. For this reason, many small-loan seekers often face few alternatives such as turning to friends and family or other more costly sources, such as payday advances or credit card cash advances, to meet their financing needs, or else they simply do without.

While the Swap-A-Debt program will be open to all would-be borrowers, as there are no minimum criteria, we believe an individual’s credit rating and other important personal borrowing characteristics are likely to play a key role for lenders in selecting a particular borrower’s loan profile.

We currently anticipate our customer base as borrowers seeking access to a loan level between $1,000 and $25,000, with the average loan likely to be between $5,000 and $20,000, although loan amounts above and below these ranges are also possible. Likewise, we anticipate that our lender profiles are likely to encompass individual lenders of all sorts seeking returns on their investment in the approximate average range of 10.0% to 16.0%.

Benefits to the Parties Involved

Benefits to Borrowers

We are creating our peer-to-peer lending community to address the needs of small loan borrowers with few alternatives in the current financial market place. Several key advantages to borrowers that will be participating in our online lending program will include the following once our website is completed:

•	We anticipate they will have access to needed funds in the small loan range of $1,000 to $25,000

•
We anticipate that they will have the ability to pay a comparatively favorable interest rate, typically ranging from an average of 10% to 16+%, relative to the higher rates often charged by alternative sources such as 25+% for cash advances, credit card changes and payday advances, among others

•
We anticipate that our clients will have the ability to independently source funding from an anonymous third party lender, rather than face the potentially awkward experience of having to approach family and friends for money

•
We expect our clients to have the convenience of an online “banking-like” experience, whereby the borrower can apply for a loan online and monitor the results of their application and “lender hits” anytime, anywhere online.

Benefits to Lenders

Likewise, we believe our lending program will offer several advantages and incentives for lenders to participate in our peer-to-peer community as below.

•
Compared to the estimated return typically earned on cash deposits, which can range from 2.0% and below, we will be able to offer lenders the chance to participate in an investment opportunity with average returns as high as 10% to 16+% on loans made.

•
As part of the features of our online lending program, lenders will be able to diversify their investments in a portfolio of loans by electing to disperse their funds amongst one or several different borrowers. Additionally, a single lender will be able to choose to provide just a fraction of a borrower’s requested amount, with the remainder coming from other participating lenders in the online community. By choosing to practice lending diversification, lenders should better be able to insulate their returns from the default of any one/few borrowers while still earnings superior returns.

•	The convenience of an online “investing” experience, whereby the lender can create his/her own portfolio of borrower loans.

Credit Rating Services

Borrowers who come to our website will need to pull their credit report to show to their prospective Lender.  This is a critical step that provides the Lender the ability to ascertain the risk associated with the Borrower. Therefore, we have applied for credit reporting services with:  Credit America USA, LLC in Glendale, California to assist our clients with getting their credit reports Credit America is a registered member of the National Credit Reporting Association and follows the guidelines of the Fair Credit Reporting Act.  We will be paying $12 for an individual credit report and $14 for a joint credit report pulled from Credit America and will charge the client $25 for the report regardless of individual or joint.

In some cases, after borrowers have pulled their credit report, they will find that their credit score is poor and will look for a way to overcome this predicament.  We feel that providing a way to fix their credit will be a useful solution for many of our potential borrowers. Therefore, we have allowed a credit repair company to advertise on our website called RX Credit Doctors in Woodland Hills, California. Credit Doctors, Inc. is a credit repair company that has been in business since 1983.  We will receive a fee from Credit Doctors of thirty (30%) percent of the fees that Credit Doctor receives for each borrower that uses this service.

We do not have a written agreement with either company to provide these services but do have a verbal understanding with both entities to provide these services.

Competition

Competitors are listed as follows:

Prosper was the first on-line peer-to-peer matchmaker which started in February 2006 and has over 600,000 users, over 10,000 deals and loans over $200 million. They were initially funded and founded by Chris Larson who founded E-Loan before Prosper.

In April 2007, Ebay moved into peer-to-peer lending space with the purchase of pre-launch, San Francisco based MicroPlace.

Circle lending started in October 2007 and sold a majority stake in the company to Richard Branson’s Virgin USA, re-branding itself as Virgin money. The site manages more than $200 million in loans between friends and family.

The Online Banking Report predicts that within five years, the total market for P2P lending in the U.S. could surpass 1,000,000 loans annually.

Resources Requirements

The resources and necessary know-how to create a successful online community for the purpose of conducting financial transactions, including the borrowing and lending of funds, are extensive. In addition to technical programming skills, the builder must have a thorough understanding of the complex laws and requirements of United States, on a state by state basis, that regulate the online banking industry and dictate its permissible transactions. Effectively, all code must be written to comply with virtually hundreds of laws at every stage and consideration of the transaction process, including the requirements of the Securities and Exchange Commission, the Department of Homeland Security and federal and state laws, among others. Failure to identify and comply with all of these laws as part of peer-to-peer provider’s business plan can delay, halt or even close down an operator’s efforts.

We have invested many thousands of man-hours, and the expertise equivalent of over one hundred years in the programming industry via 16 high level programmers to complete our fully automated Internet website. These efforts were undertaken to ensure all code comprising our platform is logically written to comply with the laws of United States. Furthermore, while we believe our website provides an easy-to-use platform for users, the actual technical framework behind our site is extremely sophisticated. We believe this level of complexity limits the ability of new players to easily enter the market.

Otherwise, we will utilize the proceeds of the investment to bring on senior management to the company. Because of the high automation of our website the personnel requirements for us are relatively modest. We will also embark on a major marketing campaign to expand our client base and we are  in discussions with major marketing companies to execute this program.

Potential Future Business

We believe we will be the only online peer-to-peer lending platform for the underserved, small loan market of sub-$25,000 that offers an array of additional credit and financing services to potential borrowers. We do not intend to use any of our own funds for making loans to would-be borrowers; rather the entire amount of funds invested in loans will be sourced from other lender participants in our online platform. Going forward, we may choose to pursue a “hybrid model” whereby loans to individual borrowers are sourced in part from the peer-to-peer lending community and in part directly from our own corporate funds.

We believe this hybrid model would be unique to the industry as, at present, the industry of online lending is comprised of players participating either solely as a banking organizations with the deployment of their own funds/customer deposits, or as a peer-to-peer operation where no “house” funds are involved.

Additionally, going forward, we envision extending our lending services small businesses seeking up to approximately $10 million in funding.

Employees

As of March 10, 2009, we have two full-time employees, Marco Garibaldi and Edward DeFeudis. Marco Garibaldi is the CEO and Co-Founder, and Edward DeFeudis is the President and Co-Founder. Mr. Garibaldi and Mr. DeFeudis each spend in excess of 50 hours per working on behalf of the company. As we launch and begin to generate revenue, we will look to raise capital and hire 9 additional staff members over the next 12 months.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES

Our principal executive office is located at 940 Lincoln Rd. Suite 220 Miami, FL 33137.  We pay rent of $850 per month to occupy this location.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Sheets, a quotation service for OTC securities, under the symbol “SWPD.PK.” Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Our listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Quotes for OTC securities reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Unlike securities traded on a stock exchange, such as the New York Stock Exchange, issuers of securities traded on the Pink Sheets do not have to meet any specific quantitative and qualitative listing and maintenance standards.

Our stock has been thinly traded. The following table sets forth the high and low sales price per share of our common stock, as reported by the Pink Sheets LLC, for the periods through January 31, 2009, after giving effect to a 1-for-20 reverse stock split of our common stock on February 26, 2008:

	High	Low

2008
January 24, 2008 to February 25, 2008	$0.10	$0.20
February 26, 2008	1:20 Stock Split
February 26, 2008 to March 31, 2008	$2.00	$2.00
Second Quarter	$1.55	$0.25
Third Quarter	$1.01	$0.25
Fourth Quarter	$0.25	$0.10

Holders

As of April 15, 2009, there were approximately 356 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Penny Stock Considerations

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview of Our Performance and Operations

Our business

We are a development stage company in the peer-to-peer (P2P) lending space and we have not generated any revenue since 2005. Our mission is to create the most efficient non-institutional, Internet-based lending community of individual borrowers and lenders that come together to make personal loans in which both parties benefit.  Our target market is personal loans ranging from $1,000-$25,000.

Peer-to-peer lending is one of the fastest growing sectors of the financial services industry.  While the market for such lending is currently relatively small, and with only approximately $650 million borrowed and lent during all of 2007, the market is already experiencing significant growth and is projected to boom over the coming years reaching nearly $6 billion in loans by 2010.

While the popularity and the ubiquity of the Internet are certainly major factors driving the peer-to-peer lending market forward, there are also very clearly major macro and micro economic factors propelling this business forward.  As a result of an overheated housing sector, and other economic factors, financial institutions have significantly tightened credit standards making it difficult for many consumers to acquire non-collateralized personal loans.  Such loans that are available have become considerably more expensive over the past year.  These financial market conditions have created an opportunity for individual lenders to step in and fill the small loan lending gap, fuelling the current hyper-growth we are currently experiencing in the peer-to-peer lending market.

Peer-to-peer lending offers significant benefits to both borrowers and lenders.  Through peer-to-peer lending borrowers are able to access funds at rates that typically range from 10% to 16%, which compare very favorably to credit card advances, which are often over 25% annually or short-term consumer loans, which are often made at over 100% interest per year.  Peer to peer lenders also realize significant potential benefits.  Compared to the estimated return typically earned on cash deposits, which can range from 2% and below, peer-to-peer lending offers lenders a chance to participate in investment opportunities with much higher returns.  Peer-to-peer lending also offers socially positive benefits to lenders that many find attractive.

Via our website, we are going to provide screening and credit checks on borrowers and allows lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of the loan applications, the matching of borrowers and lenders, the tracking of loan payments, and other related functions are handled on a completely automated basis allowing us to incur extremely low overhead costs, likely resulting in meaningful operating margins.

Based on our revenue model, we intend to earn revenue from the fees for the services it provides which are typically 1% to 3% based on the size and the credit rating of the borrower. Additionally, we will charge a 1% annual servicing fee from the borrower on all outstanding balances. While these fees constitute the initial revenue model, we believe it is highly likely the company will develop additional streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

We had no operations during the fiscal year ended January 31, 2009 and 2008. Our expenses during that time incurred general and administrative expenses in the amount of $528,842 and $236,862, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch its services. The losses during those two years included accrued officers’ salaries in the amount of $0 and $431,583, which were forgiven during the quarter ended April 30, 2008 resulting in a gain in the amount of $431,583.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated no revenue since 2005 and have accumulated losses of $5,267,564 at January 31, 2009 and $5,091,647 thru January 31, 2008. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support its daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

On February 26, 2008, we effectuated a 1:20 reverse split.  Additionally, we purchased the domain names and business plan of “Swap-A-Debt, Inc.” in exchange for 22,200,000 post-split shares.  On April 18, 2008, the three holders of the Convertible Notes Payable amounting to $1,130,000 converted their notes into 9,040,000 shares of Common Stock in full satisfaction of the debt outstanding.

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1)	We are a development stage company and plan to work with Hadlock and Associates of Natick MA to remain compliant to facilitate consumer loans in all 50 states and obtain licenses where required;

2)	We will establish a marketing relationship with a Search Engine Optimization company to give us maximum Web exposure;

3)	We will also continue to establish and maintain our relationships with realtors, accountants, attorneys, etc they can help to send us business; and

4)	We will continue to pursue a major funding through a hedge fund or broker dealer to enable us to accelerate our business plan.

Over the next 12 months, we anticipate our expenses could range from $300,000 to $3,600,000, depending upon financing and the acceleration of our business plan.

If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised. Under this reduced budget, our expenses may be $300,000 for the next 12 months. We believe that we could operate with our current cash on hand while satisfying any shortfall in cash flow with income that will be generated after the launch of our website.

If we obtain a large financing in the future, we would accelerate our business plan and hire up to 9 more staff members, increase our office space and operations, and increase our advertising and marketing budget, all of which would directly affect the performance of the company.

RESULTS OF OPERATIONS

As of the year ended January 31, 2009, we had cash on hand of $72,060 and our total assets were $194,072 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $12,740 and a short-term convertible note payable in the amount of $250,000 due on April 30, 2009.  With the continued losses and a resulting accumulated deficit of $5,267,564, we have negative shareholder’s equity in the amount of $168,668.

We are currently operating at a loss and we have a net loss of $175,917 for the year ended January 31, 2009. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had cash of $72,060.  However, due to the current instability of the credit market and our limited history with no revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

During this offering, the Company has agreed to bear the expenses of the registration of the shares, including legal and accounting fees, and such expenses are estimated to be approximately $25,000. As to the following serious conditions:

1)	As of January 31, 2009, we had cash of $72,060;

2)	We received an aggregate of $850,000 from the sale of three promissory notes in 2008;

3)	Our auditor had determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

On August 29, 2008, the Company received additional outside funding in the amount of $250,000 in the form of a short-term 12% convertible promissory note, payable December 29, 2008.

At this time, Mr. DeFeudis has not identified any sources of additional financing. Upon developing a trading market for the common stock he intends to seek additional sources of financing through hedge funds and/or licensed broker-dealers, however, given our precarious financial condition and our lack of business, a trading market may not develop in the foreseeable future.

We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations. Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $850,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

To date, we have been able to secure $850,000 that we raised through two convertible promissory notes in January 2008 for $300,000 each and one convertible promissory note for $250,000 in August 2008. Since August, we have not been able to raise any additional capital. We may also rely on sources to borrow funds in the form of loans.

Even if we do not raise additional capital, we believe that we will be able to continue operations for twelve months based on the funding currently provided and revenues that we anticipate generating in the near future. Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-	Any obligation under certain guarantee contracts;

-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

-
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 3 to the audited financial statements for the year ended January 31, 2008. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending January 31, 2010, we will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial results.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We will adopt this standard at the beginning of our year ending December 31, 2008 for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS No. 141(R) will have on our financial results .

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We will adopt this standard at the beginning of our year ending December 31, 2008 for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS No. 160 will have on our financial results.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. We will adopt this standard at the beginning of our year ending December 31, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial results.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Swap-A-Debt, Inc.
Index to Financial Statements
January 31, 2009 and 2008

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of January 31, 2009 and 2008	F-2

Statements of Operations for the years ended	F-3
January 31, 2009 and 2008

Statement of Changes in Shareholders' Deficit
for the years ended January 31, 2009 and 2008	F-4

Statement of Cash Flows for the years ended	F-5
January 31, 2009 and 2008

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Swap-A-Debt, Inc. (fka 5fifty5.com, Inc.)
Miami, FL

We have audited the accompanying balance sheets of Swap-A-Debt, Inc. (fka 5fifty5.com, Inc.) as of January 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended January 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swap-A-Debt, Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue, significant assets or cash flows that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS Stephenson & Co., P.C.

Wharton, Texas
April 3, 2009

Swap-A-Debt, Inc.
Balance Sheets
January 31, 2009 and 2008

Assets	2009	2008
Current assets
Cash and cash equivalents	$72,060	$384,360
Total current assets	72,060	384,360

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(7,048)	(4,980)
Property and equipment, net	1,259	3,327

Other assets
Domain names	28,000	-
Software development costs	92,753	106,711

Total assets	$194,072	$494,398

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued salaries	-	431,583
Accrued interest	12,740	-
Convertible notes payable	250,000	1,130,000
Total liabilities	362,740	1,661,583

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
49,500,000 and 63,751,456 shares issued and outstanding, respectively	49,500	63,752
Additional paid-in capital	5,049,396	3,860,710
Accumulated deficit	(5,267,564)	(5,091,647)
Total stockholders' deficit	(168,668)	(1,167,185)
Total liabilities and stockholders' equity	$194,072	$494,398

The accompanying notes are an integral part of these financial statements.

Swap-A-Debt
Statements of Operations
For the Years Ended January 31, 2009 and 2008

	2009	2008

Revenues	$-	$-

Operating expenses
Selling, general and administrative expenses	528,842	236,862
Research and development costs	61,435	28,000
Total operating expenses	590,277	264,862

Income (loss) from operations	(590,277)	(264,862)

Other income (expense)
Interest income	-	144
Gain from extinguishment of officer accrued salaries	431,583	-
Gain on sale of marketable securities	375	-
Interest expense	(17,598)	(10,947)
Total other income (expense)	414,360	(10,803)

Income (loss) before provision for income taxes	(175,917)	(275,665)

Provision for income taxes	-	-

Net income (loss)	$(175,917)	$(275,665)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.004)	$(0.004)
Basic and fully diluted weighted average common shares outstanding	44,085,744	63,751,456

The accompanying notes are an integral part of these financial statements.

Swap-A-Debt, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended January 31, 2009 and 2008

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 31, 2007	-	$-	26,251,456	$26,252	$3,860,710	$(4,815,982)	$(929,020)

Issuance of common stock
in lieu of issuance of preferred stock			37,500,000	37,500	-		37,500

Net income (loss)	-	-	-	-	-	(275,665)	(275,665)

Balance at January 31, 2008	-	-	63,751,456	63,752	3,860,710	(5,091,647)	(1,167,185)

Reverse stock split			(60,563,798)	(60,564)	60,564		-

Shares issued for purchase
of Domain Name			22,200,000	22,200			22,200

Shares issued for services			15,072,342	15,072	7,162		22,234

Shares issued for debt conversions			9,040,000	9,040	1,120,960		1,130,000

Net income (loss)	-	-	-	-	-	(175,917)	(175,917)

Balance at January 31, 2009	-	$-	49,500,000	$49,500	$5,049,396	$(5,267,564)	$(168,668)

The accompanying notes are an integral part of these financial statements.

Swap-A-Debt, Inc.
Statements of Cash Flows
For the Years Ended January 31, 2009 and 2008

	2009	2008

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(175,917)	$(275,665)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	42,220	41,012
Gain on sale of marketable securities	(375)
Common stock issued for services	22,234
Increase (decrease) in accrued interest	12,740
Increase (decrease) in accrued salaries	(431,583)	166,583
Net cash provided from (used by) operating activities	(530,681)	(68,070)

Cash Flows Provided From (Used By) Investing Activities
Purchase of marektable securities	(5,625)	-
Proceeds from sale of marketable securities	6,000	-
Purchase of Domain Names	(5,800)	-
Investment in software development	(26,194)	(28,000)
Net cash provided from (used by) investing activities	(31,619)	(28,000)

Cash Flows Provided From (Used By) Financing Activities
Borrowings from line of credit, net	-	1,694
Bank overdraft	-	(240)
Proceeds from officer's loan	-	29,000
Payments on officer's loan	-	(150,024)
Proceeds from issuance of convertible notes payable	250,000	600,000
Net cash provided from (used by) financing activities	250,000	480,430

Net increase (decrease) in cash and cash equivalents	(312,300)	384,360
Cash and cash equivalents, beginning of year	384,360	-
Cash and cash equivalents, end of year	$72,060	$384,360

Supplemental disclosure
Interest paid during the period	$4,858	$10,947
Non-cash transactions:
Issuance of common stock for debt conversions	$1,130,000	$-

The accompanying notes are an integral part of these financial statements.

Swap-A-Debt, Inc.
Notes to Financial Statements
January 31, 2009 and 2008

1.    Organization, Description of Business, and Basis of Accounting

Swap-A-Debt, Inc. (the “Company”) was originally incorporated on June 24, 1988 under the laws of the State of Delaware as Windsor Capital Corp.  Between March 2001 and January 2008, the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, inc., and finally, Swap-A-Debt, Inc.

The Company owns a patent-pending proximity advertising service to be used primarily in rental cars and taxicabs.  This service will be capable of issuing advertisements and product coupons to consumers within a specified distance from the advertiser’s location.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a fiscal year-end of January 31.

2.    Going Concern Uncertainty

The Company has had no revenue or significant assets since 2005.  At January 31, 2009 and 2008, the Company had accumulated losses of $5,293,758 and $5,091,647, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At January 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.  As of January 31, 2009 and 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Swap-A-Debt, Inc.
Notes to Financial Statements
January 31, 2009 and 2008

Property and Equipment

Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended January 31, 2009 and 2008 was $2,068 and $1,660, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

As of January 31, 2009 and 2008, the Company's has no issued and outstanding warrants or options.

Research & Development

The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $87,629 and $56,000 during the years ended January 31, 2009 and 2008, respectively.

Internally Developed Software Costs

The Company develops software that is utilized to meet the Company’s internal needs and applies Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, in determining the costs to be capitalized as internally developed software costs and the expected useful life of the software assets.

At January 31, 2009 and 2008, the Company had unamortized software costs of $92,753 and $106,711.  Developed software costs are being amortized over 5 years using the straight-line method. Amortization expense during the years ended January 31, 2009 and 2008 was $40,152 and $39,352, respectively,  During the years ended January 31, 20009 and 2008, the company capitalized $26,194 and $28,000, respectively, of software costs incurred in developing and modifying the software.

Concentrations of Risk

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Swap-A-Debt, Inc.
Notes to Financial Statements
January 31, 2009 and 2008

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R), the Company had no share-based compensation arrangements. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented had the Company recognized stock-based compensation in accordance with SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the stock-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.    Accrued Officer Salaries

On April 30, 2008, the Company’s majority shareholder and key officer forgave the accrued salaries aggregating $431,583 due to him.  Accordingly, the Company recorded a gain on the debt forgiveness of $431,583 during the year ended January 31, 2009.

5.    Officer Loan Payable

As of January 31, 2007, the Company’s sole officer had advanced the Company $121,024.  During the year ended January 31, 2008, the officer advanced an additional $29,000.  In January 2008, the Company repaid the officer loan payable in full.

6.    Line of Credit

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s sole officer.  At January 31, 2009 and 2008, the Company owed $100,000 and $100,000, respectively.

Swap-A-Debt, Inc.
Notes to Financial Statements
January 31, 2009 and 2008

7.    Preferred Stock Purchase Agreement

In August 2005, the Company entered into a Stock Purchase Agreement with the current officer whereby the Company would sell 3,750,000 shares of Preferred Stock, Par $0.01, for cash of $37,500, of which the proceeds would be used to settle outstanding debts of the Company.  In connection with the agreement, the former management of the Company resigned and the current officer assumed management responsibilities of the Company.  In January 2008, the Company and the officer agreed the Company would issue 37,500,000 shares of Common Stock, Par $0.001, in lieu of the 3,750,000 Preferred Shares in full satisfaction of the Company’s obligations under the Stock Purchase Agreement.

8.    Convertible Notes Payable

Convertible notes payable consist of the following at January 31, 2009 and 2008:

	2009	2008
Convertible note payable to an individual date August 29, 2008, interest at 12%, due on or before April 18, 2008, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$250,000	$-

Convertible note payable to an individual date January 18, 2008, interest at 9%, due on or before April 18, 2008, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.50	-	300,000

Convertible note payable to an individual date January 18, 2008, interest at 9%, due on or before April 18, 2008, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.50	-	300,000

Convertible note payable to an individual date January 18, 2008, with no specified interest or due date, convertible into shares of common stock at a conversion price equal to the 10 day
average closing price multiplied by 0.50	-	530,000

Total	$250,000	$1,130,000

On August 29, 2008, the Company issued a short-term convertible promissory note for $250,000.  The note accrues interest at 12% per annum, and all outstanding principal and accrued interest is due on March 29, 2009.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.

Swap-A-Debt, Inc.
Notes to Financial Statements
January 31, 2009 and 2008

9.    Common Stock Transactions

On February 26, 2008 the Company effectuated a 1:20 reverse-split. Upon completion of the reverse split, the Company had 3,187,658 shares issued and outstanding, after consideration of fractional shares.

On February 26, 2008, the Company purchased the domain name and business plan of “Swap-A-Debt, Inc.” in exchange for 22,200,000 post-split shares of restricted common stock. The purchase was value at $22,200.

On February 26, 2008, the Company issued 15,000,000 post-split shares of restricted common stock in consideration of services rendered.  The value of the services was $15,000.

On April 18, 2008, the Company issued 9,040,000 shares of common stock in full satisfaction of $1,130,000 in convertible notes payable outstanding (Note 5).

During the third quarter 2008, the Company issued 72,342 common shares in consideration for services rendered.  The value of the services was $7,234.

10.  Related Party Transactions

In January 2008, the Company issued 37,500,000 shares of common stock to the Company’s sole officer (Note 6).

On April 30, 2008, the Company’s majority shareholder and key officer forgave the accrued salaries aggregating $431,583 due to him.  Accordingly, the company recorded a gain on the debt forgiveness during the quarter ended April 30, 2008.

During the year ended January 31, 2008, the Company’s sole officer has advanced funds to the Company as part of an Officer Loan Payable (Note 5).  The advances were repaid in full during the year ended January 31, 2008.

11.  Income Taxes

The Company has net operating loss carryforwards that were derived solely from operating losses for the year ended January 31, 2009 and 2008 in the amounts of $477,776 and $275,665, respectively.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

The operating losses derive a deferred tax asset of $162,444 and $92,726 at January 31, 2009 and 2008, respectively.  At January 31, 2009 and 2008, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

12.  Contingent Liabilities

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of January 31, 2009, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Swap-A-Debt, Inc.
Notes to Financial Statements
January 31, 2009 and 2008

13.  Key Operating Officer

At January 31, 2009, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

14.  Selected Quarterly Financial Results (unaudited)

January 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$-	$-	$-	$-
Operating income (loss)	(91,806)	(170,297)	(217,758)	(110,416)
Other income (loss)	430,500	(971)	(6,435)	(8,734)
Net income (loss)	$338,694	$(171,268)	$(224,193)	$(119,150)
Net loss per common share
Basic and diluted	$0.011	$(0.003)	$(0.005)	$(0.002)

January 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$-	$-	$-	$-
Operating income (loss)	(55,243)	(55,340)	(55,340)	(98,939)
Other income (loss)	(694)	(694)	(694)	(8,721)
Net income (loss)	$(55,937)	$(56,034)	$(56,034)	$(107,660)
Net loss per common share
Basic and diluted	$(0.002)	$(0.002)	$(0.002)	$(0.002)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is PS Stephenson & Co., P.C., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have two Directors and Officers as follows:

NAME	POSITION	AGE
Marco Garibaldi	Chief Executive Officer	53
Edward C. Defeudis	President, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors	36

The business background descriptions of the officers and directors:

Edward C. Defeudis, our Chairman of the Board of Directors and director, holds office until the next annual meeting of the shareholders of our company, and until his successor has been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.  The following sets forth biographical information regarding the above Officers and Director.

Marco Garibaldi, Chief Executive Officer

Mr. Garibaldi became our CEO since February 26, 2008. He is also serving as Manager of Situation X, LLC. Mr. Garibaldi has extensive experience as an entrepreneur and manager overseeing the development and growth of innovative emerging companies. He is also a computer programmer by trade with over 30 years of extensive experience in a variety of sectors including computer programming, the Internet, entertainment and the business advisory industry.

He began his career at Burroughs and Sperry, which in 1986, became Unisys Corp. and later founded a think-tank corporation called InterComm, Inc. While at InterComm, Inc., Mr. Garibaldi was responsible for introducing a host of essential on-line applications widely used today and familiar to most Internet users. Specifically, his contributions are credited with the development of the online shopping cart, the online bookstore and the auction server, each of which represents a fundamental component of the current Internet commerce environment. Currently, while seeing the underserved need in the microfinance lending industry, Mr. Garibaldi has dedicated his extensive technical skills and creative ingenuity to establishing Swap-A-Debt, an online peer-to-peer lending community designed to bring lenders and borrowers together to pursue new opportunities in this largely untapped market space of micro-lending.

Edward C. DeFeudis, President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

Mr. DeFeudis is our President, Chief Financial Officer, Principal Accounting Officer and Chairman of our Board of Directors since August 2005 and he is mainly responsible for all start-up activities from business plan through execution. He is the Manager of Spider Investments, LLC, as well as the President of Lion Equity Holding Corp., which provides investment banking consulting business services, since 1999.  From March 2004 to February 2006, he served as President and Chief Executive Officer of Ringo, Inc. Mr. DeFeudis also served as Financial Advisor for several financial institutions such as Paragon Capital, Merrill Lynch, Oppenheimer Securities, and Euro-Atlantic Securities from 1996 to 1999.

Mr. DeFeudis graduated from University of New Hampshire in 1995 with a BA degree in Political Science.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

The director and executive officer have not been involved in: (a) bankruptcy; (b) criminal proceeding; or (c) any other legal proceeding.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:


the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2009.

Auditors; Code of Ethics; Financial Expert

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Marco Garibaldi (1) President, Chief Executive Officer,	2009	$0	0	15,000	0	0	0	80,000	$95,000
	2008	$0	0	0	0	0	0	0	$0

Edward C. DeFeudis,	2009	$0	0	0	0	0	0	90,000	$90,000
President, Chief Financial Officer,	2008	$0	0	0	0	0	0	0	$0

(1)  Pursuant to a Purchase Agreement dated February 26, 2008, Situation X, LLC was granted 15,000,000 shares of our common stock in connection with services rendered and to be rendered by Marco Garibaldi with respect to our business. Mr. Garibaldi is the beneficial owner of Situation X, LLC. Mr. Garibaldi was also granted $80,000 as consulting fee for his services to Situation X, LLC.

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1) (2)	# of Shares	% of Class (7)

Edward C. DeFeudis C/O 1001 BRICKELL BAY DR, SUITE 1804 MIAMI, FL 33131 (3)	24,675,000	49.84%
Spider Investments, LLC C/O 1001 BRICKELL BAY DR, SUITE 1804 MIAMI, FL 33131 (4)	22,200,000	44.84%
Marco Garibaldi 9200 SUNSET BLVD #625 LOS ANGELES, CA 90069 (5)	15,000,000	30.30%
Situation X, LLC C/O MARCO GARIBALDI 9200 SUNSET BLVD #625 LOS ANGELES, CA 90069 (5)	15,000,000	30.30%
Robert S Pearson 1422 BURTONWOOD DR GATONIA, NC 28054 (6)	4,240,000	8.56%
All named executive officers and our sole director as a group (two (2) persons)	39,675,000	80.15%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
The number of shares beneficially owned by Mr. DeFeudis includes 1,875,000 shares of common stock issued on January 2008, 600,000 shares of common stock owned by Lion Equity Holding Corp. and 22,200,000 shares issued to Spider Investment LLC pursuant to a Purchase Agreement.

(4)
On February 26, 2008, we acquired all the right, title and interest in www.swapadebt.com, a person-to-person lending website, in exchange for the issuance of 22,200,000 shares of our common stock to Spider Investments, LLC, pursuant to a Purchase Agreement.

(5)
Pursuant to a Purchase Agreement, in connection with the services rendered and to be rendered by Marco Garibaldi with respect to our business, we issued 15,000,000 shares of our common stock to Situation X, LLC, a Delaware limited liability company.  Marco Garibaldi is the beneficial owner of Situation X, LLC.

(6)
On August 2004, we issued to Robert Alick a 9% convertible promissory note at an amount of $537,500 for the services and monies rendered from January 2, 2001 to August 1, 2004, executed by Energy Control Systems, Corp. On September 2, 2004, Mr. Alick assigned the note to Joe Meuse. On August 15, 2005, Mr. Meuse assigned it to Erin Reusch. On November 4, 2005, Ms. Reusch exercised $7,500 of the note for the issuance of 758,713 shares of our common stock and assigned the balance to Robert S. Pearson on January 15, 2008, which was $530,000. On April 18, 2008, Mr. Pearson exercised the note at conversion price of $0.125 per share, and was issued 4,240,000 shares of our common stock.

On August 29, 2008, we entered into a 12% convertible promissory note with Robert S. Pearson. The maturity date of the contract shall be December 29, 2008. The conversion price shall be equal to the average closing bid price of the common stock (as reported by Bloomberg L.P.) on the Pink Sheets OTC market for the 10 trading days prior to the date of the conversion notice multiplied by .80, provided that the conversion notice is submitted to our company before 6:00 p.m., New York, New York time on such conversion date.  However, the conversion price shall not exceed $1.00. The shares which shall be issued by us if this convertible note is converted into shares of our common stock are not being registered pursuant to this Registration Statement and Prospectus.

(7)	Applicable percentage of ownership is based on 49,500,000 shares of common stock outstanding as of April 14, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended January 31, 2009, we were billed approximately $10,500 for professional services rendered for the audit and review of our financial statements. That total amount consisted of $10,500 for the auditing and review of the financial statements for the fiscal year 2008.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended January 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2009.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008 and 2007.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM  15.  EXHIBITS LIST AND REPORTS ON FORM 8-K

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Purchase Agreement between Swap-A-Debt, Inc. and Spider Investments, LLC, dated February 26, 2008.		Exhibit 2.1 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

2.2	Agreement and Plan of Merger by and among Windsor Capital Corp., WCC Acquisition Corp., and Energy Control Technology, Inc., dated March 7, 2001.		Exhibit 2.1 to the Registrant’s Current Report Form 8-K filed on March 22, 2001.

2.3	Agreement and Plan of Merger by and among Windsor Capital Corp., Woodfield Enterprises, Inc. and Internetional Asset Management Group, Inc., dated December 18, 1997.		Exhibit 2.1 to the Registrant’s Current Report Form 8-K filed on February 13, 1998.

2.4	Agreement and Plan of Merger between Windsor Capital Corp. and Boynton Tobacconists, Inc., dated March 7, 2001.		Exhibit 2.1 to the Registrant’s Current Report Form 8-K filed on January 14, 1998.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware.		Exhibit 3.1 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008

3.2	Bylaws of the Registrant.		Exhibit 3.2 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

4.1	12% Convertible Promissory Note between Swap-A-Debt, Inc. and Robert S. Pearson, dated August 29, 2008.		Exhibit 4.1 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

4.2	9% Convertible Promissory Note between Swap-A-Debt, Inc. and Sarah Catherine Huempfner, dated January 18, 2008.		Exhibit 4.2 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

4.3	9% Convertible Promissory Note between Swap-A-Debt, Inc. and Jane Elizabeth Pearson, dated January 18, 2008.		Exhibit 4.3 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008

10.1	Assignment of Convertible Note between Robert Alick and Joe Meuse, dated September 2, 2004.		Exhibit 10.1 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008

10.2	Assignment of Convertible Note between Joe Meuse and Erin Reusch, dated August 15, 2005.		Exhibit 10.2 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008

10.3	Assignment of Convertible Note between Erin Reusch and Robert S. Pearson, dated January 15, 2008.		Exhibit 10.3 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

10.4	Letter of Issuance of Common Stock between Swap-A-Debt, Inc. and Edward C. DeFeudis, dated January 25, 2008.		Exhibit 10.4 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

10.5	Agreement for the Purchase of Preferred Stock between 5fifth5.com, Inc. and Edward C. DeFeudis, dated August 8, 2005.		Exhibit 10.5 to the Registrant’s Registration Statement Form S-1 filed on October 2, 2008.

10.6	Sudjam Production Specifications Agreement		Exhibit 10.6 to the Registrant’s Registration Statement Form S-1/A filed on February 12, 2009.

24	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	✓

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	✓

32.1	Section 1350 Certification of Chief Executive Officer	✓

32.2	Section 1350 Certification of Chief Financial Officer	✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAP-A-DEBT, INC.

Date: April 15, 2009	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward C. DeFeudis	President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board	April 15, 2009
Edward C. DeFeudis

/s/ Marco Garibaldi	Chief Executive Officer	April 15, 2009
Marco Garibaldi