Form 10-Q
period 2009-04-30
WIKILOAN INC.
filed 2009-06-09
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WIKILOAN INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51879	59-2754843
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1177 George Bush Blvd. Suite 201
Delray Beach, FL 33483
 (Address of Principal Executive Offices)
 _______________

(305) 394-8345
 (Issuer Telephone number)
_______________

SWAP-A-DEBT, INC.
940 Lincoln Road, Suite 220
Miami, FL 33139
 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 8, 2009:  49,500,000 shares of Common Stock.

WIKILOAN INC.

FORM 10-Q

April 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE

Item 1. Financial Information

WIKILOAN INC.
(A DEVELOPMENT STAGE COMPANY)

WikiLoan, Inc. (formerly known as Swap-A-Debt, Inc.)
Index to Condensed Financial Statements
April 30, 2009

Page
Number

Condensed Financial Statements:

Condensed Balance Sheets as of April 30, 2009 (unaudited) and January 31, 2009	1

Condensed Statements of Operations for the three months ended	2
April 30, 2009 and 2008 (Unaudited)

Condensed Statement of Cash Flows for the three months ended	3
April 30, 2009 and 2008 (Unaudited)

Notes to Condensed Financial Statements	4

WikiLoan, Inc. (formerly known as Swap-A-Debt, Inc.)
Condensed Balance Sheets
April 30, 2009 (Unaudited) and January 31, 2009

	April 30,	January 31,
Assets	2009	2009
Current assets
Cash and cash equivalents	$11,394	$72,060
Total current assets	11,394	72,060

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(7,565)	(7,048)
Property and equipment, net	742	1,259

Other assets
Domain names	29,940	28,000
Software development costs	81,405	92,753
Total other assets	111,345	120,753

Total assets	$123,481	$194,072

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	20,240	12,740
Convertible notes payable	250,000	250,000
Total liabilities	370,240	362,740

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
49,500,000 and 49,500,000 shares issued and outstanding, respectively	49,500	49,500
Additional paid-in capital	5,049,396	5,049,396
Accumulated deficit	(5,345,655)	(5,267,564)
Total stockholders' deficit	(246,759)	(168,668)
Total liabilities and stockholders' equity	$123,481	$194,072

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. (formerly known as Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Three Months Ended April 30, 2009 and 2008 (Unaudited)

	April 30,
	2009	2008

Revenues	$-	$-

Operating expenses
Selling, general and administrative expenses	69,627	86,166
Research and development costs	-	5,640
Total operating expenses	69,627	91,806

Income (loss) from operations	(69,627)	(91,806)

Other income (expense)
Gain from extinguishment of officer accrued salaries	-	431,583
Interest expense	(8,464)	(1,083)
Total other income (expense)	(8,464)	430,500

Income (loss) before provision for income taxes	(78,091)	338,694

Provision for income taxes	-	-

Net income (loss)	(78,091)	338,694

Unrealized gain on marketable securities	-	6,750

Comprehensive income (loss)	$(78,091)	$345,444

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$0.01
Basic and fully diluted weighted average common shares outstanding	49,500,000	30,739,108

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. (formerly known as Swap-A-Debt, Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended April 30, 2009 and 2008 (Unaudited)

	April 30,
	2009	2008

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(78,091)	$338,694
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	11,865	10,355
Common stock issued for services	-	15,000
Increase (decrease) in accrued interest	7,500	-
Increase (decrease) in accrued salaries	-	(431,583)
Net cash provided from (used by) operating activities	(58,726)	(67,534)

Cash Flows Provided From (Used By) Investing Activities
Purchase of marketable securities	-	(5,625)
Purchase of Domain Names	(1,940)	(2,500)
Net cash provided from (used by) investing activities	(1,940)	(8,125)

Cash Flows Provided From (Used By) Financing Activities
Borrowings from line of credit, net	-	-
Net cash provided from (used by) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(60,666)	(75,659)

Cash and cash equivalents, beginning of period	72,060	384,360

Cash and cash equivalents, end of period	$11,394	$308,701

Supplemental disclosure
Interest paid during the period	$964	$1,083

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. (formerly known as Swap-A-Debt, Inc.)
Notes to Condensed Financial Statements
April 30, 2009

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of WikiLoan, Inc., formerly known as Swap-A-Debt, Inc. ( referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Going Concern Uncertainty

The Company has had no revenue or significant assets since 2005.  At April 30, 2009 and January 31, 2009, the Company had accumulated losses of $5,345,655 and $5,267,564, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s sole officer.  At April 30, 2009 and January 31, 2009, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc. (formerly known as Swap-A-Debt, Inc.)
Notes to Condensed Financial Statements
April 30, 2009

4.	Convertible Notes Payable

On August 29, 2008, the Company issued a short-term convertible promissory note for $250,000.  The note accrues interest at 12% per annum.  During March 2009, the promissory note was extended until August 29, 2009.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.

5.	Contingent Liabilities

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of April 30, 2009, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

6.	Key Operating Officers

At April 30, 2009, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

7.	Common stock transactions

There were no issuances of common stock during the quarter ended April 30, 2009.

8.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended April 30, 2009 and 2008 were computed using 49,500,000 and 30,739,108 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

9.	Subsequent Events

On May 15, 2009, the Board of Directors authorized the change of the Company’s name from Swap-A-Debt, Inc. to WikiLoan Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

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

We had no operations during the fiscal year ended April 30, 2009 and 2008. Our expenses during that time incurred general and administrative expenses in the amount of $69,627 and $86,166, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch its services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated no revenue since 2005 and at April 30, 2009 and February 1, 2009, the Company had accumulated losses of $5,345,655 and $5,267,564, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support its daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

On February 26, 2008, we effectuated a 1:20 reverse split.  Additionally, we purchased the domain names and business plan of “Swap-A-Debt, Inc.” in exchange for 22,200,000 post-split shares.  On April 18, 2008, the three holders of the Convertible Notes Payable amounting to $1,130,000 converted their notes into 9,040,000 shares of Common Stock in full satisfaction of the debt outstanding.

On May 15, 2009, the Board of Directors authorized the change of its name from Swap-A-Debt, Inc. to WikiLoan Inc.

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

RESULTS OF OPERATIONS

As of the quarter ended April 30, 2009, we had cash on hand of $11,394 and our total assets were $123,481 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $20,240 and a short-term convertible note payable in the amount of $250,000 due on August 29, 2009.  With the continued losses and a resulting accumulated deficit of $370,240, we have negative shareholder’s equity in the amount of $246,759.

We are currently operating at a loss and we have a net loss of $78,091 for the quarter ended April 30, 2009. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had cash of $11,394.  However, due to the current instability of the credit market and our limited history with no revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

During this offering, the Company has agreed to bear the expenses of the registration of the shares, including legal and accounting fees, and such expenses are estimated to be approximately $25,000. As to the following serious conditions:

1)	As of April 30, 2009, we had cash of $11,394;

2)	We received an aggregate of $850,000 from the sale of three promissory notes in 2008;

3)	Our auditor had determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We will adopt this standard at the beginning of our year ending December 31, 2008 for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS No. 141(R) will have on our financial results.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

(a)              Exhibits

                  31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)             Reports of Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIKILOAN INC.

Date: June 8, 2009	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board