Form 10-Q
period 2009-07-31
WIKILOAN INC.
filed 2009-09-02
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

(561) 865-5310
 (Issuer Telephone number)
_______________

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of September 2, 2009:  49,500,000 shares of Common Stock.

WIKILOAN INC.

FORM 10-Q

July 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T.	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Balance Sheets
July 31, 2009 (Unaudited) and January 31, 2009

	July 31,	January 31,
Assets	2009	2009
Current assets
Cash and cash equivalents	$51,993	$72,060
Total current assets	51,993	72,060

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,082)	(7,048)
Property and equipment, net	225	1,259

Other assets
Domain names	29,940	28,000
Software development costs	70,057	92,753
Total other assets	99,997	120,753

Total assets	$152,215	$194,072

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	29,055	12,740
Convertible notes payable	350,000	250,000
Total liabilities	479,055	362,740

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
49,427,648 and 63,751,456 shares issued and outstanding, respectively	49,500	49,500
Additional paid-in capital	5,049,396	5,049,396
Accumulated deficit	(5,425,736)	(5,267,564)
Total stockholders' deficit	(326,840)	(168,668)
Total liabilities and stockholders' equity	$152,215	$194,072

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Three Months Ended July 31, 2009 and 2008 (Unaudited)

	Three Months Ended July 31,
	2009	2008

Revenues	$-	$-

Operating expenses
Selling, general and administrative expenses	70,351	147,122
Research and development costs	-	23,175
Total operating expenses	70,351	170,297

Income (loss) from operations	(70,351)	(170,297)

Other income (expense)
Interest income	-	-
Gain from extinguishment of officer accrued salaries	-	-
Gain on sale of marketable securities	-	375
Interest expense	(9,730)	(1,346)
Total other income (expense)	(9,730)	(971)

Income (loss) before provision for income taxes	(80,081)	(171,268)

Provision for income taxes	-	-

Net income (loss)	(80,081)	(171,268)

Unrealized gain (loss) on marketable securities	-	(6,750)

Comprehensive income (loss)	$(80,081)	$(178,018)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.002)	$(0.003)
Basic and fully diluted weighted average common shares outstanding	49,500,000	49,427,648

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Six Months Ended July 31, 2009 and 2008 (Unaudited)

	Six Months Ended July 31,
	2009	2008

Revenues	$-	$-

Operating expenses
Selling, general and administrative expenses	139,978	233,288
Research and development costs	-	28,815
Total operating expenses	139,978	262,103

Income (loss) from operations	(139,978)	(262,103)

Other income (expense)
Gain from extinguishment of officer accrued salaries	-	431,583
Gain on sale of marketable securities	-	375
Interest expense	(18,194)	(2,429)
Total other income (expense)	(18,194)	429,529

Income (loss) before provision for income taxes	(158,172)	167,426

Provision for income taxes	-	-

Net income (loss)	(158,172)	167,426

Unrealized gain on marketable securities	-	-

Comprehensive income (loss)	$(158,172)	$167,426

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.003)	$0.004
Basic and fully diluted weighted average common shares outstanding	49,500,000	40,238,256

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended July 31, 2009 and 2008 (Unaudited)

	Six Months Ended July 31,
	2009	2008

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(158,172)	$167,426
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	23,730	21,110
Gain on sale of marketable securities	-	(375)
Increase (decrease) in accrued interest	15,000	-
Increase (decrease) in accrued salaries	-	(431,583)
Net cash provided from (used by) operating activities	(119,442)	(243,422)

Cash Flows Provided From (Used By) Investing Activities
Purchase of marketable securities	-	(5,625)
Proceeds from sale of marketable securities	-	6,000
Purchase of Domain Names	(1,940)	(2,500)
Net cash provided from (used by) investing activities	(1,940)	(2,125)

Cash Flows Provided From (Used By) Financing Activities
Borrowings from line of credit, net	-	-
Common stock issued for services	-	15,000
Proceeds from issuance of convertible debt	100,000	-
Net cash provided from (used by) financing activities	100,000	15,000

Net increase (decrease) in cash and cash equivalents	(21,382)	(230,547)

Cash and cash equivalents, beginning of period	72,060	384,360

Cash and cash equivalents, end of period	$50,678	$153,813

Supplemental disclosure
Interest paid during the period	$1,879	$2,429

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2009

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of WikiLoan, Inc., formerly known as Swap-A-Debt, Inc. , ( referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2010.

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

On May 15, 2009, the Company changed its name from Swap-A-Debt, Inc. to WikiLoan, Inc.

2.	Going Concern Uncertainty

The Company has had no revenue or significant assets since 2005.  At July 31, 2009 and January 31, 2009, the Company had accumulated losses of $5,424,421 and $5,267,564, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s sole officer.  At July 31, 2009 and January 31, 2009, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2009

4.	Convertible Notes Payable

On August 29, 2008, the Company issued a short-term convertible promissory note for $250,000.  The note accrues interest at 12% per annum.  During March 2009, the promissory note was extended until August 29, 2009.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.  The Company has accrued interest of $27,740 at July 31, 2009.

On May12, 2009, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before May 12, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.  The Company has accrued interest of $1,315 at July 31, 2009.

On July 28, 2009, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before July 28, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.

5.	Contingent Liabilities

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of July 31, 2009, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

6.	Key Operating Officers

At July 31, 2009, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

7.	Common stock transactions

There were no issuances of common stock during the six months ended July 31, 2009.

8.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended July 31, 2009 and 2008 were computed using 49,500,000 and 49,427,648 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the six months ended July 31, 2009 and 2008 were computed using 49,500,000 and 40,238,256 weighted average common shares outstanding, respectively. The Company does not have potentially dilutive shares issued or outstanding.

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

We had no operations during the six months ended July 31, 2009 and 2008. Our expenses during that time incurred general and administrative expenses in the amount of $139,978 and $262,103, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch its services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated no revenue since 2005 and at July 31, 2009 and January 31, 2009, the Company had accumulated losses of $5,425,736 and $5,267,564, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support its daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis
.
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

RESULTS OF OPERATIONS

As of the quarter ended July 31, 2009, we had cash on hand of $51,993 and our total assets were $152,215 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $29,055 and a short-term convertible notes payable in the amount of $250,000 due on August 29, 2009, $50,000 due on May 12, 2010 and $50,000 due on July 28, 2010.  With the continued losses and a resulting accumulated deficit of $5,425,736, we have negative shareholder’s equity in the amount of $326,840.

We are currently operating at a loss and we have a net loss of $80,081 for the quarter ended July 31, 2009. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.
Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, we had cash of $51,993.  However, due to the current instability of the credit market and our limited history with no revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:
-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

During this offering, the Company has agreed to bear the expenses of the registration of the shares, including legal and accounting fees, and such expenses are estimated to be approximately $25,000. As to the following serious conditions:

1)	As of July 31, 2009, we had cash of $51,993;

2)	We received an aggregate of $350,000 from the sale of three promissory notes in fiscal 2008 and 2009;

3)	Our auditor had determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

On August 29, 2008, the Company received additional outside funding in the amount of $250,000 in the form of a short-term 12% convertible promissory note, payable August 29, 2009.

On May 12, 2009, the Company received additional outside funding in the amount of $50,000 in the form of a short-term 12% convertible promissory note, payable May 12, 2010.

On July 28, 2009, the Company received additional outside funding in the amount of $50,000 in the form of a short-term 12% convertible promissory note, payable July 28, 2010.

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

To date, we have been able to secure $850,000 that we raised through two convertible promissory notes in January 2008 for $300,000 each, one convertible promissory note for $250,000 in August 2008 and two convertible promissory notes for $50,000 each in May and July 2009.. We may also rely on sources to borrow funds in the form of loans.
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

A summary of significant accounting policies is included in Note 3 to the audited financial statements for the year ended January 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through September 2, 2009.

In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

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

WIKILOAN INC.

Date: September 2, 2009	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board