Form 10-Q
period 2009-10-31
WIKILOAN INC.
filed 2009-12-09
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WIKILOAN INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51879	58-1921737
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of December 8, 2009:  51,575,000 shares of Common Stock.

WIKILOAN INC.

FORM 10-Q

October 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T.	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Balance Sheets
October 31, 2009 (Unaudited) and January 31, 2009

	Oct. 31,	January 31,
Assets	2009	2009
Current assets
Cash and cash equivalents	$53,125	$72,060
Total current assets	53,125	72,060

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(7,048)
Property and equipment, net	-	1,259

Other assets
Domain names	25,042	28,000
Software development costs	58,709	92,753
Total other assets	83,751	120,753

Total assets	$136,876	$194,072

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	40,630	12,740
Convertible notes payable	302,000	250,000
Total liabilities	442,630	362,740

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized; 51,575,000 and 49,500,000 shares issued and outstanding, respectively	51,575	49,500
Additional paid-in capital	5,190,571	5,049,396
Accumulated deficit	(5,547,900)	(5,267,564)
Total stockholders' deficit	(305,754)	(168,668)
Total liabilities and stockholders' equity	$136,876	$194,072

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Three Months Ended October 31, 2009 and 2008 (Unaudited)

	Three Months Ended Oct. 31,
	2009	2008

Revenues	$1,631	$-

Operating expenses
Selling, general and administrative expenses	129,333	196,297
Research and development costs	14,850	21,461
Total operating expenses	144,183	217,758

Income (loss) from operations	(142,552)	(217,758)

Other income (expense)
Gain from extinguishment of officer accrued salaries	-	-
Gain on sale of marketable securities	-	-
Gain on sale of domain names	33,667	-
Interest expense	(13,279)	(6,435)
Total other income (expense)	20,388	(6,435)

Income (loss) before provision for income taxes	(122,164)	(224,193)

Provision for income taxes	-	-

Net income (loss)	(122,164)	(224,193)

Unrealized gain (loss) on marketable securities	-	-

Comprehensive income (loss)	$(122,164)	$(224,193)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	50,191,848	49,500,000

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Nine Months Ended October 31, 2009 and 2008 (Unaudited)

	Nine Months Ended Oct. 31,
	2009	2008

Revenues	$1,631	$-

Operating expenses
Selling, general and administrative expenses	269,311	429,585
Research and development costs	14,850	50,276
Total operating expenses	284,161	479,861

Income (loss) from operations	(282,530)	(479,861)

Other income (expense)
Gain from extinguishment of officer accrued salaries	-	431,583
Gain on sale of marketable securities	-	375
Gain on sale of domain names	33,667	-
Interest expense	(31,473)	(8,864)
Total other income (expense)	2,194	423,094

Income (loss) before provision for income taxes	(280,336)	(56,767)

Provision for income taxes	-	-

Net income (loss)	(280,336)	(56,767)

Unrealized gain on marketable securities	-	-

Comprehensive income (loss)	$(280,336)	$(56,767)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.01)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	49,733,150	41,938,856

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended October 31, 2009 and 2008 (Unaudited)

	Nine Months Ended Oct. 31,
	2009	2008

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(280,336)	$(56,767)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	35,303	31,665
Gain on sale of domain names	(33,667)	-
Gain on sale of marketable securities	-	(375)
Increase in related party payables	35,250	-
Increase (decrease) in accrued interest	27,890	5,178
Increase (decrease) in accrued salaries	-	(431,583)
Net cash provided from (used by) operating activities	(215,560)	(451,882)

Cash Flows Provided From (Used By) Investing Activities
Purchase of marketable securities	-	(5,625)
Proceeds from sale of marketable securities	-	6,000
Purchase of Domain Names	(3,375)	(5,800)
Net cash provided from (used by) investing activities	(3,375)	(5,425)

Cash Flows Provided From (Used By) Financing Activities
Common stock issued for services	-	22,234
Proceeds from issuance of convertible debt	200,000	250,000
Net cash provided from (used by) financing activities	200,000	272,234

Net increase (decrease) in cash and cash equivalents	(18,935)	(185,073)
Cash and cash equivalents, beginning of period	72,060	384,360
Cash and cash equivalents, end of period	$53,125	$199,287

Supplemental disclosure
Interest paid during the period	$3,583	$3,686
Noncash transactions
Sale of domain names and trademark application
Extinguishment of related party payables	$(32,000)	$-
Extinguishment of convertible note payable	(8,000)	-
Cost of domain names	6,333	-
Gain on sale of domain names and trademark application	$(33,667)	$-
Issuance of common stock for related party payables
Reduction of related party payables	$(3,250)	$-

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2009

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2010.

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

The Company has had no significant revenue or significant assets since 2005.  At October 31, 2009 and January 31, 2009, the Company had accumulated losses of $5,545,140 and $5,267,564, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s President.  At October 31, 2009 and January 31, 2009, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31,2009

4.	Convertible Notes Payable

On August 29, 2008, the Company issued a short-term convertible promissory note for $250,000.  The note accrues interest at 12% per annum.  The promissory note was extended until August 29, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.  On September 25, 2009, the Company received a Conversion Notice from the holder of this convertible note agreement for the conversion of $140,000 due under the note agreement for 1,750,000 common shares.  On October 29, 2009, the holder of this note agreement purchased domain names from the Company for principal debt reductions of $8,000.  At October 31, 2009, the Company owed $102,000 under this note agreement. The Company has accrued interest of $35,240 at October 31, 2009.

On May12, 2009, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before May 12, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.  The Company has accrued interest of $2,815 at October 31, 2009.

On July 28, 2009, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before July 28, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.  The Company has accrued interest of $1,500 at October 31, 2009.

On September 16, 2009, the Company issued a short-term convertible promissory note for $15,000.  The note accrues interest at 12% per annum and is due on or before March 14, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.  The Company has accrued interest of $225 at October 31, 2009.

On September 28, 2009, the Company issued a short-term convertible promissory note for $85,000.  The note accrues interest at 12% per annum and is due on or before September 28, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 80% of the average closing price of the common stock ten trading days prior to the conversion notice.  The Company has accrued interest of $850 at October 31, 2009.

5.	Key Operating Officers

At October 31, 2009, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

6.	Common stock transactions

On September 25, 2009, the Company issued 1,750,000 common shares in connection with a convertible debt conversion of $140,000.

On October 29, 2009, the Company issued 325,000 common shares for settlement of amounts due to two related party entities aggregating $3,250.

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2009

7.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended October 31, 2009 and 2008 were computed using 50,191,848 and 49,500,000 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the nine months ended October 31, 2009 and 2008 were computed using 49,733,150 and 49,500,000 weighted average common shares outstanding, respectively. The Company does not have potentially dilutive shares issued or outstanding.

8.	Sale of Domain Names and Trademark Applications

On October 29, 2009, the Company completed the sale of 17 domain names and a trademark application unrelated to the Company’s peer-to-peer lending business for debt reductions of $40,000, of which $32,000 was owed to two entities owned by the Company’s officers for consulting services and $8,000 in convertible notes payable reductions (Note 4).  The Company’s recorded cost in the domain names and trademark applications was $6,333.

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

Plan of Operation

Our business

WikiLoan is a website that provides tools for person-to-person borrowing and lending. People can use the tools on the website to borrow and lend money ($1,000 to $25,000) among themselves at rates that make sense to all parties. WikiLoan provides management tools that allow Borrowers and Lenders to manage the process by: providing loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.

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

Via our website, we provide screening and credit checks on borrowers and allow lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of the loan applications, the matching of borrowers and lenders, the tracking of loan payments, and other related functions are handled on a completely automated basis allowing us to incur extremely low overhead costs, likely resulting in meaningful operating margins.

Based on our revenue model, we earn revenue from the fees for the services we provide which are; $25 for credit scoring, $35 for loan documentation, and a 1% annual administrative fee on the adjusted outstanding principle from the lender. While these fees constitute the initial revenue model, we believe it is highly likely the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

We had limited revenues during the nine months ended October 31, 2009 and no revenues during the nine months ended October 31, 2008. Our expenses during that time incurred general and administrative expenses in the amount of $269,311 and $429,585, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.  Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated $1,631 in revenue since 2005 and at October 31, 2009 and January 31, 2009, the Company had accumulated losses of $5,545,140 and $5,267,564, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1)	We plan to remain compliant to facilitate consumer loans in all 50 states and obtain licenses where required;

2)	We will establish a marketing relationship with a Search Engine Optimization company to give us maximum Web exposure;

3)	We will also continue to establish and maintain our relationships with realtors, accountants, attorneys, etc they can help to send us business; and

4)	We will continue to pursue a major funding through a hedge fund or broker dealer to enable us to accelerate our business plan.

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

RESULTS OF OPERATIONS

As of the quarter ended October 31, 2009, we had cash on hand of $53,125 and our total assets were $136,876 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $40,630 and short-term convertible notes payable aggregating $302,000, with $102,000 due on August 29, 2010, $50,000 due on May 12, 2010, $15,000 due on March 14, 2010,$50,000 due on July 28, 2010, and $85,000 due on September 28, 2010.  With the continued losses and a resulting accumulated deficit of $5,425,736, we have negative shareholder’s equity in the amount of $326,840.  We are currently operating at a loss and we have a net loss of $122,164 for the quarter ended October 31, 2009. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, we had cash of $53,125.  However, due to the current instability of the credit market and our limited history with limited revenue, we will require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Management to legally insure that they will provide the funding for our operations.  Although we have no commitments for capital, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

As to the following serious conditions:

1)	As of October 31, 2009, we had cash of $53,125;

2)	We received an aggregate of $1,050,000 from the sale of seven promissory notes in fiscal 2008 and 2009;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

On August 29, 2008, the Company received additional outside funding in the amount of $250,000 in the form of a short-term 12% convertible promissory note, payable August 29, 2010.

On May 12, 2009, the Company received additional outside funding in the amount of $50,000 in the form of a short-term 12% convertible promissory note, payable May 12, 2010.

On July 28, 2009, the Company received additional outside funding in the amount of $50,000 in the form of a short-term 12% convertible promissory note, payable July 28, 2010.

On September 16, 2009, the Company received additional outside funding in the amount of $15,000 in the form of a short-term 12% convertible promissory note, payable March 14, 2010.

On September 28, 2009, the Company received additional outside funding in the amount of $85,000 in the form of a short-term 12% convertible promissory note, payable September 28, 2010.

At this time, Management has not identified any sources of additional financing. Upon developing a trading market for the common stock Management intends to seek additional sources of financing through hedge funds and/or licensed broker-dealers, however, given our precarious financial condition and our lack of business, a trading market may not develop in the foreseeable future.

We have no written agreement with Management to legally insure that they will provide the funding for our operations. Although we have no commitments for capital, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $1,050,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

To date, we have been able to secure $1,050,000 that we raised through two convertible promissory notes in January 2008 for $300,000 each, one convertible promissory note for $250,000 in August 2008, two convertible promissory notes for $50,000 each in May and July 2009 and two convertible promissory notes for $15,000 and $85,000 in September 2009. We may also rely on sources to borrow funds in the form of loans.

Even if we do not raise additional capital, we believe that we may be able to continue operations for twelve months based on the funding currently provided and revenues that we anticipate generating in the near future. Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

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

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through December 8, 2009.   In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

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

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On September 25, 2009, the Company issued 1,750,000 common shares in connection with a convertible debt conversion of $140,000.

On October 29, 2009, the Company issued 325,000 common shares for settlement of amounts due to two related party entities aggregating $3,250.

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

WIKILOAN INC.

Date: December 8, 2009	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board