Form 10-K
period 2010-01-31
WIKILOAN INC.
filed 2010-05-17
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51879

WIKILOAN INC.
 (Name of small business issuer in its charter)

DELAWARE	59-2754843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1177 George Bush Blvd. Suite 201 Delray Beach, FL	33483
(Address of principal executive offices)	(Zip Code)

(561) 865-5310
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes    No 

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of January 31, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was $7,205,400.

As of April 30, 2010, the registrant had 53,965,404 shares issued and outstanding.

Documents Incorporated by Reference: None.

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

Business Overview

WikiLoan.com is a Peer-to-Peer Lending site for borrowers who want to borrow $25,000 or less and for lenders who can make educated decisions on credit scores, intended use etc., to receive a higher rate of interest than available at traditional financial institutions. This peer-to-peer lending process is all facilitated with a state-of-the-art Internet website and highly efficient back office systems to completely automate a process that has become ever more cumbersome at brick and mortar banks.

Peer-to-peer banking systems eliminate the overhead and inefficiencies of traditional banks and creates a “virtuous cycle” of lenders getting better returns and borrowers getting not only better interest rates but also the loan itself. It is the only time that individuals directly control their own funds, as opposed to the traditional banking/lending models which pool all funds together and completely remove individuals from decision making.

WikiLoan is the epitome of a virtual company that can scale up in size without a commensurate increase in costs or labor.

Background on Peer-to-Peer Lending

Peer-to-peer lending, also known as person-to-person lending or social lending is defined as the undertaking of financial transactions, primarily comprised of lending and borrowing, that are executed directly between individuals or “peers” without the intermediation or participation of a traditional financial institution.  For many individual borrowers, some of who possess little or no collateral or have unfavorable credit scores, peer-to-peer lending offers an excellent, if not one of the only, opportunities to access needed capital.  Person-to-person lending involves individual borrowers seeking loans from ordinary people looking to invest their money via lending it other individuals.

The lenders usually decide whether to lend money to a particular borrower and at what rate, based on the borrower's credit score, existing debt level and other traits.  Unlike with a traditional bank or credit card loan, however, the decision is sometimes based on social factors as well, such as how compelling the lender believes the borrower's reason is for a loan or whether he/she happens to share hobbies or common interests with the lender as stated in their respective online profiles.

Typical loan amounts in this developing industry range from $8,000 to $20,000 and, under some peer-to-peer lending models, multiple lenders may end up funding a loan with each offering to lend, say $25 to $200, to a particular borrower.

Clearly, the biggest enabling technology for person-to-person lending has been the Internet, where it appears in two primary variations, namely, an “online marketplace” model and a “family and friends” model.

In the marketplace model, person-to-person lending is facilitated by a host organization or company responsible for managing a website that enables lenders to locate borrowers and vice-versa via the Internet. Typically, this model connects borrowers with lenders through an auction-like process in which the lender willing to provide the lowest interest rate “wins” the opportunity to fund the borrower’s loan. Additionally, while the marketplace process may include other intermediaries who package and resell the personal loans of borrowers, such loans are ultimately sold to other individuals or “peers.”

The "family and friend" model, on the other hand, forgoes the auction-like process entirely and concentrates rather establishing loan agreements between borrowers and lenders who already know each other including relatives, friends and business colleagues interested in formalizing a personal loan. Fundamentally, whereas the primary benefit of the marketplace model is the "match making" aspect, the family and friend model emphasizes online collaboration, loan formalization and servicing.

Peer-to-peer lending companies profit from the fees they charge borrowers and lenders to make and service the loan, and not from a particular loan's interest rate. These companies also provide services such as checking a borrowers' credit rating and contracting with third parties to collect on defaulted loans. Additionally, both lender and borrower typically benefit from better interest rates than would otherwise be available to either party through alternative channels, as peer-to-peer online lending does not involve many of the costly back office expenses of a normal bank such as branches, staff and regulatory costs. These costs make the margins for traditional lending much thinner thereby necessitating higher interest rate charges as well as a focus on larger loan business only.

WikiLoan Revenue Model

The Company charges borrowers $15 for a credit score and $35 for loan documentation, it charges lenders 1/12th of 1% of the adjusted outstanding principle of each loan as an administrative fee, and it charges all users $0.99 per ACH transaction. Additional revenue streams are being implemented including website advertising, credit card origination, mortgage origination, and auto loan origination.

WikiLoan’s Customer Base

WikiLoan’s business targets the underserved niche sector of small loan lending in the financial community by specializing in loans that range from $25,000 and below.

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

As a side note, while the WikiLoan program is open to all would-be borrowers, as there are no minimum criteria, the company’s believes an individual’s credit rating and other important personal borrowing characteristics are likely to play a key role for lenders in selecting a particular borrower’s loan profile.

WikiLoan’s customer base is concentrated in borrowers seeking access to loan levels between $1,000 and $25,000, with the average loan likely to be between $7,500.  Likewise, WikiLoan’s lender profile is likely to encompass individual lenders of all sorts seeking returns on their investment in the approximate average range of 10.0% to 16.0%.

Benefits to the Parties Involved

Benefits to Borrowers

WikiLoan created its peer-to-peer lending community to specifically address the needs of small loan borrowers with few alternatives in the current financial market place.  Several key advantages to borrowers participating in the company’s online lending program include the following:

• Access to needed funds in the small loan range of $1,000 to $25,000

• The ability to pay a comparatively favorable interest rate, typically ranging from an average of 10% to 16+%, relative to the higher rates often charged by alternative sources such as 25+% for cash advances, credit card changes and payday advances, among others

• The ability to independently source funding from a anonymous third party lender, rather than face the potentially awkward experience of having to approach family and friends for money

• The convenience of an online “banking-like” experience, whereby the borrower can apply for a loan online and monitor the results of their application and “lender hits” anytime, anywhere online.

Benefits to Lenders

Likewise, the company believes its lending program offers several advantages and incentives for lenders to participate in its peer-to-peer community, as highlighted below.

• Compared to the estimated return typically earned on cash deposits, which can range from 2.0% and below, WikiLoan offers lenders the chance to participate in an investment opportunity with average returns as high as 10% to 16+% on loans made

• As part of the features of the company’s online lending program, lenders are able to diversify their investments in a portfolio of loans by electing to disperse their funds amongst one or several different borrowers.  Additionally, a single lender may choose to provide just a fraction of a borrower’s requested amount, with the remainder coming from other participating lenders in the online community.  By choosing to practice lending diversification, lenders should better be able to insulate their returns from the default of any one/few borrowers while still earnings superior returns

• Users experience the convenience of an online “investing” experience, whereby the lender can create his/her own portfolio of borrower loans.

Minimizing Default Risk

One of the risks to all lenders in providing money for loans is that of borrower default, and WikiLoan is no exception.  Recognizing this fact, the company’s system seeks to minimize this risk by enabling lenders to diversify their invested loan amounts among different borrowers, or even elect to provide fraction lending to a single borrower by supplying only a portion of the requested loan amount.  Additionally, the ability of lenders to personally choose their particular borrower based on credit rating and other important metrics is intended to provide lenders with both choice and control over where to invest their money.

Nonetheless, in the event of borrower default, the company has an established means of handling this potential, unfortunate occurrence.  Specifically, approximately thirty days following a missed payment, the company’s automated system will send out a notification email to borrowers reminding them of their contractual obligations under the terms of the loan and advising of the potential for reference to a professional collection agency.  If the borrower is still unresponsive, the company will then refer the loan to an accredited collection agency that will seek recovery from the borrower, subtract out their respective fee, and return the remaining amount to the original lender.

Overall, the company estimates the current default rate for the online small loan sector to be in the range of 1-20% depending on the quality of the borrower.  The Company believes that it is prudent to only lend to high quality borrowers on this type of system, even though industry experts have advised that defaults are lower for peer-to-peer loans than for other consumer loans.  While the Company believes it is still too early to confirm this statistic in the peer-to-peer lending model deployed by the company, and also as the overall small loan movement continues to grow online, the Company nonetheless believes this claim has merit given the community structure and potential honor system and reputation factor that could be at work in this social lending environment.

Industry Keys to Success in Barriers to Entry

Brand Name Recognition & Reputation - Success in the online lending industry depends in part on customer brand recognition and a company’s reputation for delivering a favorable user experience. Strong brand name awareness among consumers ensures the likelihood that the company’s offering will be considered by customers seeking a solution to their funding needs and, in the case of online lending, that potential borrowers and lenders will visit a provider’s website. Additionally, delivering a favorable user experience, including ease of use, timely delivery of results and the effective performance of website interactions (i.e.: zero to few technical “glitches”) is essential for building and maintaining a large customer base of satisfied users. WikiLoan is currently evaluating several strategic marketing options to promote the company’s brand name recognition in the market place, including several “high-profile” alternatives it believes to be unique among the industry.

Ease of Use – In the “do-it-yourself” era of Internet commerce, it is also important for online providers to ensure users have access to a convenient, almost “self-explanatory” interaction with the company’s website while conducting business.  Complicated website layouts or the need to seek user instructions from the company via email inquiries or phone calls can limit or even eliminate a potential user’s interest in the company and its offerings, as some users may even quit the website prior to completing the transaction.  For this reason, WikiLoan has dedicated an extensive amount of time and effort to building and thoroughly “stress testing” its unique, highly automated and easy-to-use platform where borrowers and lenders can come together online to transact business.

Critical User Mass – As part of the very definition of establishing a successful online business community, an online service provider must build-up and continues to gain committed users/subscribers to its database.  In this way, as the critical mass of users in the online community grows, the number of individual interactions also increases, thereby greatly improving and facilitating the chances for a successful match to be made in the execution of any one particular transaction.  The Company believes its online lending platform offers users a convenient and secure outlet for meeting their funding and investing needs.  Furthermore, the potential financial benefits to both parties from gaining access to interest rate levels that may otherwise not be available from more conventional banking sources should serve to draw users to the WikiLoan platform.

Technical & Regulatory Requirements of an Online Financial Platform – The resources and necessary know-how to create a successful online community for the purpose of conducting financial transactions, including the borrowing and lending of funds, are extensive.  In addition to technical programming skills, the builder must have a thorough understanding of the complex laws and requirements of United States, on a state-by-state basis, that regulate the online banking industry and dictate its permissible transactions.  Effectively, all code must be written to comply with virtually hundreds of laws at every stage and consideration of the transaction process, including the requirements of the Securities and Exchange Commission, the Department of Homeland Security and federal and state laws, among others.   Failure to identify and comply with all of these laws as part of peer-to-peer provider’s business plan can delay, halt or even close down an operator’s efforts.

The company has invested many thousands of man-hours, and the expertise in the programming industry via 16 high level programmers to complete its fully automated Internet website.  These efforts were undertaken to ensure all code comprising its platform is logically written to comply with the laws of United States.  Furthermore, while the company believes its website provides an easy-to-use platform for users, the actual technical framework behind WikiLoan’s site is extremely sophisticated.  The company believes this level of complexity limits the ability of new players to easily enter the market.

Alternative Financing Sources and the Micro-Lending Sector

Unfortunately for many would-be borrowers, accessing a loan in the micro-funding category of $25,000 and under can be difficult due to limited options and resources.  While there is significant demand in the market place from individual borrowers seeking a personal loan to consolidate debts, cover expenses or finance a big purchase, many large and well-known financial institutions simply do not cater to this borrowing level given its economic infeasibility relative to their resource pool and the insignificance to their bottom line.  Additionally, many customers of the small loan market may have poor or challenged credit profiles that preclude them from having access to borrowing at traditional lending institutions.  For these reasons, borrowers seeking loans less than the approximate $25,000 level often have to turn less palatable sources of funding or simply do without.

Friends & Family - One alternative for borrowers seeking a micro-loan is to turn to friends and family and request the funding of these familiar associates.  While loans from friends and family can offer some substantial benefits, such as lower rates, more flexible terms and a significantly simpler “approval process” than traditional bank loans, it seems that most people prefer to keep personal and professional business separate or private, especially when it comes to money.  Entering into a loan agreement with friends and family can bring a great deal risk to an otherwise highly valued and important interpersonal relationship.  For borrowers who fail to pay money back, they could wind up forever destroying once-great friendships or creating devastating family feuds.  For this reason, the company believes many potential borrowers would prefer the ability to independently source funding from an anonymous third party lender, rather than face the potentially awkward experience of having to approach family and friends for money.

Payday Advances - Payday advances, also called paycheck advances or payday loans, represent another funding source alternative for would-be borrowers.  While payday advances can offer a quick source of cash, there are many inherent drawbacks.  Payday advances are small, short-term loan s intended to cover a borrower's expenses until his or her next payday.  Typically, these loans range between $100 and $500 with payment due in full at the borrower's next paycheck, which is often in two weeks time.  These loans are highly controversial and, in some states, even illegal, given the exorbitant fees and associated rates of interest charged, often up to 400% or higher APR.  Thus, on a two-week loan, fees are extensive and average $15 for each $100 lent.  Overall, typical users of payday loan services tend to be repeat borrowers who are unable to repay their loans on the due date and instead repeatedly renew their loans, paying fees each time.

Furthermore, borrowers must have both a paycheck coming their way as well as maintain a personal checking account given that, as a prerequisite, payday lenders require the borrower to provide recent bank statements as well as bring in one or more recent pay stubs in order to prove that they have a steady source of income.  Regarding the mechanics of the transaction, borrowers seeking a payday loan may write a post-dated personal check for the borrowed amount plus fees for up to 14 days. The payday lender typically agrees to hold the check until the borrower's next payday, at which time the borrower has the option to redeem the check by paying back the full amount in cash, or renewing the loan for another two weeks.  For any checks that bounce, in addition to the principal cost of the loan, the borrower could also incur a bounced check fee from their bank, and the loan itself may also incur additional fees and/or an increased interest rate as a result of the failure to pay.

Cash Advances from Credit Cards - A cash advance from a credit card refers to an amount of cash provided to the credit card holder against a prearranged line of credit on their actual credit card, such as Visa, MasterCard or American Express.  Cash advances are charged against the holder’s credit card and typically carry even higher rates of interest than standard credit card purchases.  Specifically, fees often charged on these loans by the credit card company reflect a higher-than-normal rate of interest and are set as a fixed number of percentage points above the prime rate.  For example, the average interest rate assessed on middle class users for credit card charges is in the 25% range, while cash advances on their credit cards are typically at least 5% higher, thereby reaching 30% and above.  Furthermore, there is seldom any type of grace period in which no interest is charged.  These two factors make cash advances more expensive and less flexible than many other types of debt financing.

In conjunction with cash advances on credit cards, another perhaps obvious source of funding for would-be borrowers with access credit cards would be to simply make more extensive use of their lines of credit under these programs.  However, this too represents a less than optimal source of funding given its “living on debt” effect and the very high rates of associated interest as discussed above.

Home Equity Loans - Finally, for would-be borrowers fortunate enough to be homeowners, a home equity loan represents another source of potential funding.  Under the terms of a home equity loan, the borrower uses the equity in his/her home as collateral against the loan, thereby creating a lien against their house and reducing their actual home equity value.  The typical use for funds from a home equity loan often differs from that of loans sourced through a peer-to-peer lending community.  For example, borrowers seeking a home equity loan typically use the funds to help finance major home repairs, medical bills or college education.

Finally, gaining access to a home equity loan also has its drawbacks. It is clearly limited to the population of home owners, and is an involved and time consuming process that carries with it a potentially significant fees including appraisal fees, originator fees, title fees, survey or conveyor and valuation costs, stamp duties, arrangement fees, closing fees, early pay-off and other costs.

Other Sources of Funding - In addition to the above mentioned alternative financing sources, other options available to most would-be loan borrowers include the following sources of funding:  Pawnbrokers, credit union loans with lower interest rates and more stringent terms, credit payment plans, paycheck cash advances from employers, bank overdraft protection plans and emergency community assistance plans.

Other Industry Players

The Online Banking Report predicts that within five years, the total market for peer-to-peer lending in the United State could surpass 1,000,000 loans annually.  In addition to WikiLoan, other companies in the peer-to-peer online lending space include Prosper.com and Virgin Money, among others.  A discussion of some of these players is given below.

Commercial For-Profit Sector

Lending Club – Launched in May 2007, Lending Club is a person-to-person lending website that pairs borrowers and lenders through a matching system based on a search algorithm, a borrower’s credit rating and social networking.  Lending Club was founded on the philosophy that borrowers will be less likely to default on loans made by other members of their own communities.  Thus, Lending Club leverages existing geographic and online communities and other existing relationships to help minimize default risk by effectively pairing lenders and borrowers using the company’s proprietary algorithm known as LendingMatch.  Additionally, the company can find relationships between anonymous borrowers and lenders based on certain factors such as geographic location, educational and professional background and/or associations within a given social network.

As part of the process, borrowers create personal loan listings by supplying details about themselves and the funds being requested, such as their intended use.  The company then obtains a credit report on the borrower in order to assign a score to the loan and a corresponding appropriate credit grade and interest rate, for which factors taken into consideration by Lending Club include the borrower’s credit score, credit history, the amount of the loan being requested and the borrower’s debt-to-income ratio.  Additionally, lenders wishing to participate in the company’s program must enter in their personal information including level of risk tolerance.  Next, they are permitted to either search for loans on their own or use the LendingMatch algorithm to generate a recommended portfolio that takes their risk level and connections with borrowers into consideration in order to form a match.  Lenders must provide a minimum of $500 in loan money to take advantage of the LendingMatch algorithm offering.  The company is headquartered in Sunnyvale, CA.  California.

LendingTree - LendingTree, LLC is an online, web-based company and lending exchange that provides a marketplace for connecting individual borrowers with a network of professional lenders from lending institutions that compete for their business.  Specifically, LendingTree operates a lead-generation business where lending institutions compete and bid for a borrower’s finance business including for mortgages and refinance loans, home equity loans and lines of credit, auto loans, personal loans, student loans, online high yield savings accounts, and credit cards.  The company was launched in 1998 and is headquartered in Charlotte, NC.

Prosper.com - Prosper Marketplace, Inc. is a San Francisco, CA based company that operates Prosper.com, an online auction website founded in 2006 where individuals can request money as borrowers and buy loans as lenders.  As part of this process, borrowers set the maximum interest rate they wish to pay and lenders then bid on specific loans by committing to lend a portion of the principal and setting the minimum interest rate they wish to receive on a particular loan.  Prosper.com serves to manage this reverse Dutch auction process by assembling bids with the lowest interest rates in order to fund the loan. The company also verifies selected borrowers' identity and personal data before funding loans and manages loan repayment.  Prosper.com rates prospective borrowers for creditworthiness by assigning a “credit grade” generated by its own internal rating system and based on the borrower's Experian Scorex PLUS credit score.

Prospect generates revenue by collecting a one-time fee on funded loans from borrowers of 1.0% to 3.0% depending on the borrower's credit grade as well as assessing a 1.0% annual loan servicing fee.  Prosper.com requires that all transactions be in U.S. dollars and mandates that lenders and borrowers must be U.S. residents.

Virgin Money - Virgin Money is a United K ingdom based financial services company owned by the Virgin Group and founded by Sir Richard Branson in March 1995.  Virgin Money currently provides a number of products, most of which are offered in conjunction with other financial service providers.  As of 2008 it offers the Virgin Credit Card  (issued by MBNA), a prepaid debit card (issued by Clydesdale Bank), loans  (Provided by Co-operative Bank and Freedom Finance), mortgages  (provided by The One Account) and insurance for a variety of purposes.

Virgin Money U.S., Virgin Money’s operations in the United States, facilitates peer-to-peer loans with a focus on borrowers and lenders who already have an existing relationship, such as friends or family.  Specifically, the company serves as a manager of personal loans between relatives and friends by providing the documents and support needed to execute and consummate the transaction.  Customers can draft a loan online at the company’s website, choosing their own interest rate and terms amongst the associated parties involved so as to fit their individual situation and mutual requirements.  Virgin Money then works with clients to manage the process by ensuring the loan agreement meets the needs of all parties involved and by providing official loan related documentation to each party, respectively.  The company also manages the servicing of the loan throughout its lifetime.  This site manages more than $200 million in loans between friends and family.

Zopa - Zopa is a United K ingdom based company providing an online money exchange to bring individual borrowers and lenders together in a peer-to-peer lending environment with the company acting as a middle-man or facilitator.  Worldwide, Zopa operates within the United Kingdom, the United States and Italy.  Additionally, the company is currently developing a service for the Japanese market.  Each geographical area operates under a slightly different model given the rules and regulations of individual countries.  The company is based in London and was launched in 2005.

Zopa began its offering in the United States in December 2007 in partnership with six different Credit Unions.  The company’s U.S. model is significantly different from that elsewhere due to U.S. regulatory restrictions.  In the United States, borrowers can obtain a loan via Zopa from one of the Credit Unions by posting a profile on Zopa’s website that lists certain details about themselves and their funding needs.  Individual investors to the company’s platform are able to buy a Zopa Certificate of Deposit  (“CD”), which is a guaranteed and insured investment that pays a higher rate than comparable investment alternatives.  In return, however, each investor who purchases a Zopa CD is also required to help at least one borrower by offering them a “slice” of the return on their CD, thereby reducing the amount of interest a borrower must ultimately pay on his/her loan.  The investor gets to set the rate and amount on his Zopa CD and, in doing so, raise or lower the amount of help he/she wants the borrower to receive.  The investor’s help thus becomes a monthly benefit to the borrower by reducing their monthly loan payment.

Not for Profit - Micro-Loan Industry Players

In addition to the commercial for-profit sector of peer-to-peer lending, many organizations and websites have deployed the person-to-person lending model to generate funding for philanthropic or altruistic purposes.  Specifically, microfinance targets rural and urban consumers with limited access to financial services by offering low-interest loans for their financial needs and entrepreneurial endeavors.  Microfinance has been defined as “parts altruism and capitalism” as a lending option that creates opportunity for borrowers and lenders alike.  In fact, microloans are often directed at borrowers and entrepreneurs outside of the United States, where the nascent international microloan market is potentially $300 billion worldwide.  Loans in this market are typically in the hundreds of dollars.  Some companies in the microfinance industry are listed below.

GlobeFunder - GlobeFunder has a focus on delivering international microloans to the developing world’s entrepreneurs and working poor. GlobeFunder’s mission is to lower borrowing costs for “every person on the planet” by driving capital through an efficient, online marketplace. As part of its business plan, the company’s lending model, called Direct-to-Consumer™ ("D2C™"), offers borrowers and lenders better rates and returns and provides borrowers with unsecured personal and business loans. Currently, the company’s Direct-to-Consumer™ lending service is available only to institutional lenders. GlobeFunder is currently working to bring this service to individual lenders as well in the near future.

Under the company’s new D2C™ model of lending, GlobeFunder™ offers banking institutions low-cost customer acquisition costs in addition to cross-selling opportunities, while increasing transaction fee revenue and decreasing credit risk.  For credit-worthy borrowers, the company’s new D2C™ model of lending provides transparent, immediate access to cash loans through competitive market rates from institutional lenders.  Borrows must qualify with a minimum credit score determined by the company as based on market conditions and loan performance experience.  Loans are not resold to third parties.  The company’s revenue stream is generated by loan closing fees paid by borrowers and loan servicing fees paid by lenders.  The company believes its D2C™business model results is a more efficient, profitable lending option for banking institutions and retail businesses, in addition to lower rates for borrowers and higher returns for lenders.

Kiva - Kiva is described as the world's first person-to-person micro-lending website that empowers individuals to lend directly to entrepreneurs in impoverished communities throughout developing world.  The company maintains the socially conscious mission of connecting people through lending for the sake of alleviating poverty, as Kiva’s base of borrowers constitute the working poor from around the globe.  Lenders from around the world are able to browse these entrepreneurs' profiles on the company’s website, which the company’s microfinance institution partners upload to the Kiva site, and choose someone to whom they wish lend.  The company highlights the fact that when a loan is made, lenders are choosing to help “a real person make great strides towards economic independence and improve life for themselves, their family and their community.”  Throughout the course of the loan, which typically lasts six to 12 months, lenders can receive email journal updates and track repayments.  Lenders are then encouraged to re-lend to someone else in need when they get their loan money back.

MicroPlace, Inc. (a wholly-owned subsidiary of eBay) - MicroPlace’s mission is to help alleviate global poverty by enabling individual people to make investments in the world’s working poor through socially responsible lending.  Specifically, MicroPlace was started in 2006 when its founder realized that the microfinance industry required approximately $250 billion in order to get capital and funding to all the world's working poor who need it, given that access to financial services is critical to poverty alleviation.  Although repayment rates average higher than 97%, fewer than 10 million of the 100 million people receiving microfinance are able to obtain loans from traditional banks. For this reason, MicroPlace targets this unbanked population in an effort to bring them mainstream financial services.

MicroPlace provides everyday investors with the ability to make interest-earning investments in the global microfinance industry.  Examples of such micro-loans include lending a native of a third world country the funds to purchase livestock or agricultural seed necessary to start a self-sustaining business.  Prior to MicroPlace, ordinary investors did not really invest in microfinance loans unless they had significant capital and could work with a microfinance security issuer directly, or were willing to invest for no financial return at all.

Pre-launch, San Francisco based MicroPlace was bought by eBay in April 2007.  eBay purchased MicroPlace given the technology giant’s interest in the power of ordinary individuals to “level the uneven global playing field” and bring the power, transparency and efficiency of the world financial markets to the microfinance industry by giving ordinary investors access to these loans.  Powered by eBay’s expertise in connecting people and creating marketplaces, as well as PayPal’s expertise in processing payments, MicroPlace offers a way for individual lenders to invest in such a way that gives them a financial return and, in keeping with the company’s philosophy, makes a positive impact on the world.

Fairness Opinion

A fairness opinion was written by Dr. Kenneth Lehrer of Lehrer Financial and Economic Advisory Services as of November 2, 2009 and issued in April of 2010.  The opinion was written to examine a wide variety of economic and financial data in reference to the WikiLoan transaction of October 29, 2009, namely the company selling seventeen domain names and a trademark application unrelated to the company’s peer-to-peer lending business.

Employees and Management Team

The company’s business model is highly scalable.  Given the high degree of automation in the WikiLoan website and lending system, from identity verification to funding transaction transfers, the technical and personnel requirements for the company are relatively modest, as the capital resources required to serve one customer are essentially the same as those required to serve an entire community of borrowers and lenders.  Thus, the company is able to “scale-up” in user size without the need for a commensurate increase in costs and labor.  For this reason, WikiLoan currently retains a low employee profile.  The Company is estimating that it will have approximately 6 to 10 employees over the next few quarters.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES

Our principal executive office is located at 1177 George Bush Blvd. Suite 201 Delray Beach, FL 33483.  We pay rent of $1278 per month to occupy this location.

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

ITEM 4.     RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “WKLI.” Our stock has been thinly traded.

Holders

As of April 30, 2010, there were approximately 1,553 shareholders of our common stock.

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

OUR BUSINESS

We are an early stage company in the peer-to-peer (P2P) lending space and we have generated little revenue since 2005. Our mission is to create the most efficient non-institutional, Internet-based lending community of individual borrowers and lenders that come together to make personal loans in which both parties benefit.  Our target market is personal loans ranging from $1,000-$25,000.

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

Via our website, we provide identity verification and credit checks on borrowers and allow lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of the loan applications, the connection of borrowers and lenders, the tracking of loan payments, and other related functions are handled on a completely automated basis allowing us to incur extremely low overhead costs, likely resulting in meaningful operating margins.

We earn revenue from the fees for services we provide, which are:

Borrowers pay a $35 loan documentation fee and a $15 fee for a credit score. Lenders pay a 1/12th of 1% management fee of the adjusted outstanding principle per month. Users of the website will also pay a $0.99 fee for all ACH transactions.

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

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1)	We are an early stage company and are working with Whyte Hirschboeck Dudek S.C. to remain compliant to provide tools for peer to peer lending services to our users in 30 states;

2)	We will establish a marketing relationship with a Search Engine Optimization company to give us maximum Web exposure;

3)	We will also continue to establish and maintain our relationships with realtors, accountants, attorneys, etc they can help to send us business; and

4)	We will continue to pursue a major funding through a hedge fund or broker dealer to enable us to accelerate our business plan.

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

RESULTS OF OPERATIONS

As of the year ended January 31, 2010, we had cash on hand of $28,460 and our total assets were $100,863 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $49,928 and short-term convertible notes payable aggregating $352,000.  With the continued losses and a resulting accumulated deficit of $5,643,211, we have negative shareholder’s equity in the amount of $401,065.

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

We are currently operating at a loss and we had  net losses of $375,647 and $175,917 for the years ended January 31, 2010 and 2009, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had minimalrevenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010 and 2009, we had cash of $28,460 and $72,060, respectively.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:

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

We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations. Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $1,100,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

To date, we have been able to secure $1,100,000 that we raised through several convertible promissory notes over the pas t three years. We may also rely on sources to borrow funds in the form of loans.

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

	Any obligation under certain guarantee contracts;

	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;


Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and


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

A summary of significant accounting policies is included in Note 3 to the audited financial statements for the year ended January 31, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

▪	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

▪	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

▪	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.   QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WikiLoan, Inc.
Index to Financial Statements
January 31, 2010 and 2009

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of January 31, 2010 and 2009	F-2

Statements of Operations for the years ended January 31, 2010 and 2009	F-3

Statement of Changes in Shareholders' Deficit for the years ended January 31, 2010 and 2009	F-4

Statement of Cash Flows for the years ended January 31, 2010 and 2009	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WikiLoan, Inc.
Delray Beach, FL

We have audited the accompanying balance sheets of WikiLoan, Inc. (fka Swap-A-Debt, Inc.) as of January 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended January 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WikiLoan, Inc. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wharton, Texas
April 28, 2010

WikiLoan, Inc.
Balance Sheets
January 31, 2010 and 2009

Assets	2010	2009
Current assets
Cash and cash equivalents	$28,460	$72,060
Total current assets	28,460	72,060

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(7,048)
Property and equipment, net	-	1,259

Other assets
Domain names	25,042	28,000
Software development costs	47,361	92,753

Total assets	$100,863	$194,072

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	49,928	12,740
Convertible notes payable	352,000	250,000
Total liabilities	501,928	362,740

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
51,575,000 and 49,500,000 shares issued and outstanding, respectively	51,575	49,500
Additional paid-in capital	5,190,571	5,049,396
Accumulated deficit	(5,643,211)	(5,267,564)
Total stockholders' deficit	(401,065)	(168,668)
Total liabilities and stockholders' equity	$100,863	$194,072

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statements of Operations
For the Years Ended January 31, 2010 and 2009

	2010	2009

Revenues	$1,801	$-

Operating expenses
Selling, general and administrative expenses	345,610	528,842
Research and development costs	23,800	61,435
Total operating expenses	369,410	590,277

Income (loss) from operations	(367,609)	(590,277)

Other income (expense)
Interest income	-	-
Gain from extinguishment of officer accrued salaries	-	431,583
Gain on sale of marketable securities	-	375
Gain on sale of domain names	33,667	-
Interest expense	(41,705)	(17,598)
Total other income (expense)	(8,038)	414,360

Income (loss) before provision for income taxes	(375,647)	(175,917)

Provision for income taxes	-	-

Net income (loss)	$(375,647)	$(175,917)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.01)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	50,164,583	44,085,744

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended January 31, 2010 and 2009

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 31, 2008	-	$-	63,751,456	63,752	3,860,710	(5,091,647)	$(1,167,185)

Reverse stock split			(60,563,798)	(60,564)	60,564		-

Shares issued for purchaseof Domain Name			22,200,000	22,200			22,200

Shares issued for services			15,072,342	15,072	7,162		22,234

Shares issued for debt conversions			9,040,000	9,040	1,120,960		1,130,000

Net income (loss)	-	-	-	-	-	(175,917)	(175,917)

Balance at January 31, 2009	-	-	49,500,000	49,500	5,049,396	(5,267,564)	(168,668)

Shares issued for accrued liabilities			325,000	325	2,925		3,250

Shares issued for debt conversions			1,750,000	1,750	138,250		140,000

Net income (loss)	-	-	-	-	-	(375,647)	(375,647)

Balance at January 31, 2010	-	$-	51,575,000	$51,575	$5,190,571	$(5,643,211)	$(401,065)

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statements of Cash Flows
For the Years Ended January 31, 2010 and 2009

	2010	2009
Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(375,647)	$(175,917)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	46,651	42,220
Gain on sale of domain names	(33,667)	-
Gain on sale of marketable securities	-	(375)
Common stock issued for services	-	22,234
Increase in related party payables	35,250	-
Increase (decrease) in accrued interest	37,188	12,740
Increase (decrease) in accrued salaries	-	(431,583)
Net cash provided from (used by) operating activities	(290,225)	(530,681)

Cash Flows Provided From (Used By) Investing Activities
Purchase of marketable securities	-	(5,625)
Proceeds from sale of marketable securities	-	6,000
Purchase of Domain Names	(3,375)	(5,800)
Investment in software development	-	(26,194)
Net cash provided from (used by) investing activities	(3,375)	(31,619)

Cash Flows Provided From (Used By) Financing Activities
Proceeds from issuance of convertible notes payable	250,000	250,000
Net cash provided from (used by) financing activities	250,000	250,000

Net increase (decrease) in cash and cash equivalents	(43,600)	(312,300)
Cash and cash equivalents, beginning of year	72,060	384,360
Cash and cash equivalents, end of year	$28,460	$72,060

Supplemental disclosure
Interest paid during the period	$4,517	$4,858
Non-cash transactions:
Issuance of common stock for debt conversions	$-	$1,130,000
Sale of domain names and trademark application
Extinguishment of related party payables	$(32,000)	$-
Extinguishment of convertible note payable	(8,000)	-
Cost of domain names	6,333	-
Gain on sale of domain names and trademark application	$(33,667)	$-
Issuance of common stock for related party payables	$(3,250)	$-

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

1.        Organization, Description of Business, and Basis of Accounting

WikiLoan, Inc., formerly known as Swap-A-Debt, Inc., (the “Company”) was originally incorporated on June 24, 1988 under the laws of the State of Delaware as Windsor Capital Corp.  Between March 2001 and January 2008, the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, inc., Swap-A-Debt, Inc., and finally, WikiLoan, Inc.  The Company owns a patent-pending proximity advertising service to be used primarily in rental cars and taxicabs.  This service will be capable of issuing advertisements and product coupons to consumers within a specified distance from the advertiser’s location.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a fiscal year-end of January 31.

2.        Going Concern Uncertainty

The Company has had no significant revenue or significant assets since 2005.  At January 31, 2010 and 2009, the Company had accumulated losses of $5,643,211 and $5,267,564, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At January 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of January 31, 2010 and 2009, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

Property and Equipment
Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended January 31, 2010 and 2009 was $1,259 and $2,068, respectively.

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

As of January 31, 2010 and 2009, the Company's has no issued and outstanding warrants or options.

Research & Development
The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $23,800 and $61,435 during the years ended January 31, 2010 and 2009, respectively.

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

At January 31, 2010 and 2009, the Company had unamortized software costs of $47,361 and $92,753.  Developed software costs are being amortized over 5 years using the straight-line method. Amortization expense during the years ended January 31, 2010 and 2009 was $45,392 and $40,152, respectively.  During the years ended January 31, 2010 and 2009, the company capitalized $0 and $26,194, respectively, of software costs incurred in developing and modifying the software.

Concentrations of Risk

Cash and Cash Equivalents
The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

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

5.        Sale of Domain Names and Trademark Applications

On October 29, 2009, the Company completed the sale of 17 domain names and a trademark application unrelated to the Company’s peer-to-peer lending business for debt reductions of $40,000, of which $32,000 was owed to two entities owned by the Company’s officers for consulting services and $8,000 in convertible notes payable reductions (Note 7).  The Company’s recorded cost in the domain names and trademark applications was $6,333.

6.        Line of Credit

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s President.  At January 31, 2010 and 2009, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

7.       Convertible Notes Payable

Convertible notes payable consist of the following at January 31, 2010 and 2009:

	2010	2009
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$102,000	$250,000

Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	50,000	-

Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	50,000	-

Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before June 14, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	-

Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	-

Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	-

Total	$352,000	$250,000

On September 25, 2009, the Company received a Conversion Notice from the holder of the $250,000 convertible note agreement for the conversion of $140,000 due under the note agreement for 1,750,000 common shares.  On October 29, 2009, the holder of this note agreement purchased domain names from the Company for principal debt reductions of $8,000.

At January 31, 2010 and 2009, the Company had accrued interest of $49,928 and $12,740, respectively, under these convertible note agreements.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

8.        Common Stock Transactions

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

On April 18, 2008, the Company issued 9,040,000 shares of common stock in full satisfaction of $1,130,000 in convertible notes payable outstanding.

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

9.        Related Party Transactions

On April 30, 2008, the Company’s majority shareholder and key officer forgave the accrued salaries aggregating $431,583 due to him.  Accordingly, the company recorded a gain on the debt forgiveness during the quarter ended April 30, 2008.

On October 29, 2009, the Company issued 325,000 common shares for settlement of amounts due to two related party entities aggregating $3,250.

10.      Income Taxes

The Company has net operating loss carryforwards that were derived solely from operating losses for the year ended January 31, 2010 and 2009 in the amounts of $853,423 and $477,776, respectively.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

The operating losses derive a deferred tax asset of $290,164 and $162,444 at January 31, 2010 and 2009, respectively.  At January 31, 2010 and 2009, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

11.      Contingent Liabilities

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of January 31, 2010 the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

12.      Key Operating Officer

At January 31, 2010, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

13.      Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the years ended January 31, 2010 and 2009 were computed using 50,164,583 and 44,085,744 weighted average common shares outstanding, respectively.   The Company does not have potentially dilutive shares issued or outstanding.

14.      Subsequent Events

On February 10, 2010, the Company entered into Development and Distribution Agreement (“the Agreement”) with SDI Distributors NJ, Inc. (“SDI”) for the development and distribution of a phone card/cash equivalent card branded in a “Wiki” financial name, which is yet to be determined.  SDI may purchase up to five million phone card/cash equivalent cards from the Company and distribute the cards through SDI’s distribution chain.  The Company has agreed to issue up to 5,500,000 common shares of the Company as consideration for the Agreement, with 500,000 common shares due upon execution of this agreement and issuance of a press release.  Subsequent issuance of common shares of the Company will be delivered on a quarterly basis upon performance. However, as of May 17, 2010, SDI was in default having missed key deadlines. The company may seek to renegotiate the terms and/or a remedy.

On March 1, 2010, the Company received a conversion notice on the August 29, 2008 convertible note agreement to convert the outstanding principal and accrued interest aggregating $142,960 into 1,250,000 common shares.

On March 5, 2010, the Company issued a short-term convertible promissory note for 10,000.  The note accrues interest at 12% per annum and is due on or before September 5, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.   On March 12, 2010, the Company received a conversion notice on this convertible note agreement to convert the outstanding principal into 40,404 common shares.

On March 6, 2010 the company issued 500,000 shares of restricted common stock to JRE Virtual Architect, LLC in exchange for a drastic discount on ACH money transfer fees pursuant to an agreement dated March 2, 2010.

On March 6, 2010 the company issued 100,000 shares of restricted common stock to Tiffany Segura in exchange for a drastic discount on ACH money transfer fees pursuant to an agreement dated March 2, 2010.

On March 11, 2010 the company agreed to hire Hansel Capital Inc. to assist the company in financial advisory, strategic business planning, and investor and public relations services. Pursuant to the agreement, the Company shall transfer and pay a Warrant to purchase two million (2,000,00) shares of restricted stock at $0.001 with a cashless provision and a five-year term.

On March 19, 2010, the Company received written notice from the September 16, 2009 convertible note holder to extend the note agreement for an additional three months.  The due date is June 14, 2010, and no other terms or conditions were changed.

On March 23, 2010, the Company issued a six month convertible promissory note for 150,000. The note accrues interest at 12% per annum and is due on or before September 23, 2010. The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

On April 9, 2010, the Company received conversion notices on the May 12, 2009 and July 28, 2009 convertible note agreements to convert the outstanding principal and accrued interest aggregating $109,116 into 839,354 common shares.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have two Directors and Officers as follows:

NAME	POSITION	AGE
Marco Garibaldi	Chief Executive Officer	54
Edward C. Defeudis	President, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors	37

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

Marco Garibaldi – Founder and Chief Executive Officer

As the founder and CEO of WikiLoan Inc., Mr. Garibaldi has extensive experience as an entrepreneur and manager overseeing the development and growth of innovative emerging companies.  He is also a computer programmer by trade with over 30 years of extensive experience in a variety of sectors including computer programming, the Internet, entertainment and the business advisory industry.  He began his career at Burroughs and Sperry, which, in 1986, became Unisys Corp. and later founded a think-tank corporation called InterComm, Inc.

While at InterComm, Inc., Mr. Garibaldi was responsible for introducing a host of essential on-line applications widely used today and familiar to most Internet users.  Specifically, his contributions are credited with the development of the online shopping cart, the online bookstore and the auction server, each of which represents a fundamental component of the current Internet commerce environment.  Currently, while seeing the underserved need in the microfinance lending industry, Mr. Garibaldi has dedicated his extensive technical skills and creative ingenuity to establishing WikiLoan, an online peer-to-peer lending community designed to bring lenders and borrowers together to pursue new opportunities in this largely untapped market space of micro-lending.

Edward C. DeFeudis – President and Chairman of the Board

Mr. DeFeudis is the President and Chairman of the Board of our company since August 2005 and he is mainly responsible for all start-up activities from business plan through execution. He is the Manager of Spider Investments, LLC, as well as the President of Lion Equity Holding Corp., which provides investment banking consulting business services, since 1999.  From March 2004 to February 2006, he served as President and Chief Executive Officer of Ringo, Inc. Mr. DeFeudis also served as Financial Advisor for several financial institutions such as Paragon Capital, Merrill Lynch, Oppenheimer Securities, and Euro-Atlantic Securities from 1996 to 1999. Mr. DeFeudis graduated from University of New Hampshire in 1995 with a BA degree in Political Science.

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

§
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

§	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

§
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

§	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2010.

Auditors; Code of Ethics; Financial Expert

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Marco Garibaldi (1) President, Chief Executive Officer,	2010	$0	0	1,625	(1)	0	0	0	87,375	$89,000
	2009	$0	0	15,000	(2)	0	0	0	80,000	$95,000

Edward C. DeFeudis,	2010	$0	0	1,625	(3)	0	0	0	102,375	$104,000
President, Chief Financial Officer,	2009	$0	0	0		0	0	0	90,000	$90,000

(1)  Godfather Entertainment, Inc. was granted 162,500 shares of our common stock in connection with the services rendered by Marco Garibaldi with respect to our business. Mr. Garibaldi is the beneficial owner of Godfather Entertainment, Inc. Mr. Garibaldi was also granted $87,375 as consulting fee for his services to Godfather Entertainment, Inc.

(2) Pursuant to a Purchase Agreement dated February 26, 2008, Situation X, LLC was granted 15,000,000 shares of our common stock in connection with services rendered and to be rendered by Marco Garibaldi with respect to our business. Mr. Garibaldi is the beneficial owner of Situation X, LLC. Mr. Garibaldi was also granted $80,000 as consulting fee for his services to Situation X, LLC.

(3) Lion Equity Holding Corp. was granted 162,500 shares of our common stock in connection with the services rendered by Edward C. Defeudis with respect to our business. Mr. Defeudis is the beneficial owner of Lion Equity Holding Corp. Mr. Defeudis was also granted $102,375 as consulting fee for his services to Lion Equity Holding Corp.

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1) (2)	# of Shares	% of Class (7)

Edward C. DeFeudis C/O 1001 BRICKELL BAY DR, SUITE 1804 MIAMI, FL 33131 (3)	24,867,500	46%

Spider Investments, LLC C/O 1001 BRICKELL BAY DR, SUITE 1804 MIAMI, FL 33131 (4)	22,200,000	41%

Marco Garibaldi 9200 SUNSET BLVD #625 LOS ANGELES, CA 90069 (5)	15,162,500	28%

Situation X, LLC C/O MARCO GARIBALDI 9200 SUNSET BLVD #625 LOS ANGELES, CA 90069 (5)	15,162,500	28%

Lion Equity Holding Corp. C/O 1177 GEORGE BUSH BLVD, SUITE 201 DELRAY BEACH, FL 33483(5)	792,500	1.47%

All named executive officers and our sole director as a group (two (2) persons)	40,030,000	74%

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

(7)	Applicable percentage of ownership is based on 53,965,404 shares of common stock outstanding as of April 30, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended January 31, 2010 and 2009, we were billed approximately $9,700 and $10,500, respectively, for professional services rendered for the audit and review of our financial statements.
Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended January 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2010 and 2009.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-  approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

WIKILOAN, INC.

Date: May 12, 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward C. DeFeudis	President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board	May 12, 2010
Edward C. DeFeudis

/s/ Marco Garibaldi	Chief Executive Officer	May 12, 2010
Marco Garibaldi