Form 10-Q
period 2010-04-30
WIKILOAN INC.
filed 2010-06-21
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of
April 30, 2010:  54,804,758 shares of Common Stock.

WIKILOAN INC.

FORM 10-Q

April 30, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Control and Procedures	15

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc.
Condensed Balance Sheets
April 30, 2010 (Unaudited) and January 31, 2010

	April 30,	January 31,
Assets	2010	2010
Current assets
Cash and cash equivalents	$92,272	$28,460
Total current assets	92,272	28,460

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(8,307)
Property and equipment, net	-	-

Other assets
Domain names	25,042	25,042
Software development costs	36,013	47,361
Deferred payment processing costs	145,000	-
SDI distribution agreement	110,000	-
Total other assets	316,055	72,403

Total assets	$408,327	$100,863

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	10,000	49,928
Convertible notes payable	300,000	352,000
Total liabilities	410,000	501,928

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
54,804,758 and 51,575,000 shares issued and outstanding, respectively	54,805	51,575
Additional paid-in capital	5,709,417	5,190,571
Accumulated deficit	(5,765,895)	(5,643,211)
Total stockholders' deficit	(1,673)	(401,065)
Total liabilities and stockholders' equity	$408,327	$100,863

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Operations
For the Three Months Ended April 30, 2010 and 2009 (Unaudited)

	April 30,
	2010	2009

Revenues	$624	$-

Operating expenses
Selling, general and administrative expenses	112,359	69,627
Research and development costs	-	-
Total operating expenses	112,359	69,627

Income (loss) from operations	(111,735)	(69,627)

Other income (expense)
Interest expense	(10,949)	(8,464)
Total other income (expense)	(10,949)	(8,464)

Income (loss) before provision for income taxes	(122,684)	(78,091)

Provision for income taxes	-	-

Net income (loss)	$(122,684)	$(78,091)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	53,077,139	49,500,000

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended April 30, 2010 and 2009 (Unaudited)

	April 30,
	2010	2009

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(122,684)	$(78,091)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	11,348	11,865
Amortization of deferred payment processing costs	5,000	-
Increase (decrease) in accrued interest	10,148	7,500
Increase (decrease) in accrued salaries	-	-
Net cash provided from (used by) operating activities	(96,188)	(58,726)

Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	(1,940)
Net cash provided from (used by) investing activities	-	(1,940)

Cash Flows Provided From (Used By) Financing Activities
Proceeds from issuance of convertible notes	160,000
Borrowings from line of credit, net	-	-
Net cash provided from (used by) financing activities	160,000	-

Net increase (decrease) in cash and cash equivalents	63,812	(60,666)

Cash and cash equivalents, beginning of period	28,460	72,060

Cash and cash equivalents, end of period	$92,272	$11,394

Supplemental disclosure
Interest paid during the period	$964	$964
Noncash transactions:
Conversion of convertible debt into common stock	$212,000	$-
Conversion of accrued interest into common stock	$50,076	$-
Common stock issued for SDI agreement	$110,000	$-

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Notes to Condensed Financial Statements
April 30, 2010

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of WikiLoan, Inc., formerly known as Swap-A-Debt, Inc. , ( referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2010 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2011.

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

The Company has had no significant revenue or significant assets since 2005.  At April 30, 2010 and January 31, 2010, the Company had accumulated losses of $5,765,895 and $5,643,211, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s President.  At April 30, 2010 and January 31, 2010, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc.
Notes to Condensed Financial Statements
April 30, 2010

4.	Convertible Notes Payable

Convertible notes payable consist of the following at April 30, 2010 and January 31, 2010:

	April 30, 2010	Jan. 31, 2010
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$-	$102,000

Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23. 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-

Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000

Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000

Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Sept. 16, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	15,000

Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	85,000

Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	50,000

Total	$300,000	$352,000

WikiLoan, Inc.
Notes to Condensed Financial Statements
April 30, 2010

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

In June 2010, the Company received written notice from the September 16, 2009 convertible note holder to extend the note agreement for an additional three months.  The due date is September 16, 2010, and no other terms or conditions were changed.

On March 23, 2010, the Company issued a short-term convertible promissory note for $150,000.  The note accrues interest at 12% per annum and is due on or before September 23, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

On April 9, 2010, the Company received conversion notices on the May 12, 2009 and July 28, 2009 convertible note agreements to convert the outstanding principal and accrued interest aggregating $109,116 into 839,354 common shares.

At April 30, 2010 and January 31, 2010, the Company had accrued interest of $10,000 and $49,928, respectively, under these convertible note agreements.

5.	Key Operating Officers

At April 30, 2010, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

6.	Common stock transactions

On February 10, 2010, the Company issued 500,000 common shares to SDI upon execution of the agreement and issuance of a press release.  The Company valued the shares issued at $110,000, based on the closing price of the Company’s common stock on February 10, 2010.

On March 1, 2010, the Company received a conversion notice on the August 29, 2008 convertible note agreement to convert the outstanding principal and accrued interest aggregating $142,960 into 1,250,000 common shares.

On March 2, 2010, the Company issued an aggregate of 600,000 common shares to two payment processors for five year payment processing fee agreements.  The Company valued the shares issued at $150,000, based on the average closing price of the Company’s common stock immediately prior to the agreements, and will expense this amount over the life of the agreements.  For the quarter ended April 30, 2010, the Company expensed $5,000 under these agreements.

On March 12, 2010, the Company received a conversion notice on the March 5, 2010 convertible note agreement to convert the outstanding principal of $10,000 into 40,404 common shares.

On April 9, 2010, the Company received conversion notices on the May 12, 2009 and July 28, 2009 convertible note agreements to convert the outstanding principal and accrued interest aggregating $109,116 into 839,354 common shares.

WikiLoan, Inc.
Notes to Condensed Financial Statements
April 30, 2010

7.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended April 30, 2010 and 2009 were computed using 53,077,139 and 49,500,000 weighted average common shares outstanding, respectively.  The Company does not have potentially dilutive shares issued or outstanding.

8.	SDI Agreement

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

Effective February 10, 2010, the Company issued 500,000 common shares to SDI upon execution of the agreement and issuance of a press release.  The Company valued the shares issued at $110,000, based on the closing price of the Company’s common stock on February 10, 2010.

9.	Subsequent Event

On May 27, 2010, the Company issued a short-term convertible promissory note for $75,000.  The note accrues interest at 12% per annum and is due on or before November 27, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

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

We had limited revenues during the nine months ended April 30, 2010 and no revenues during the three months ended April 30, 2009. Our expenses during that time incurred general and administrative expenses in the amount of $107,359 and $69,627, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.  Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated $2,425 in revenue since 2005 and at April 30, 2010 and January 31, 2010, the Company had accumulated losses of $5,765,895 and $5,643,211, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.
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

RESULTS OF OPERATIONS

As of the quarter ended April 30, 2010, we had cash on hand of $92,272 and our total assets were $263,327. Our total liabilities consisted of an outstanding Line of Credit in the amount of $100,000, accrued interest of $10,000 and short-term convertible notes payable aggregating $300,000, with $102,000 due on August 29, 2010, $50,000 due on May 12, 2010, $15,000 due on March 14, 2010,$50,000 due on July 28, 2010, and $85,000 due on September 28, 2010.  With the continued losses and a resulting accumulated deficit of $5,765,895, we have negative shareholder’s equity in the amount of $1,673.  We are currently operating at a loss and we have a net loss of $122,684 for the quarter ended April 30, 2010. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had cash of $92,272.  However, due to the current instability of the credit market and our limited history with limited revenue, we will require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Management to legally insure that they will provide the funding for our operations.  Although we have no commitments for capital, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

As to the following serious conditions:

1)	As of April 30, 2010, we had cash of $92,272;

2)	We received an aggregate of $350,000 from the sale of three promissory notes in fiscal 2008 and 2009;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

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

In June 2010, the Company received written notice from the September 16, 2009 convertible note holder to extend the note agreement for an additional three months.  The due date is September 16, 2010, and no other terms or conditions were changed.

On March 23, 2010, the Company issued a short-term convertible promissory note for $150,000.  The note accrues interest at 12% per annum and is due on or before September 23, 2010.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

On April 9, 2010, the Company received conversion notices on the May 12, 2009 and July 28, 2009 convertible note agreements to convert the outstanding principal and accrued interest aggregating $109,116 into 839,354 common shares.

At April 30, 2010 and January 31, 2010, the Company had accrued interest of $10,000 and $49,928, respectively, under these convertible note agreements.

At this time, we have  not identified any sources of additional financing. Upon developing an active trading market for our common stock we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers. However, given our precarious financial condition and our lack of business, a liquid trading market may not develop in the foreseeable future.

We have no written agreement with our management to legally insure that they will provide the funding for our operations. Although we have no commitments for capital, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $1,050,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

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

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2010, the Company issued 500,000 common shares to SDI upon execution of the agreement and issuance of a press release.  The Company valued the shares issued at $110,000, based on the closing price of the Company’s common stock on February 10, 2010.

On March 1, 2010, the Company received a conversion notice on the August 29, 2008 convertible note agreement to convert the outstanding principal and accrued interest aggregating $142,960 into 1,250,000 common shares.

On March 2, 2010, the Company issued an aggregate of 600,000 common shares to two payment processors for five year payment processing agreements. The Company valued the shares issued at $150,000, based on the average closing price of the Company’s common stock immediately prior to the agreements.

On March 12, 2010, the Company received a conversion notice on the March 5, 2010 convertible note agreement to convert the outstanding principal of $10,000 into 40,404 common shares.

On April 9, 2010, the Company received conversion notices on the May 12, 2009 and July 28, 2009 convertible note agreements to convert the outstanding principal and accrued interest aggregating $109,116 into 839,354 common shares.

All of the issuances of the above shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved)

None.

Item 5.     Other Information.

None

Item 6.      Exhibits

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

WIKILOAN INC.

Date: June 21, 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board