Form 10-Q
period 2010-07-31
WIKILOAN INC.
filed 2010-09-13
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WIKILOAN INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51879	58-1921737
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1093 Broxton Avenue Suite 210
Los Angeles, CA 90024
 (Address of Principal Executive Offices)
 _______________

(310) 443-9246
 (Issuer Telephone number)
_______________

1177 George Bush Blvd. Suite 201
Delray Beach, FL 33483
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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 10, 2010:  54,804,758 shares of Common Stock.

WIKILOAN INC.

FORM 10-Q

July 31, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Balance Sheets
July 31, 2010 (Unaudited) and January 31, 2010

	July 31,	January 31,
Assets	2010	2010
Current assets
Cash and cash equivalents	$30,086	$28,460
Total current assets	30,086	28,460

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(8,307)
Property and equipment, net	-	-

Other assets
Domain names	25,042	25,042
Software development costs	24,665	47,361
Deferred payment processing costs	137,500	-
SDI distribution agreement	110,000	-
Total other assets	297,207	72,403

Total assets	$327,293	$100,863

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	20,500	49,928
Convertible notes payable	375,000	352,000
Total liabilities	495,500	501,928

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
54,804,758 and 51,575,000 shares issued and outstanding, respectively	54,805	51,575
Additional paid-in capital	5,709,417	5,190,571
Accumulated deficit	(5,932,429)	(5,643,211)
Total stockholders' deficit	(168,207)	(401,065)
Total liabilities and stockholders' equity	$327,293	$100,863

See accompanying notes to condensed financial statements

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Three Months Ended July 31, 2010 and 2009 (Unaudited)

	Three Months Ended July 31,
	2010	2009

Revenues	$28	$-

Operating expenses
Selling, general and administrative expenses	155,252	70,351
Research and development costs	-	-
Total operating expenses	155,252	70,351

Income (loss) from operations	(155,224)	(70,351)

Other income (expense)
Interest expense	(11,310)	(9,730)
Total other income (expense)	(11,310)	(9,730)

Income (loss) before provision for income taxes	(166,534)	(80,081)

Provision for income taxes	-	-

Net income (loss)	(166,534)	(80,081)

Unrealized gain (loss) on marketable securities	-	-

Comprehensive income (loss)	$(166,534)	$(80,081)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.003)	$(0.002)
Basic and fully diluted weighted average common shares outstanding	54,805,758	49,500,000

See accompanying notes to condensed financial statements

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Six Months Ended July 31, 2010 and 2009 (Unaudited)

	Six Months Ended July 31,
	2010	2009

Revenues	$652	$-

Operating expenses
Selling, general and administrative expenses	267,611	139,978
Research and development costs	-	-
Total operating expenses	267,611	139,978

Income (loss) from operations	(266,959)	(139,978)

Other income (expense)
Interest expense	(22,259)	(18,194)
Total other income (expense)	(22,259)	(18,194)

Income (loss) before provision for income taxes	(289,218)	(158,172)

Provision for income taxes	-	-

Net income (loss)	(289,218)	(158,172)

Unrealized gain on marketable securities	-	-

Comprehensive income (loss)	$(289,218)	$(158,172)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.005)	$(0.003)
Basic and fully diluted weighted average common shares outstanding	54,209,906	49,500,000

See accompanying notes to condensed financial statements

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended July 31, 2010 and 2009 (Unaudited)

	Six Months Ended July 31,
	2010	2009

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(289,218)	$(158,172)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	35,196	23,730
Gain on sale of marketable securities	-	-
Increase (decrease) in accrued interest	20,648	15,000
Increase (decrease) in accrued salaries	-	-
Net cash provided from (used by) operating activities	(233,374)	(119,442)

Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	(1,940)
Net cash provided from (used by) investing activities	-	(1,940)

Cash Flows Provided From (Used By) Financing Activities
Borrowings from line of credit, net	-	-
Common stock issued for services	-	-
Proceeds from issuance of convertible debt	235,000	100,000
Net cash provided from (used by) financing activities	235,000	100,000

Net increase (decrease) in cash and cash equivalents	1,626	(21,382)

Cash and cash equivalents, beginning of period	28,460	72,060

Cash and cash equivalents, end of period	$30,086	$50,678

Supplemental disclosure
Interest paid during the period	$1,760	$1,879
Noncash transactions:
Conversion of convertible debt into common stock	$212,000	$-
Conversion of accrued interest into common stock	$50,076	$-
Common stock issued for SDI agreement	$110,000	$-

See accompanying notes to condensed financial statements

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2010 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2011.

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

2.    Going Concern Uncertainty

The Company has had no significant revenue or significant assets since 2005.  At July 31, 2010 and January 31, 2010, the Company had accumulated losses of $5,932,429 and $5,643,211, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.    Line of Credit

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s President.  At July 31, 2010 and January 31, 2010, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

4.    Convertible Notes Payable

Convertible notes payable consist of the following at July 31, 2010 and January 31, 2010:

	April 30, 2010	Jan. 31, 2010
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$-	$102,000
Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-
Convertible note payable to an individual dated May 27, 2010, interest at 12%, due on or before Nov. 27, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	75,000	-
Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Sept. 16, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	15,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	85,000
Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	50,000

Total	$375,000	$352,000

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

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

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

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

7.    Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended July 31, 2010 and 2009 were computed using 54,804,758 and 49,500,000 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the six months ended July 31, 2010 and 2009 were computed using 54,209,906 and 49,500,000 weighted average common shares outstanding, respectively. The Company does not have potentially dilutive shares issued or outstanding.

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

Borrowers pay a $79 "Borrower Application Fee". Lenders pay 1/12th of 1% per month of the outstanding principal balance of the loan as a "Lender Administration Fee". Users of the website will also pay a $0.99 "EFT/ACH Transfer Fee" for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

We had limited revenues during the six months ended July 31, 2010 and no revenues during the six months ended July 31, 2009. Our expenses during that time incurred general and administrative expenses in the amount of $267,611 and $139,978, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.  Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated $2,453 in revenue since 2005 and at July 31, 2010 and January 31, 2010, the Company had accumulated losses of $5,932,429 and $5,643,211, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

RESULTS OF OPERATIONS

As of the quarter ended July 31, 2010, we had cash on hand of $30,086 and our total assets were $327,293. Our total liabilities consisted of an outstanding Line of Credit in the amount of $100,000, accrued interest of $20,500 and short-term convertible notes payable aggregating $375,000, with $150,000 due on September 23, 2010, $50,000 due on July 21, 2010, $15,000 due on September 16, 2010, $75,000 due on November 27, 2010, and $85,000 due on September 28, 2010.  With the continued losses and a resulting accumulated deficit of $5,932,429, we have $327,293 in shareholder’s equity.  We are currently operating at a loss and we have a net loss of $289,218 for the six months ended July 31, 2010. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, we had cash of $30,086.  However, due to the current instability of the credit market and our limited history with limited revenue, we will require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Management to legally insure that they will provide the funding for our operations.  Although we have no commitments for capital, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

As to the following serious conditions:

1)	As of July 31, 2010, we had cash of $30,086;

2)	We received an aggregate of $350,000 from the sale of three promissory notes in fiscal 2008 and 2009;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

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

At July 31, 2010 and January 31, 2010, the Company had accrued interest of $20,500 and $49,928, respectively, under these convertible note agreements.

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

To date, we have been able to secure $1,1,25,000 that we raised through two convertible promissory notes in January 2008 for $300,000 each, one convertible promissory note for $250,000 in August 2008, two convertible promissory notes for $50,000 each in May and July 2009, two convertible promissory notes for $15,000 and $85,000 in September 2009, and one convertible promissory note for $75,000 in May 2010. We may also rely on sources to borrow funds in the form of loans.

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

WIKILOAN INC.

Date: September 10, 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board