Form 10-K/A
period 2010-01-31
WIKILOAN INC.
filed 2010-11-04
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51879

WIKILOAN INC.
 (Name of small business issuer in its charter)

DELAWARE	58-1921737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1093 Broxton Avenue Suite 210 Los Angeles, CA	90024
(Address of principal executive offices)	(Zip Code)

(310) 443-9246
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Documents Incorporated by Reference: None.

EXPANATORY NOTE

This Amendment to the annual report on Form 10K/A is being filed to amend our annual report on Form 10K for the year ended January 31, 2010, which was originally reported on May 17, 2010.  We are filing this Form 10K/A to amend and restate Item 7, Financial Statements.

 As previously reported on Form 8-K filed on October 22, 2010, WikiLoan, Inc. (the “Company”) concluded that the financial statements included in our Annual Report on Form 10-K for the years ended January 31, 2010 and 2009, and the Quarterly Reports for the periods ended April 30, 2010 and July 31, 2010, should be restated to adequately account for beneficial conversion features in certain convertible debt agreements, as required by GAAP.

As the result of the accounting for the beneficial conversion features, we are restating our financial statements included in the Annual Report on Form 10-K for the year ended January 31, 2010, and the Quarterly Reports for the periods ended April 30, 2010 and July 31, 2010 and associated disclosures.

For the convenience of the reader, this Form 10-K/A, sets forth the Original Form 10-K in its entirety, as amended by this Form 10K/A.  However, this Form 10-K/A amends only Item 7 of Part II in its entirety, in each case, solely as a result of, and to reflect, the Restatement, and, except as noted above, no other information in the Original Form 10-K is amended hereby.  In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-K/A as Exhibits31.1, 31.2, 32.1, and 32.2.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

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

RESULTS OF OPERATIONS

As of the year ended January 31, 2010, we had cash on hand of $28,460 and our total assets were $100,863 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $49,928 and short-term convertible notes payable aggregating $352,000.  With the continued losses and a resulting accumulated deficit of $ 5,885,614 , we have negative shareholder’s equity in the amount of $ 495,468 .

As of the year ended January 31, 2009, we had cash on hand of $72,060 and our total assets were $194,072 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $12,740 and a short-term convertible note payable in the amount of $250,000 due on April 30, 2009.  With the continued losses and a resulting accumulated deficit of $ 5,288,975, we have negative shareholder’s equity in the amount of $ 190,079 .

We are currently operating at a loss and we had net losses of $596,639 and $ 197,328 for the years ended January 31, 2010 and 2009, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had minimal revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

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

/s/ PS STEPHENSON & CO., PC

Wharton, Texas
April 28, 2010, except for Note 2 which is November 1, 2010

WikiLoan, Inc.
Balance Sheets
January 31, 2010 and 2009

Assets	2010	2009
Current assets
Cash and cash equivalents	$28,460	$72,060
Total current assets	28,460	72,060

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(7,048)
Property and equipment, net	-	1,259

Other assets
Domain names	25,042	28,000
Software development costs	47,361	92,753

Total assets	$100,863	$194,072

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	49,928	12,740
Convertible notes payable, net of discounts of $109, 423 and $114,603)	242,577	135,397
Derivative liability from beneficial conversion features	203,826	136,014
Total liabilities	596,331	384,151

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
51,575,000 and 49,500,000 shares issued and outstanding, respectively	51,575	49,500
Additional paid-in capital	5,338,571	5,049,396
Accumulated deficit	(5,885,614)	(5,288,975)
Total stockholders' deficit	(495,468)	(190,079)
Total liabilities and stockholders' equity	$100,863	$194,072

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statements of Operations
For the Years Ended January 31, 2010 and 2009

	2010	2009

Revenues	$1,801	$-

Operating expenses
Selling, general and administrative expenses	345,610	528,842
Research and development costs	23,800	61,435
Total operating expenses	369,410	590,277

Income (loss) from operations	(367,609)	(590,277)

Other income (expense)
Gain (loss) from derivative liabilities	(32,593)	60,449
Gain from extinguishment of officer accrued salaries	-	431,583
Gain on sale of marketable securities	-	375
Gain on sale of domain names	33,667	-
Interest expense	(230,104)	(99,458)
Total other income (expense)	(229,030)	392,949

Income (loss) before provision for income taxes	(596,639)	(197,328)

Provision for income taxes	-	-

Net income (loss)	$(596,639)	$(197,328)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.01)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	50,164,583	44,085,744

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended January 31, 2010 and 2009

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 31, 2008	-	$-	63,751,456	63,752	3,860,710	(5,091,647)	$(1,167,185)

Reverse stock split			(60,563,798)	(60,564)	60,564		-

Shares issued for purchase of Domain Name			22,200,000	22,200			22,200

Shares issued for services			15,072,342	15,072	7,162		22,234

Shares issued for debt conversions			9,040,000	9,040	1,120,960		1,130,000

Beneficial conversion feature related to convertible notes					-		-

Net income (loss)	-	-	-	-	-	(197,328)	(197,328)

Balance at January 31, 2009	-	-	49,500,000	49,500	5,049,396	(5,288,975)	(190,079)

Shares issued for accrued liabilities			325,000	325	2,925		3,250

Shares issued for debt conversions			1,750,000	1,750	138,250		140,000

Beneficial conversion feature related to convertible notes					148,000		148,000

Net income (loss)	-	-	-	-	-	(596,639)	(596,639)

Balance at January 31, 2010	-	$-	51,575,000	$51,575	$5,338,571	$(5,885,614)	$(495,468)

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statements of Cash Flows
For the Years Ended January 31, 2010 and 2009

	2010	2009
Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(596,639)	$(175,917)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	46,651	42,220
(Gain) loss on derivative liabilities	32,593	(60,449)
Amortization of discount on convertible debt	188,399	81,860
Gain on sale of domain names	(33,667)	-
Gain on sale of marketable securities	-	(375)
Common stock issued for services	-	22,234
Increase in related party payables	35,250	-
Increase (decrease) in accrued interest	37,188	12,740
Increase (decrease) in accrued salaries	-	(431,583)
Net cash provided from (used by) operating activities	(290,225)	(530,681)

Cash Flows Provided From (Used By) Investing Activities
Purchase of marketable securities	-	(5,625)
Proceeds from sale of marketable securities	-	6,000
Purchase of Domain Names	(3,375)	(5,800)
Investment in software development	-	(26,194)
Net cash provided from (used by) investing activities	(3,375)	(31,619)

Cash Flows Provided From (Used By) Financing Activities
Proceeds from issuance of convertible notes payable	250,000	250,000
Net cash provided from (used by) financing activities	250,000	250,000

Net increase (decrease) in cash and cash equivalents	(43,600)	(312,300)
Cash and cash equivalents, beginning of year	72,060	384,360
Cash and cash equivalents, end of year	$28,460	$72,060

Supplemental disclosure
Interest paid during the period	$4,517	$4,858
Non-cash transactions:
Issuance of common stock for debt conversions	$-	$1,130,000
Sale of domain names and trademark application
Extinguishment of related party payables	$(32,000)	$-
Extinguishment of convertible note payable	(8,000)	-
Cost of domain names	6,333	-
Gain on sale of domain names and trademark application	$(33,667)	$-
Issuance of common stock for related party payables	$(3,250)	$-

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

2.         Restatement

On October 20, 2010, the Company concluded that the financial statements included in our Annual Report on Form 10-K for the years ended January 31, 2010 and 2009, and the Quarterly Reports for the periods ended April 30, 2010 and July 31, 2010, should be restated to adequately account for beneficial conversion features in certain convertible debt agreements, as required by GAAP.

The effect of the restatement on specific items in the balance sheet and income statement is as follows:

	January 31, 2010
	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet
Convertible notes payable, net	$352,000	$(109,423)	$242,577
Derivative liabilities	$-	$203,826	$203,826
Stockholders' Equity (Deficit)	$(401,065)	$(94,403)	$(495,468)
Income Statement
Other income (expense)	$(8,038)	$(220,992)	$(229,030)
Net income (loss)	$(375,647)	$(220,992)	$(596,639)

	January 31, 2009
	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet
Convertible notes payable, net	$250,000	$(114,603)	$135,397
Derivative liabilities	$-	$136,014	$136,014
Stockholders' Equity (Deficit)	$(168,668)	$(21,411)	$(190,079)
Income Statement
Other income (expense)	$414,360	$(21,411)	$392,949
Net income (loss)	$(175,917)	$(21,411)	$(197,328)

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

3 .        Going Concern Uncertainty

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

4 .        Summary of Significant Accounting Policies

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

5.         Accrued Officer Salaries

On April 30, 2008, the Company’s majority shareholder and key officer forgave the accrued salaries aggregating $431,583 due to him.  Accordingly, the Company recorded a gain on the debt forgiveness of $431,583 during the year ended January 31, 2009.

6.         Sale of Domain Names and Trademark Applications

On October 29, 2009, the Company completed the sale of 17 domain names and a trademark application unrelated to the Company’s peer-to-peer lending business for debt reductions of $40,000, of which $32,000 was owed to two entities owned by the Company’s officers for consulting services and $8,000 in convertible notes payable reductions (Note 8 ).  The Company’s recorded cost in the domain names and trademark applications was $6,333.

7.         Line of Credit

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s President.  At January 31, 2010 and 2009, the Company owed $100,000 and $100,000, respectively.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

8.        Convertible Notes Payable and Derivative Liabilities

Convertible notes payable consist of the following at January 31, 2010 and 2009:

	2010	2009
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$102,000	$250,000

Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	50,000	-

Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	50,000	-

Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before June 14, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	-

Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	-

Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	-

Less discounts on convertible debt	(109,423)	(114,603)

Total	$242,577	$135,397

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2010 and 2009

As each of the convertible note agreements above contain options to convert the outstanding balance into shares of the Company’s common stock, we evaluated these agreements pursuant to ASC 815-15 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815-15 applied.

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently remeasured at January 31, 2010 and 2009.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 166% to 174% (3) a discount rate of .33 to .44% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At January 31, 2010, derivative liabilities and respective gains or losses on derivatives consisted of the following:

		Gain (loss)
	Derivative	on Derivative
	Liability	at 1/31/10
August 29, 2008 note	$68,288	$(80,274)
May 12, 2009 note	33,475	16,525
July 28, 2009 note	25,516	10,385
Sept. 16, 2009 note	7,655	3,115
Sept. 28, 2009 note	43,376	17,656
January 21, 2009 note	25,516	-
	$203,826	$(32,593)

At January 31, 2010, unamortized discount and respective amortization to interest expense consisted of the following:

		Fiscal 2010
	Unamortized	Amortization
	Discount	of Discount
August 29, 2008 note	$-	$114,603
May 12, 2009 note	16,672	33,328
July 28, 2009 note	21,541	14,360
Sept. 16, 2009 note	6,854	3,916
Sept. 28, 2009 note	38,840	22,192
January 21, 2009 note	25,516	-
	$109,423	$188,399

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

9 .        Common Stock Transactions

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

12 .      Contingent Liabilities

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of January 31, 2010 the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

13.       Key Operating Officer

At January 31, 2010, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

14 .      Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the years ended January 31, 2010 and 2009 were computed using 50,164,583 and 44,085,744 weighted average common shares outstanding, respectively.   The Company does not have potentially dilutive shares issued or outstanding.

15 .      Subsequent Events

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

On March 11, 2010 the company agreed to hire Hansel Capital Inc. to assist the company in financial advisory, strategic business planning, and investor and public relations services. Pursuant to the agreement, the Company shall transfer and pay a Warrant to purchase two million (2,000,000) shares of restricted stock at $0.001 with a cashless provision and a five-year term.

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

WIKILOAN, INC.

Date: November 4, 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward C. DeFeudis	President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board	November 4 , 2010
Edward C. DeFeudis

/s/ Marco Garibaldi	Chief Executive Officer	November 4, 2010
Marco Garibaldi