Form 10-Q/A
period 2010-04-30
WIKILOAN INC.
filed 2010-11-04
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 to FORM 10-Q
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

EXPLANATORY NOTE

This Amendment to the annual report on Form 10-Q/A is being filed to amend our annual report on Form 10-Q quarter ended April 30, 2010, which was originally reported on June 21, 2010.  We are filing this Form 10Q/A to amend and restate the interim Financial Statements.

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

For the convenience of the reader, this Form 10-Q/A, sets forth the Original Form 10-Q in its entirety, as amended by this Form 10Q/A.  In addition, Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-Q/A as Exhibits31.1, 31.2, 32.1, and 32.2.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

WIKILOAN INC.

FORM 10-Q/ A

April 30, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc.
Condensed Balance Sheets
April 30, 2010 (Unaudited) and January 31, 2010

	April 30,	January 31,
Assets	2010 (As Restated)	2010 (As Restated)
Current assets
Cash and cash equivalents	$92,272	$28,460
Total current assets	92,272	28,460

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(8,307)
Property and equipment, net	-	-

Other assets
Domain names	25,042	25,042
Software development costs	36,013	47,361
Deferred payment processing costs	145,000	-
SDI distribution agreement	110,000	-
Total other assets	316,055	72,403

Total assets	$408,327	$100,863

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	10,000	49,928
Derivative liabilities	159,378	203,826
Convertible notes payable	215,747	242,577
Total liabilities	485,125	596,331

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
54,804,758 and 51,575,000 shares issued and outstanding, respectively	54,805	51,575
Additional paid-in capital	5,980,195	5,338,571
Accumulated deficit	(6,111,798)	(5,885,614)
Total stockholders' deficit	(76,798)	(495,468)
Total liabilities and stockholders' equity	$408,327	$100,863

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Operations
For the Three Months Ended April 30, 2010 and 2009 (Unaudited)

	April 30, (As Restated)
	2010	2009

Revenues	$624	$-

Operating expenses
Selling, general and administrative expenses	112,359	69,627
Research and development costs	-	-
Total operating expenses	112,359	69,627

Income (loss) from operations	(111,735)	(69,627)

Other income (expense)
Interest expense	(67,053)	(57,580)
Gain (loss) on derivative liability	(47,396)	(27,098)
Total other income (expense)	(114,449)	(84,678)

Income (loss) before provision for income taxes	(226,184)	(154,305)

Provision for income taxes	-	-

Net income (loss)	$(226,184)	$(154,305)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	53,077,139	49,500,000

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended April 30, 2010 and 2009 (Unaudited)

	April 30, (As Restated)
	2010	2009

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(226,184)	$(154,305)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	11,348	11,865
(Gain) loss on derivative liabilities	47,396	27,098
Amortization of discount on convertible debt	56,104	49,116
Amortization of deferred payment processing costs	5,000	-
Increase (decrease) in accrued interest	10,148	7,500
Increase (decrease) in accrued salaries	-	-
Net cash provided from (used by) operating activities	(96,188)	(58,726)

Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	(1,940)
Net cash provided from (used by) investing activities	-	(1,940)

Cash Flows Provided From (Used By) Financing Activities
Proceeds from issuance of convertible notes	160,000
Borrowings from line of credit, net	-	-
Net cash provided from (used by) financing activities	160,000	-

Net increase (decrease) in cash and cash equivalents	63,812	(60,666)

Cash and cash equivalents, beginning of period	28,460	72,060

Cash and cash equivalents, end of period	$92,272	$11,394

Supplemental disclosure
Interest paid during the period	$964	$964
Noncash transactions:
Conversion of convertible debt into common stock	$212,000	$-
Conversion of accrued interest into common stock	$50,076	$-
Common stock issued for SDI agreement	$110,000	$-

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

The effect of the restatement on specific items in the balance sheet and income statement is as follows:

	April 30, 2010
	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet
Convertible notes payable, net	$300,000	$(84,253)	$215,747
Derivative liabilities	$-	$159,378	$159,378
Stockholders' Equity (Deficit)	$(1,673)	$(75,125)	$(76,798)

	Quarter Ended April 30, 2010			Quarter Ended April 30, 2009
	As Previously		As	As Previously		As
Income Statement	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Other income (expense)	$(10,949)	$(103,500)	$(114,449)	$(8,464)	$(76,214)	$(84,678)
Net income (loss)	$(122,684)	$(103,500)	$(226,184)	$(78,091)	$(76,214)	$(154,305)
Basic and fully diluted loss per share	$-	$-	$-	$-	$-	$-

3.	Going Concern Uncertainty

The Company has had no significant revenue or significant assets since 2005.  At April 30, 2010 and January 31, 2010, the Company had accumulated losses of $ 6,111,798 and $ 5,885,614 , respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	Convertible Notes Payable

Convertible notes payable consist of the following at April 30, 2010 and January 31, 2010:

	April 30, 2010	Jan. 31, 2010
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$-	$102,000

Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23. 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-

Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000

Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000

Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Sept. 16, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	15,000

Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	85,000

Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	50,000
Total	$300,000	$352,000
Less unamortized discount	(84,253)	(109,423)
Total, net	$215,747	$242,577

As each of the convertible note agreements above contain options to convert the outstanding balance into shares of the Company’s common stock, we evaluated these agreement pursuant to ASC 815-15 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815-15 applied.

WikiLoan, Inc.
Notes to Condensed Financial Statements
April 30, 2010

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently remeasured at April 30, 2010.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 166% to 194% (3) a discount rate of .33 to .44% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At April 30, 2010, derivative liabilities and respective gains or losses on derivatives consisted of the following:

		Gain (loss)
	Derivative	on Derivative
	Liability	at 4/30/10
August 29, 2008 note	$-	$(33,712)
May 12, 2009 note	-	-
July 28, 2009 note	-	-
Sept. 16, 2009 note	8,109	(454)
Sept. 28, 2009 note	46,007	(2,631)
January 21, 2009 note	27,063	(1,547)
March 23, 2010 note	78,199	(9,052)
	$159,378	$(47,396)

At April 30, 2010, unamortized discount and respective amortization to interest expense consisted of the following:

		Fiscal 2011
	Unamortized	Amortization
	Discount	of Discount
August 29, 2008 note	$-	$-
May 12, 2009 note	-	-
July 28, 2009 note	-	-
Sept. 16, 2009 note	980	2,937
Sept. 28, 2009 note	5,552	16,644
January 21, 2009 note	-	24,999
March 23, 2010 note	23,051	11,524
	$29,583	$56,104

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

WikiLoan, Inc.
Notes to Condensed Financial Statements
April 30, 2010

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

WIKILOAN INC.

Date: November 4 , 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board