Form 10-Q/A
period 2010-07-31
WIKILOAN INC.
filed 2010-11-04
CIK 846377

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

EXPANATORY NOTE

This Amendment to the annual report on Form 10-Q/A is being filed to amend our annual report on Form 10-Q quarter ended July 31, 2010, which was originally reported on September 13, 2010.  We are filing this Form 10Q/A to amend and restate the interim Financial Statements.

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

WIKILOAN INC.

FORM 10-Q

July 31, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Balance Sheets
July 31, 2010 (Unaudited) and January 31, 2010

	July 31,	January 31,
Assets	2010 (as restated)	2010 (as Restated)
Current assets
Cash and cash equivalents	$30,086	$28,460
Total current assets	30,086	28,460

Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(8,307)
Property and equipment, net	-	-

Other assets
Domain names	25,042	25,042
Software development costs	24,665	47,361
Deferred payment processing costs	137,500	-
SDI distribution agreement	110,000	-
Total other assets	297,207	72,403

Total assets	$327,293	$100,863

Liabilities and Shareholders’ Deficit
Liabilities
Line of credit	$100,000	$100,000
Accrued interest	20,500	49,928
Derivative liabilities	227,588	203,826
Convertible notes payable, net of discounts	312,145	242,577
Total liabilities	660,233	596,331

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
54,804,758 and 51,575,000 shares issued and outstanding, respectively	54,805	51,575
Additional paid-in capital	5,980,195	5,338,571
Accumulated deficit	(6,367,940)	(5,885,614)
Total stockholders' deficit	(332,940)	(495,468)
Total liabilities and stockholders' equity	$327,293	$100,863

See accompanying notes to condensed financial statements

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Three Months Ended July 31, 2010 and 2009 (Unaudited)

	Three Months Ended July 31, (As Restated)
	2010	2009

Revenues	$28	$-

Operating expenses
Selling, general and administrative expenses	155,252	70,351
Research and development costs	-	-
Total operating expenses	155,252	70,351

Income (loss) from operations	(155,224)	(70,351)

Other income (expense)
Interest expense	(82,614)	(67,178)
Gain (loss) on derivative liabilities	(18,304)	70,192
Total other income (expense)	(100,918)	3,014

Income (loss) before provision for income taxes	(256,142)	(67,337)

Provision for income taxes	-	-

Net income (loss)	(256,142)	(67,337)

Unrealized gain (loss) on marketable securities	-	-

Comprehensive income (loss)	$(256,142)	$(67,337)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.005)	$(0.001)
Basic and fully diluted weighted average common shares outstanding	54,805,758	49,500,000

See accompanying notes to condensed financial statements

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Six Months Ended July 31, 2010 and 2009 (Unaudited)

	Six Months Ended July 31, (As Restated)
	2010	2009

Revenues	$652	$-

Operating expenses
Selling, general and administrative expenses	267,611	139,978
Research and development costs	-	-
Total operating expenses	267,611	139,978

Income (loss) from operations	(266,959)	(139,978)

Other income (expense)
Interest expense	(149,667)	(124,758)
Gain (loss) on derivative liabilities	(65,700)	43,094
Total other income (expense)	(215,367)	(81,664)

Income (loss) before provision for income taxes	(482,326)	(221,642)

Provision for income taxes	-	-

Net income (loss)	(482,326)	(221,642)

Unrealized gain on marketable securities	-	-

Comprehensive income (loss)	$(482,326)	$(221,642)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.009)	$(0.004)
Basic and fully diluted weighted average common shares outstanding	54,209,906	49,500,000

See accompanying notes to condensed financial statements

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended July 31, 2010 and 2009 (Unaudited)

	Six Months Ended July 31,
	2010	2009

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(482,326)	$(221,642)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	35,196	23,730
Gain on sale of marketable securities	-	-
(Gain) loss on derivative liabilities	65,700	(43,094)
Amortization of discount on convertible debt	127,408	106,564
Increase (decrease) in accrued interest	20,648	15,000
Increase (decrease) in accrued salaries	-	-
Net cash provided from (used by) operating activities	(233,374)	(119,442)

Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	(1,940)
Net cash provided from (used by) investing activities	-	(1,940)

Cash Flows Provided From (Used By) Financing Activities
Borrowings from line of credit, net	-	-
Common stock issued for services	-	-
Proceeds from issuance of convertible debt	235,000	100,000
Net cash provided from (used by) financing activities	235,000	100,000

Net increase (decrease) in cash and cash equivalents	1,626	(21,382)

Cash and cash equivalents, beginning of period	28,460	72,060

Cash and cash equivalents, end of period	$30,086	$50,678

Supplemental disclosure
Interest paid during the period	$1,760	$1,879
Noncash transactions:
Conversion of convertible debt into common stock	$212,000	$-
Conversion of accrued interest into common stock	$50,076	$-
Common stock issued for SDI agreement	$110,000	$-

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

The effect of the restatement on specific items in the balance sheet and income statement is as follows:

	July 31, 2010
	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet
Convertible notes payable, net	$375,000	$(62,855)	$312,145
Derivative liabilities	$-	$227,588	$227,588
Stockholders' Equity (Deficit)	$(168,207)	$(164,733)	$(332,940)

	Quarter Ended July 31, 2010			Quarter Ended July 31, 2009
	As Previously		As	As Previously		As
Income Statement	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Other income (expense)	$(11,310)	$(89,608)	$(100,918)	$(9,730)	$12,744	$3,014
Net income (loss)	$(166,534)	$(89,608)	$(256,142)	$(80,081)	$12,744	$(67,337)
Basic and fully diluted loss per share	$(0.003)	$(0.002)	$(0.005)	$(0.002)	$0.001	$(0.001)

	Six Months Ended July 31, 2010			Six Months Ended July 31, 2010
	As Previously		As	As Previously		As
Income Statement	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Other income (expense)	$(22,259)	$(193,108)	$(215,367)	$(18,194)	$(63,470)	$(81,664)
Net income (loss)	$(289,218)	$(193,108)	$(482,326)	$(158,172)	$(63,470)	$(221,642)
Basic and fully diluted loss per share	$(0.005)	$(0.004)	$(0.009)	$(0.003)	$(0.001)	$(0.004)

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

3.    Going Concern Uncertainty

The Company has had no significant revenue or significant assets since 2005.  At July 31, 2010 and January 31, 2010, the Company had accumulated losses of $ 6,367,940 and $ 5,885,614 , respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.    Convertible Notes Payable

Convertible notes payable consist of the following at July 31, 2010 and January 31, 2010:

	July 31, 2010	Jan. 31, 2010
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$-	$102,000
Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-
Convertible note payable to an individual dated May 27, 2010, interest at 12%, due on or before Nov. 27, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	75,000	-
Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Sept. 16, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	15,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	85,000
Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	50,000
Total	$375,000	$352,000
Less unamortized discount	(62,855)	(109,423)
Total, net	$312,145	$242,577

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

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

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently remeasured at July 31, 2010.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 166% to 194% (3) a discount rate of .33 to .44% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At July 31, 2010, derivative liabilities and respective gains or losses on derivatives consisted of the following:

		Gain (loss)
	Derivative	on Derivative
	Liability	at 7/31/10
August 29, 2008 note	$-	$(33,712)
May 12, 2009 note	-	-
July 28, 2009 note	-	-
Sept. 16, 2009 note	10,079	(2,424)
Sept. 28, 2009 note	57,171	(13,795)
January 21, 2009 note	33,630	(8,114)
March 23, 2010 note	77,842	(8,695)
May 27, 2010 note	48,866	1,040
	$227,588	$(65,700)

At July 31, 2010, unamortized discount and respective amortization to interest expense consisted of the following:

		Fiscal 2011
	Unamortized	Amortization
	Discount	of Discount
August 29, 2008 note	$-	$-
May 12, 2009 note	-	-
July 28, 2009 note	-	-
Sept. 16, 2009 note	980	5,874
Sept. 28, 2009 note	5,552	33,288
January 21, 2009 note	-	25,516
March 23, 2010 note	23,051	46,096
May 27, 2010 note	33,272	16,634
	$62,855	$127,408

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

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2010

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

6 .    Key Operating Officers

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

  31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
  32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIKILOAN INC.

Date: November 4 , 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board