Form 10-Q
period 2010-10-31
WIKILOAN INC.
filed 2010-12-15
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 15, 2010: 54,804,758 shares of Common Stock.

WIKILOAN INC.

FORM 10-Q

October 31, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Control and Procedures	15

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Removed and Reserved	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURE

Item 1. Financial Information

WikiLoan, Inc.
Condensed Balance Sheets
October 31, 2010 (Unaudited) and January 31, 2010

	October 31,	January 31,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$50,311	$28,460
Prepaid consulting fees	629,877	-
Total current assets	680,188	28,460
Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(8,307)
Property and equipment, net	-	-
Other assets
Domain names	25,042	25,042
Software development costs	13,317	47,361
Deferred payment processing costs	130,000	-
SDI distribution agreement	157,000	-
Total other assets	325,359	72,403
Total assets	$1,005,547	$100,863

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$-	$100,000
Accounts payable	60,000	-
Accrued interest	31,750	49,928
Derivative liabilities	1,397,518	203,826
Convertible notes payable	442,734	242,577
Total liabilities	1,932,002	596,331
Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
54,804,758 and 51,575,000 shares issued and outstanding, respectively	56,925	51,575
Additional paid-in capital	6,697,486	5,338,571
Accumulated deficit	(7,680,866)	(5,885,614)
Total stockholders' deficit	(926,455)	(495,468)
Total liabilities and stockholders' equity	$1,005,547	$100,863

WikiLoan, Inc.
Condensed Statements of Operations
For the Three Months Ended October 31, 2010 and 2009 (Unaudited)

	Three Months Ended Oct. 31,
	2010	2009

Revenues	$339	$1,631

Operating expenses
Selling, general and administrative expenses	1,330,083	129,333
Research and development costs	-	14,850
Total operating expenses	1,330,083	144,183

Income (loss) from operations	(1,329,744)	(142,552)

Other income (expense)
Gain (loss) on derivative liabilities	103,769	(50,672)
Gain on sale of domain names	-	33,667
Interest expense	(86,951)	(52,265)
Total other income (expense)	16,818	(69,270)

Income (loss) before provision for income taxes	(1,312,926)	(211,822)

Provision for income taxes	-	-

Net income (loss)	(1,312,926)	(211,822)

Unrealized gain (loss) on marketable securities	-	-

Comprehensive income (loss)	$(1,312,926)	$(211,822)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.024)	$(0.004)
Basic and fully diluted weighted average common shares outstanding	54,805,758	50,191,848

WikiLoan, Inc.
Condensed Statements of Operations
For the Nine Months Ended October 31, 2010 and 2009 (Unaudited)

	Nine Months Ended Oct. 31,
	2010	2009

Revenues	$991	$1,631

Operating expenses
Selling, general and administrative expenses	1,597,694	269,311
Research and development costs	-	14,850
Total operating expenses	1,597,694	284,161

Income (loss) from operations	(1,596,703)	(282,530)

Other income (expense)
Gain (loss) on derivative liabilities	38,069	(7,578)
Gain on sale of domain names	-	33,667
Interest expense	(236,618)	(177,023)
Total other income (expense)	(198,549)	(150,934)

Income (loss) before provision for income taxes	(1,795,252)	(433,464)

Provision for income taxes	-	-

Net income (loss)	(1,795,252)	(433,464)

Unrealized gain on marketable securities	-	-

Comprehensive income (loss)	$(1,795,252)	$(433,464)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.033)	$(0.009)
Basic and fully diluted weighted average common shares outstanding	54,209,906	49,733,150

WikiLoan, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended October 31, 2010 and 2009 (Unaudited)

	Nine Months Ended Oct. 31,
	2010	2009

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(1,795,252)	$(433,464)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	54,044	35,303
(Gain) loss on derivative liabilities	(38,069)	7,578
Amortization of debt discount	211,353	145,550
Gain on sale of domain names	-	(33,667)
(Increase) decrease in prepaid expenses	569,877	-
Increase (decrease) in derviative liabilities	-
Increase (decrease) in accrued interest	31,898	27,890
Increase (decrease) in related party payables	-	35,250
Increase (decrease in accounts payable	60,000	-
Net cash provided from (used by) operating activities	(906,149)	(215,560)

Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	(3,375)
Net cash provided from (used by) investing activities	-	(3,375)

Cash Flows Provided From (Used By) Financing Activities
Repayments of line of credit	(100,000)	-
Common stock issued for services	653,000	-
Proceeds from issuance of convertible debt	375,000	200,000
Net cash provided from (used by) financing activities	928,000	200,000

Net increase (decrease) in cash and cash equivalents	21,851	(18,935)

Cash and cash equivalents, beginning of period	28,460	72,060

Cash and cash equivalents, end of period	$50,311	$53,125

Supplemental disclosure
Interest paid during the period	$3,367	$3,583
Noncash transactions:
Conversion of convertible debt into common stock	$212,000	$-
Conversion of accrued interest into common stock	$50,076	$-
Common stock issued for SDI agreement	$157,000	$-

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2010

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2010 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2011.

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

The Company has had no significant revenue or significant assets since 2005.  At October 31, 2010 and January 31, 2010, the Company had accumulated losses of $7,680,866, and $5,643,211, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000.  The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly.  The line of credit is personally guaranteed by the Company’s President.  The line of credit was repaid in full during the quarter ended October 31, 2010.

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2010

4.	Convertible Notes Payable

Convertible notes payable consist of the following at October 31, 2010 and January 31, 2010:

	Oct. 31, 2010	Jan. 31, 2010
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$-	$102,000
Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-
Convertible note payable to an individual dated May 27, 2010, interest at 12%, due on or before Nov. 27, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	75,000	-
Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Jan. 16, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	15,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	85,000
Convertible note payable to an individual dated October 26, 2010 interest at 12%, due on or before April 26, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-
Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	50,000

Total	$525,000	$352,000

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2010

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

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently remeasured at October 31, 2010.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 166% to 242% (3) a discount rate of .17 to .44% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At October 31, 2010, derivative liabilities and respective gains or losses on derivatives consisted of the following:

		Gain (loss)
	Derivative	on Derivative
	Liability	at 10/31/10
August 29, 2008 note	$-	$(33,712)
October 26, 2010 note	73,945	-
Sept. 16, 2009 note	5,285	2,370
Sept. 28, 2009 note	26,911	16,465
January 21, 2009 note	17,618	7,898
March 23, 2010 note	52,853	16,294
May 27, 2010 note	21,152	28,754
Warrants	1,199,754	-
	$1,397,518	$38,069

At October 31, 2010, unamortized discount and respective amortization to interest expense consisted of the following:

		Fiscal 2011
	Unamortized	Amortization
	Discount	of Discount
August 29, 2008 note	$-	$-
October 26, 2010 note	73,945	-
Sept. 16, 2009 note	-	6,854
Sept. 28, 2009 note	-	38,840
January 21, 2009 note	-	25,516
March 23, 2010 note	-	69,147
May 27, 2010 note	8,321	41,585
	$82,266	$181,942

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2010

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

On October 26, 2010, the Company issued a short-term convertible promissory note for $150,000. The note accrues interest at 12% per annum and is due on or before April 26, 2011. The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

At October 31, 2010 and January 31, 2010, the Company had accrued interest of $31,750 and $49,928, respectively, under these convertible note agreements.

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
October 31, 2010

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

On August 2, 2010, and in conjunction with a six month Advisory Agreement, the Company issued 2 warrants to purchase an aggregate of 6,000,000 common shares (3,000,000 shares per warrant) of the Company.  The warrants contain an exercise price of $0.001 per share, a cashless exercise provision, and a term of five years.  The second warrant is not issuable by the Company until satisfaction of certain events by the advisor. The value of the options was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price of $0.001; (3) volatility of 242%; (4) discount rate of 0.17%; (5) term of 5 years and (6) a zero dividend rate.  The value of the first warrant was $1,199,754, and is being amortized over the life of the agreement.  The amount of expense recognized during the quarter ended October 31, 2010 in connection with these warrants was $629,877 and is included in general and administrative expenses.

On October 13, 2010, the Company issued 2,000,000 common shares to a consulting firm for services rendered. The company valued the services at $648,000 based on the closing stock price at the date of issuance.

On October 13, 2010, the Company issued 20,000 common shares for services rendered. The company valued the services at $5,000.

On October 13, 2010, the Company issued 100,000 common shares to SDI upon execution of an agreement to provide distribution services to the Company.  The Company valued the shares issued at $47,000, based on the closing price of the Company’s common stock at the date of issuance.

7.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended October 31, 2010 and 2009 were computed using 54,804,758 and 50,191,848 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the nine months ended October 31, 2010 and 2009 were computed using 54,209,906 and 49,733,150 weighted average common shares outstanding, respectively. The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an ant dilutive effect.

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2010

8.	SDI Agreement

On February 10, 2010, the Company entered into Development and Distribution Agreement (“the Agreement”) with SDI Distributors NJ, Inc. (“SDI”) for the development and distribution of a phone card/cash equivalent card branded in a “Wiki” financial name.  SDI may purchase up to five million phone card/cash equivalent cards from the Company and distribute the cards through SDI’s distribution chain.  The Company has agreed to issue up to 5,500,000 common shares of the Company as consideration for the Agreement, with 500,000 common shares due upon execution of this agreement and issuance of a press release.  Subsequent issuance of common shares of the Company will be delivered on a quarterly basis upon performance.

Effective February 10, 2010, the Company issued 500,000 common shares to SDI upon execution of the agreement and issuance of a press release.  The Company valued the shares issued at $110,000, based on the closing price of the Company’s common stock on February 10, 2010.

This agreement was subsequently terminated and a new distribution agreement was entered into on October 13, 2010.

On October 13, 2010, the Company issued 100,000 common shares to SDI upon execution of a distribution agreement to provide distribution services to the Company.  The Company valued the shares issued at $47,000, based on the closing price of the Company’s common stock at the date of issuance.

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

Our business

WikiLoan is a website that provides tools for person-to-person borrowing and lending. People can use the tools on the website to borrow and lend money ($500 to $25,000) among themselves at rates that make sense to all parties. WikiLoan provides management tools that allow Borrowers and Lenders to manage the process by: providing loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.

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

Borrowers pay a $49 "Borrower Application Fee". Lenders pay 1/12th of 1% per month of the outstanding principal balance of the loan as a "Lender Administration Fee". Users of the website will also pay a $0.99 "EFT/ACH Transfer Fee" for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

We had $991 revenues during the nine months ended October 31, 2010 and$1,631 revenues during the nine months ended October 31, 2009. Our expenses during that time incurred general and administrative expenses in the amount of $1,597,694 and $269,311, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.  Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated $2,792 in revenue since 2005 and at October 31, 2010 and January 31, 2010, the Company had accumulated losses of $7,680,866 and $5,885,614, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

RESULTS OF OPERATIONS

As of the quarter ended October 31, 2010, we had cash on hand of $50,311 and our total assets were $1,005,547. Our total liabilities consisted of an accounts payable in the amount of $60,000, accrued interest of $31,750, derivative liabilities related to convertible debts and outstanding warrants of $1,397,518short-term convertible notes payable, net of discounts aggregating $442,734, with $150,000 due on September 23, 2010, $50,000 due on July 21, 2010, $15,000 due on January 16, 2011, $75,000 due on November 27, 2010, $85,000 due on September 28, 2010, and $150,000 due on April 26, 2011.  With the continued losses and a resulting accumulated deficit of $7,680,866, we have $926,455 in shareholder’s deficit.  We are currently operating at a loss and we have a net loss of $1,795,252 for the nine months ended October 31, 2010. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, we had cash of $50,311.  However, due to the current instability of the credit market and our limited history with limited revenue, we will require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Management to legally insure that they will provide the funding for our operations. Although we have no commitments for capital, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

As to the following serious conditions:

1)	As of October 31, 2010, we had cash of $50,311;

2)	We received an aggregate of $375,000 from the sale of three promissory notes in fiscal 2010;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

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

On October 26, 2010, the Company issued a short-term convertible promissory note for $150,000.  The note accrues interest at 12% per annum and is due on or before April 26, 2011.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

At October 31, 2010 and January 31, 2010, the Company had accrued interest of $31,750 and $49,928, respectively, under these convertible note agreements.

At this time, we have not identified any sources of additional financing. Upon developing an active trading market for our common stock we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers. However, given our precarious financial condition and our lack of business, a liquid trading market may not develop in the foreseeable future.

 We have no written agreement with our management to legally insure that they will provide the funding for our operations. Although we have no commitments for capital, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $1,475,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

To date, we have been able to secure $1,475,000 that we raised through two convertible promissory notes in January 2008 for $300,000 each, one convertible promissory note for $250,000 in August 2008, two convertible promissory notes for $50,000 each in May and July 2009, two convertible promissory notes for $15,000 and $85,000 in September 2009, one convertible promissory note for $50,000 in January 2010one convertible promissory note for $75,000 in May 2010, and one convertible promissory note for $150,000 in October 2010. We may also rely on sources to borrow funds in the form of loans.

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

A summary of significant accounting policies is included in Note 4 to the audited financial statements for the year ended January 31, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4.      (Removed and Reserved)

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

WIKILOAN INC.

Date: December 15, 2010	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board