Form 10-K
period 2011-01-31
WIKILOAN INC.
filed 2011-05-11
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

or

☐             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51879

WIKILOAN INC.
 (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of May 5, 2010 based upon the closing price of $0.34 was $10,386,231.

As of May 5, 2011, the registrant had 49,758,567 shares issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS.

Our History

We were incorporated in Delaware under the name Windsor Capital Corp. on June 24, 1988 by International Asset Management Group, Inc. (“IAMG”), the promoter and parent of our company. Our initial business plan was to provide a vehicle to raise capital and seek business opportunities. On January 17, 1989, we issued 64,817 shares of our common stock and 64,817 warrants to IAMG for $125,000. The warrants were exercisable at $192.85 per share for a period of three years.

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

WikiLoan Revenue Model

Borrowers pay a $49 “Borrower Application Fee”.  Lenders pay an annual “Lender Administration Fee” of $9 per loan of which they are a Lender.  Users of the website will also pay a $0.99 “EFT/ACH Transfer Fee” for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely that the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

WikiLoan’s Customer Base

WikiLoan’s business targets the underserved niche sector of small loan lending in the financial community by specializing in loans that range from $25,000 and below.

Historically, procuring a loan in the $500 to $25,000 category has often proven substantially difficult for many borrowers, as most banks and financial institutions simply to not cater to personal loan levels this low.  In fact, most traditional lending institutions and professional financial brokers draw the “cut off” point at a minimum level, below which it is simply not economically profitable for these organizations to service given the time and resources required to execute these loan transactions.  Additionally, many customers of the small loan market may have poor or non-existent credit scores and/or borrowing profiles that simply are not compelling enough for traditional lenders to take interest.  For this reason, many small-loan seekers often face few alternatives such as turning to friends and family or other more costly sources, such as payday advances or credit card cash advances, to meet their financing needs, or else they simply do without.

As a side note, while the WikiLoan program is open to all would-be borrowers, as there are no minimum criteria, the company’s believes an individual’s credit rating and other important personal borrowing characteristics are likely to play a key role for lenders in selecting a particular borrower’s loan profile.

WikiLoan’s customer base is concentrated in borrowers seeking access to loan levels between $500 and $25,000, with the average loan likely to be between $5,000 to 7,500.  Likewise, WikiLoan’s lender profile is likely to encompass individual lenders of all sorts seeking returns on their investment in the approximate average range of 10.0% to 16.0%.

Benefits to the Parties Involved

Benefits to Borrowers

WikiLoan created its peer-to-peer lending community to specifically address the needs of small loan borrowers with few alternatives in the current financial market place.  Several key advantages to borrowers participating in the company’s online lending program include the following:

• Access to needed funds in the small loan range of $500 to $25,000

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

Virgin Money - Virgin Money is a United Kingdom based financial services company owned by the Virgin Group and founded by Sir Richard Branson in March 1995.  Virgin Money currently provides a number of products, most of which are offered in conjunction with other financial service providers.  As of 2008 it offers the Virgin Credit Card  (issued by MBNA), a prepaid debit card (issued by Clydesdale Bank), loans  (Provided by Co-operative Bank and Freedom Finance), mortgages  (provided by The One Account) and insurance for a variety of purposes.

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

Zopa - Zopa is a United Kingdom based company providing an online money exchange to bring individual borrowers and lenders together in a peer-to-peer lending environment with the company acting as a middle-man or facilitator. Worldwide, Zopa operates within the United Kingdom, the United States and Italy. Additionally, the company is currently developing a service for the Japanese market. Each geographical area operates under a slightly different model given the rules and regulations of individual countries. The company is based in London and was launched in 2005.

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

ITEM 1A.   RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES.

Our principal executive office is located at 1093 Broxton Avenue, Suite 210, Los Angeles, CA 90024.  We pay rent of $1,900 per month to occupy this location.

ITEM 3.      LEGAL PROCEEDINGS.

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

ITEM 4.     (REMOVED AND RESERVED).

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Pink Sheets under the symbol “WKLI.”

Holders

As of May 5, 2011, there were approximately 1550 shareholders of our common stock.

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

ITEM 6.     SELECTED FIANANCIAL DATA.

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

OUR BUSINESS

WikiLoan provides online tools for person-to-person borrowing and lending on its website located at www.wikiloan.com.  People can use the tools on the website to borrow and lend money ($500 to $25,000) among themselves at rates that make sense to all parties.  WikiLoan provides management tools that allow Borrowers and Lenders to manage the process by; providing loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.

Peer-to-peer lending is one of the fastest growing sectors of the financial services industry.  While the market for such lending is currently relatively small, and with only approximately $650 million borrowed and lent during all of 2007, the market is already experiencing significant growth and is projected to boom over the coming years reaching nearly $5 billion in loans by 2013.

While the popularity and the ubiquity of the Internet are certainly major factors driving the peer-to-peer lending market forward, there are also very clearly major macro and micro economic factors propelling this business forward.  As a result of an overheated housing sector, and other economic factors, financial institutions have significantly tightened credit standards making it difficult for many consumers to acquire non-collateralized personal loans.  Such loans that are available have become considerably more expensive over the past year.  These financial market conditions have created an opportunity for individual lenders to step in and fill the small loan lending gap, fueling the current hyper-growth we are currently experiencing in the peer-to-peer lending market.

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

Borrowers pay a $49 “Borrower Application Fee”.  Lenders pay an annual “Lender Administration Fee” of $9 per loan of which they are a Lender.  Users of the website will also pay a $0.99 “EFT/ACH Transfer Fee” for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely that the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

We had limited operations during 2010 and 2009. Our expenses during that time incurred general and administrative expenses in the amount of $2,423,822 and $345,610, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch its services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated limited gross profit since 2005 and have accumulated losses of $9,035,673 at January 31, 2011. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support its daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

On November 27, 2010, the Company received a conversion notice on the May 12, 2009 convertible note agreement to convert the outstanding principal and accrued interest aggregating $79,500 into 331,250 common shares.

On March 16, 2011, the Company repaid the $15,000 convertible note payable plus accrued interest of $2,700.
On March 16, 2011, the Company received a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements aggregating $435,000 to convert the outstanding principal and accrued interest into 2,161,498 common shares.

On March 16, 2011, the Company issued a short-term convertible promissory note for $260,000.  The note accrues interest at 12% per annum and is due on or before September 16, 2011.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1)	We plan to keep our peer-to-peer lending platform compliant in all 50 states and obtain licenses where required;

2)	We will establish a marketing relationship with a Search Engine Optimization company to give us maximum Web exposure;

3)	We will also continue to establish and maintain our relationships with realtors, accountants, attorneys, etc they can help to send us business; and

4)	We will continue to pursue a major funding through a hedge fund or broker dealer to enable us to accelerate our business plan.

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

RESULTS OF OPERATIONS

As of the year ended January 31, 2011, we had cash on hand of $35,631 and our total assets were $497,115 while our total liabilities consisted of accounts payable of $256,485, accrued interest of $40,750, derivative liabilities on convertible debts and outstanding warrants of $1,914,672 and short-term convertible notes payable aggregating $413,028.  With the continued losses and a resulting accumulated deficit of $9,035,673, we have negative shareholder’s equity in the amount of $2,127,820.

As of the year ended January 31, 2010, we had cash on hand of $28,460 and our total assets were $100,863 while our total liabilities consisted of an Outstanding Line of Credit in the amount of $100,000, accrued interest of $49,928 and short-term convertible notes payable aggregating $352,000.  With the continued losses and a resulting accumulated deficit of $5,885,614, we have negative shareholder’s equity in the amount of $495,468.

We are currently operating at a loss and we had net losses of $3,150,059 and $596,639 for the years ended January 31, 2011 and 2010, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had minimal revenues or gross profits since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2011 and 2010, we had cash of $35,631 and $28,460, respectively.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:

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

We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations. Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $1,745,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

To date, we have been able to secure $1,745,000 that we raised through several convertible promissory notes over the pas t four years. We may also rely on sources to borrow funds in the form of loans.

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

A summary of significant accounting policies is included in Note 3 to the audited financial statements for the year ended January 31, 2011. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.   QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start from F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2011. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the filing date, we have two Directors and Officers as follows:

NAME	POSITION	AGE
Marco Garibaldi	Chief Executive Officer	56
Edward C. DeFeudis	President, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors	38

The business background descriptions of the officers and directors:

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

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

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer, Chief Financial Officer and senior executives.

ITEM 11.   EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Marco Garibaldi CEO	2011	$0	0	0		0	0	0	58,500	(1)	$58,500
	2010	$0	0	1,625	(2)	0	0	0	87,375		$89,000

Edward C. DeFeudis,	2011	$0	0	0		0	0	0	62,000	(3)	$62,000
President, CFO	2010	$0	0	1,625	(4)	0	0	0	102,375		$104,000

(1) Including $56,500 paid to Mr. Garibaldi through Godfather Entertainment, Inc. and $2,000 paid through Situation X, LLC.

(2)  Godfather Entertainment, Inc. was granted 162,500 shares of our common stock in connection with the services rendered by Marco Garibaldi with respect to our business. Mr. Garibaldi is the beneficial owner of Godfather Entertainment, Inc. Mr. Garibaldi was also granted $87,375 as consulting fee for his services to Godfather Entertainment, Inc.

(3) Including $10,000 paid to Mr. DeFeudis directly and $52,000 paid through Lion Equity Holding Corp.

(4) Lion Equity Holding Corp. was granted 162,500 shares of our common stock in connection with the services rendered by Edward C. DeFeudis with respect to our business. Mr. DeFeudis is the beneficial owner of Lion Equity Holding Corp. Mr. DeFeudis was also granted $102,375 as consulting fee for his services to Lion Equity Holding Corp.

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1) (2)	# of Shares	% of Class (5)

Edward C. DeFeudis 1093 Broxton Avenue, Suite 210 Los Angeles, CA 90024 (3)	14,519,000	29.18%

Marco Garibaldi 9200 Sunset Blvd #625 Los Angeles, CA 90069 (4)	4,691,827	9.43%

All named executive officers and our sole director as a group (two (2) persons)	19,210,827	38.61%

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

(3)
The number of shares beneficially owned by Mr. DeFeudis includes 1,494,000 shares of common stock issued on January 2008 and 13,025,000 shares owned through Spider Investment, LLC with an address at 951 S.W. 4th Avenue, Boca Raton, FL 33432.  On February 26, 2008, we acquired all the right, title and interest in www.swapadebt.com, a person-to-person lending website, in exchange for the issuance of 22,200,000 shares of our common stock to Spider Investments, LLC, pursuant to a Purchase Agreement.  On January 31, 2011, Spider Investment, LLC returned 9,175,000 common shares to the treasury of the company. Mr. DeFeudis has control and dispositive power over the shares owned by Spider Investment, LLC and is the beneficial owner of Spider Investment, LLC.

(4)
Marco Garibaldi owned 4,691,827 shares of our common stock through Situation X, LLC. Pursuant to a Purchase Agreement, in connection with the services rendered and to be rendered by Marco Garibaldi with respect to our business, we issued 15,000,000 shares of our common stock to Situation X, LLC, a Delaware limited liability company.  Marco Garibaldi has control and dispositive power over the shares owned by Situation X, LLC and he is the beneficial owner of Situation X, LLC.

(5)	Applicable percentage of ownership is based on 49,758,567 shares of common stock outstanding as of May 5, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We currently use the offices of management at no cost to us.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended January 31, 2011 and 2010, we were billed approximately $11,500 and $9,700, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended January 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2011 and 2010.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List the following documents filed as a part of the report:

1. Financial Statements

2. Financial Statement Schedules: None.

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

WIKILOAN, INC.

Date: May 10, 2011	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward C. DeFeudis	President, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board	May 10, 2011
Edward C. DeFeudis

/s/ Marco Garibaldi	Chief Executive Officer	May 10, 2011
Marco Garibaldi

WikiLoan, Inc.
Index to Financial Statements
January 31, 2011 and 2010

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of January 31, 2011 and 2010	F-2

Statements of Operations for the years ended	F-3
January 31, 2011 and 2010

Statement of Changes in Shareholders' Deficit
for the years ended January 31, 2011 and 2010	F-4

Statement of Cash Flows for the years ended	F-5
January 31, 2011 and 2010

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WikiLoan, Inc.
Delray Beach, FL

We have audited the accompanying balance sheets of WikiLoan, Inc. as of January 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WikiLoan, Inc. as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS STEPHENSON & CO., PC

Wharton, Texas
May 2, 2011

WikiLoan, Inc.
Balance Sheets
January 31, 2011 and 2010

Assets	2011	2010
Current assets
Cash and cash equivalents	$35,631	$28,460
Accounts receivable	196,485	-
Prepaid consulting fees	64,488	-
Total current assets	296,604	28,460
Property and equipment
Office equipment	5,297	5,297
Computer equipment	3,010	3,010
Total property and equipment	8,307	8,307
Accumulated depreciation	(8,307)	(8,307)
Property and equipment, net	-	-
Other assets
Domain names	25,042	25,042
Software development costs	1,969	47,361
Deferred payment processing costs	122,500	-
SDI distribution agreement	51,000	-
Total assets	$497,115	$100,863

Liabilities and Shareholders' Deficit
Liabilities
Line of credit	$-	$100,000
Accounts payable	256,485	-
Accrued interest	40,750	49,928
Derivative liabilities	1,914,672	203,826
Convertible notes payables, net of discounts on debt
of $36,972 and $109,423	413,028	242,577
Total liabilities	2,624,935	596,331

Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 70,000,000 shares authorized;
57,434,569 and 51,575,000 shares issued and outstanding, respectively	57,435	51,575
Additional paid-in capital	6,860,256	5,338,571
Accumulated deficit	(9,035,673)	(5,885,614)
Treasury stock, 9,837,500 common shares at cost	(9,838)	-
Total stockholders' deficit	(2,127,820)	(495,468)
Total liabilities and stockholders' equity	$497,115	$100,863

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statements of Operations
For the Years Ended January 31, 2011 and 2010

	2011	2010

Revenues	$635,184	$1,801

Cost of sales	625,669	-

Gross profit	9,515	1,801

Operating expenses
Selling, general and administrative expenses	2,423,822	345,610
Research and development costs	18,775	23,800
Total operating expenses	2,442,597	369,410

Income (loss) from operations	(2,433,082)	(367,609)

Other income (expense)
Gain (loss) from derivative liabilities	(429,886)	(32,593)
Gain on sale of domain names	-	33,667
Interest expense	(287,091)	(230,104)
Total other income (expense)	(716,977)	(229,030)

Income (loss) before provision for income taxes	(3,150,059)	(596,639)

Provision for income taxes	-	-

Net income (loss)	$(3,150,059)	$(596,639)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.06)	$(0.01)
Basic and fully diluted weighted average common shares outstanding	55,122,301	50,164,583

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended January 31, 2011 and 2010

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 31, 2009	-	$-	49,500,000	49,500	5,049,396	(5,288,975)	$(190,079)

Shares issued for accrued liabilities			325,000	325	2,925		3,250

Shares issued for services			-	-	-		-

Shares issued for debt conversions			1,750,000	1,750	138,250		140,000

Beneficial conversion features
related to convertible debt					148,000		148,000

Net income (loss)	-	-	-	-	-	(596,639)	(596,639)

Balance at January 31, 2010	-	-	51,575,000	51,575	5,338,571	(5,885,614)	(495,468)

Shares returned to treasury			-	-	9,838		9,838

Shares issued for services			3,398,561	3,399	1,017,712		1,021,111

Shares issued for debt conversions			2,461,008	2,461	351,946		354,407

Beneficial conversion features
related to convertible debt					142,189		142,189

Net income (loss)	-	-	-	-	-	(3,150,059)	(3,150,059)

Balance at January 31, 2011	-	$-	57,434,569	$57,435	$6,860,256	$(9,035,673)	$(2,117,982)

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Statements of Cash Flows
For the Years Ended January 31, 2011 and 2010

	2011	2010
Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(3,150,059)	$(596,639)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	178,892	46,651
(Gain) loss on derivative liabilities	429,886	32,593
Amortization of discount on convertible debts	166,487	188,399
Gain on sale of domain names	-	(33,667)
Increase in accounts receivable	(196,485)	-
Increase in prepaid consulting fees	1,135,266	-
Increase in accounts payable	256,485	-
Increase in related party payables	-	35,250
Increase (decrease) in accrued interest	45,398	37,188
Net cash provided from (used by) operating activities	(1,134,130)	(290,225)
Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	(3,375)
Net cash provided from (used by) investing activities	-	(3,375)
Cash Flows Provided From (Used By) Financing Activities
Repayment of line of credit	(100,000)	-
Common stock issued for services	856,301	-
Proceeds from issuance of convertible notes payable	385,000	250,000
Net cash provided from (used by) financing activities	1,141,301	250,000
Net increase (decrease) in cash and cash equivalents	7,171	(43,600)
Cash and cash equivalents, beginning of year	28,460	72,060
Cash and cash equivalents, end of year	$35,631	$28,460
Supplemental disclosure
Interest paid during the period	$3,643	$4,517
Non-cash transactions:
Issuance of common stock for debt conversions	$287,000	$-
Conversion of accrued interest into common stock	$54,576	$-
Common stock issued for SDI agreement	$157,000	$-
Sale of domain names and trademark application
Extinguishment of related party payables	$-	$(32,000)
Extinguishment of convertible note payable	-	(8,000)
Cost of domain names	-	6,333
Gain on sale of domain names and trademark application	$-	$(33,667)
Issuance of common stock for related party payables	$-	$(3,250)

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

1.        Organization, Description of Business, and Basis of Accounting

WikiLoan, Inc., formerly known as Swap-A-Debt, Inc., (the “Company”) was originally incorporated on June 24, 1988 under the laws of the State of Delaware as Windsor Capital Corp.  Between March 2001 and January 2008, the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, inc., Swap-A-Debt, Inc., and finally, WikiLoan, Inc.  WikiLoan is a Social Network with a focus on finance.  At WikiLoan.com, family and friends can borrow and lend money among themselves at rates suitable to their respective needs. The Company's website provides repayment schedules and documentation for loans, along with proprietary administrative tools, which enable users to securely pull credit reports and automate the loan repayment process.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a fiscal year-end of January 31.

2.        Going Concern Uncertainty

The Company has operated at a loss since 2005.  At January 31, 2011 and 2010, the Company had accumulated losses of $9,035,673 and $5,885,614, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At January 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of January 31, 2011 and 2010, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of January 31, 2011 and 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Property and Equipment
Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended January 31, 2011 and 2010 was $0 and $1,259, respectively.

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

Research & Development
The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $18,775 and $23,800 during the years ended January 31, 2011 and 2010, respectively.

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

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

At January 31, 2011 and 2010, the Company had unamortized software costs of $1,969 and $47,361.  Developed software costs are being amortized over 5 years using the straight-line method. Amortization expense during the years ended January 31, 2011 and 2010 was $45,392 and $45,392, respectively.

Concentrations of Risk

Cash and Cash Equivalents
The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

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

5.        Sale of Domain Names and Trademark Applications

On October 29, 2009, the Company completed the sale of 17 domain names and a trademark application unrelated to the Company’s peer-to-peer lending business for debt reductions of $40,000, of which $32,000 was owed to two entities owned by the Company’s officers for consulting services and $8,000 in convertible notes payable reductions (Note 8).  The Company’s recorded cost in the domain names and trademark applications was $6,333.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

6.        Line of Credit

On June 13, 2006, the Company was approved for a line of credit agreement with a bank for $100,000. The line of credit bears interest at Prime, as defined in the agreement, with interest payments due monthly. The line of credit is personally guaranteed by the Company’s President. The line of credit was repaid in full during 2010.

7.        Convertible Notes Payable

Convertible notes payable consist of the following at January 31, 2011 and 2010:

	Jan. 31, 2011	Jan. 31, 2010
Convertible note payable to an individual dated August 29, 2008, interest at 12%, due on or before August 29, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$-	$102,000
Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-
Convertible note payable to an individual dated May 12, 2009, interest at 12%, due on or before May 12, 2010, convertible
into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated July, 28, 2009, interest at 12%, due on or before July 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	50,000
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Jan. 16, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	15,000	15,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	85,000	85,000
Convertible note payable to an individual dated October 26, 2010 interest at 12%, due on or before April 26, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	150,000	-
Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	50,000	50,000

Less discount on convertible debt	(36,972)	(109,423)

Total	$413,028	$242,577

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

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

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The derivative instruments were subsequently remeasured at January 31, 2011. The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 166% to 242% (3) a discount rate of .17 to .44% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At January 31, 2011, derivative liabilities and respective gains or losses on derivatives consisted of the following:

		Gain (loss)
	Derivative	on Derivative
	Liability	at 1/31/11
August 29, 2008 note	$-	$(33,712)
October 26, 2010 note	113,683	(39,738)
Sept. 16, 2009 note	11,368	(3,713)
Sept. 28, 2009 note	64,420	(21,044)
January 21, 2009 note	37,894	(12,378)
March 23, 2010 note	113,683	(44,356)
May 27, 2010 note	-	28,754
Warrants	1,573,624	(303,699)
	$1,914,672	$(429,886)

At January 31, 2011, unamortized discount and respective amortization to interest expense consisted of the following:

		Fiscal 2011
	Unamortized	Amortization
	Discount	of Discount
August 29, 2008 note	$-	$-
October 26, 2010 note	36,792	36,973
Sept. 16, 2009 note	-	6,854
Sept. 28, 2009 note	-	38,840
January 21, 2009 note	-	25,516
March 23, 2010 note	-	58,304
May 12, 2010 note	-	-
	$36,792	$166,487

On March 1, 2010, the Company received a conversion notice on the August 29, 2008 convertible note agreement to convert the outstanding principal and accrued interest aggregating $142,960 into 1,250,000 common shares.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

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

On November 27, 2010, the Company received a conversion notice on the May 12, 2009 convertible note agreement to convert the outstanding principal and accrued interest aggregating $79,500 into 331,250 common shares.

At January 31, 2011 and 2010, the Company had accrued interest of $40,750 and $49,928, respectively, under these convertible note agreements.

8.        Key Operating Officers

At January 31, 2011, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

9.        Common Stock Transactions

On February 10, 2010, the Company issued 500,000 common shares to SDI upon execution of the agreement and issuance of a press release. The Company valued the shares issued at $110,000, based on the closing price of the Company’s common stock on February 10, 2010.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

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

On November 27, 2010, the Company received a conversion notice on the May 12, 2009 convertible note agreement to convert the outstanding principal and accrued interest aggregating $79,500 into 331,250 common shares.

On November 29, 201, the Company issued 40,000 common shares for services rendered. The Company valued the services at $14,000, based on the closing price of the Company’s common stock at the date of issuance.

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

On December 2, 2010, the Company issued 138,561 common shares to SDI as provided by the agreement to provide distribution services to the Company.  The Company valued the shares issued at $47,111, based on the closing price of the Company’s common stock at the date of issuance.

On January 19, 2011, and in conjunction with a one year Advisory Agreement, the Company issued a warrant to purchase an aggregate of 150,000 common shares of the Company.  The warrant contains an exercise price of $0.001 per share, a cashless exercise provision, and a term of five years.  The value of the option was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price of $0.001; (3) volatility of 185%; (4) discount rate of 0.17%; (5) term of 5 years and (6) a zero dividend rate.  The value of the warrant at issuance was $70,351, and is being amortized over the life of the agreement.  The amount of expense recognized during the year ended January 31, 2011 in connection with this warrant was $5,863 and is included in general and administrative expenses.

On January 31, 2011, Lion Equity Holding Corp., an entity owned by the Company’s president, returned 662,500 common shares to treasury.

On January 31, 2011, Spider Investments, LLC, an entity owned by the Company’s president, returned 9,175,000 common shares to treasury.

10.      Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the years ended January 31, 2011 and 2010 were computed using 55,122,301 and 50,164,583 weighted average common shares outstanding, respectively.  The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an ant dilutive effect.

11.      SDI Agreement

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

WikiLoan, Inc.
Notes to Financial Statements
January 31, 2011

On October 13, 2010, the Company issued 100,000 common shares to SDI upon execution of a distribution agreement to provide distribution services to the Company.  The Company valued the shares issued at $47,000, based on the closing price of the Company’s common stock at the date of issuance.

On December 2, 2010, the Company issued 138,561 common shares to SDI as provided by the agreement to provide distribution services to the Company.  The Company valued the shares issued at $47,111, based on the closing price of the Company’s common stock at the date of issuance.

12.      Advisory Agreement

On January 19, 2011, and in conjunction with a one year Advisory Agreement, the Company issued a warrant to purchase an aggregate of 150,000 common shares of the Company.  The warrant contains an exercise price of $0.001 per share, a cashless exercise provision, and a term of five years.  The value of the option was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price of $0.001; (3) volatility of 185%; (4) discount rate of 0.17%; (5) term of 5 years and (6) a zero dividend rate.  The value of the warrant at issuance was $70,351, and is being amortized over the life of the agreement.  The amount of expense recognized during the year ended January 31, 2011 in connection with this warrant was $5,863 and is included in general and administrative expenses.

13.      Contingencies

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of January 31, 2011, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

14.      Subsequent Events

Management has evaluated subsequent events through May 2, 2011, the date which the financial statements were available to be issued.

On March 16, 2011, the Company repaid the $15,000 convertible note payable plus accrued interest of $2,700.

On March 16, 2011, the Company received a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements aggregating $435,000 to convert the outstanding principal and accrued interest into 2,161,498 common shares.

On March 16, 2011, the Company issued a short-term convertible promissory note for $260,000.  The note accrues interest at 12% per annum and is due on or before September 16, 2011.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.