Form 10-Q
period 2011-04-30
WIKILOAN INC.
filed 2011-06-14
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WIKILOAN INC.
 (Exact name of registrant as specified in its Charter)

DELAWARE	000-51879	58-1921737
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

1093 Broxton Avenue Suite 210
Los Angeles, CA 90024
 (Address of principal executive offices)
 _______________

(310) 443-9246
  (Registrant’s telephone number, including area code)
_______________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of June 12, 2011: 49,758,567 shares of Common Stock were issued and outstanding.

WIKILOAN INC.

FORM 10-Q

April 30, 2011

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	11

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Removed and Reserved	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WikiLoan, Inc. Condensed Balance Sheets April 30, 2011 (Unaudited) and January 31, 2011

	April 30,	January 31,
Assets	2011	2011
Current assets
Cash and cash equivalents	$224,857	$35,631
Accounts receivable	-	196,485
Prepaid consulting fees	46,900	64,488
Total current assets	271,757	296,604
Property and equipment, net	-	-
Other assets
Domain names	25,042	25,042
Software development costs	-	1,969
Deferred payment processing costs	115,000	122,500
SDI distribution agreement	-	51,000
Total other assets	140,042	200,511
Total assets	$411,799	$497,115

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable	$60,000	$256,485
Accrued interest	3,932	40,750
Derivative liability	1,153,368	1,914,672
Convertible notes payable, net of discount	174,705	413,028
Total liabilities	1,392,005	2,624,935
Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 750,000,000 shares authorized;
49,758,567 and 47,597,069 shares issued and outstanding, respectively	59,597	57,435
Additional paid-in capital	7,644,080	6,860,256
Accumulated deficit	(8,674,045)	(9,035,673)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(980,206)	(2,127,820)
Total liabilities and stockholders' equity	$411,799	$497,115

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Operations
For the Three Months Ended April 30, 2011 and 2010 (Unaudited)

	April 30,
	2011	2010

Revenues	$126	$624

Operating expenses
Selling, general and administrative expenses	131,257	112,359
Research and development costs	-	-
Total operating expenses	131,257	112,359

Income (loss) from operations	(131,131)	(111,735)

Other income (expense)
Derivative gain (loss)	522,610	(47,396)
Interest expense	(29,851)	(67,053)
Total other income (expense)	492,759	(114,449)

Income (loss) before provision for income taxes	361,628	(226,184)

Provision for income taxes	-	-

Net income (loss)	$361,628	$(226,184)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$0.01	$(0.00)
Basic and fully diluted weighted average common shares outstanding	48,677,818	53,077,139

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. Condensed Statements of Cash Flows For the Three Months Ended April 30, 2011 and 2010 (Unaudited)

	April 30,
	2011	2010

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$361,628	$(226,184)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
(Gain) loss on derivative liabilities	(522,610)	47,396
Amortization of debt discount	17,059	56,104
Depreciation and amortization	60,469	16,348
(Increase) decrease in accounts receivable	196,485	-
(Increase) decrease in prepaid consulting	17,588	-
Increase (decrease) in accounts payable	(196,485)	-
Increase (decrease) in accrued interest	10,092	10,148
Net cash provided from (used by) operating activities	(55,774)	(96,188)
Cash Flows Provided From (Used By) Investing Activities
Purchase of Domain Names	-	-
Net cash provided from (used by) investing activities	-	-
Cash Flows Provided From (Used By) Financing Activities
Proceeds from issuance of convertible notes	260,000	160,000
Repayments of convertible notes	(15,000)	-
Net cash provided from (used by) financing activities	245,000	160,000
Net increase (decrease) in cash and cash equivalents	189,226	63,812
Cash and cash equivalents, beginning of period	35,631	28,460
Cash and cash equivalents, end of period	$224,857	$92,272

Supplemental disclosure
Interest paid during the period	$2,700	$964
Noncash transactions:
Conversion of convertible debt into common stock	$435,000	$212,000
Conversion of accrued interest into common stock	$46,910	$50,076
Common stock issued for SDI agreement	$-	$110,000

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. Notes to Condensed Financial Statements April 30, 2011

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of WikiLoan, Inc., formerly known as Swap-A-Debt, Inc. , ( referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2011 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2012.

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

The Company has operated at a loss since 2005.  At April 30, 2011 and January 31, 2010, the Company had accumulated losses of $8,674,045 and $9,035,673, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WikiLoan, Inc. Notes to Condensed Financial Statements April 30, 2011

3.	Convertible Notes Payable

Convertible notes payable consist of the following at April 30, 2011 and January 31, 2011:

	April 30, 2011	Jan. 31, 2011
Convertible note payable to an individual dated March 16, 2011, interest at 12%, due on or before Sept. 16, 2011, convertible into shares of common stock at a conversion price equal to the 10 day average closing  price multiplied by 0.75

Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to the 10 day average closing price multiplied by 0.75	$260,000	$-
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Jan. 16, 2011, convertible into shares of common stock at a conversion price equal to the 10 day average closing price multiplied by 0.75	-	150,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to the 10 day average closing price multiplied by 0.80	-	15,000
Convertible note payable to an individual dated October 26, 2010 interest at 12%, due on or before April 26, 2011, convertible into shares of common stock at a conversion price equal to the 10 day average closing price multiplied by 0.75	-	85,000

Convertible note payable to an individual dated Jan. 21, 2010, Interest at 12%, due on or before July 21, 2010, convertible Into shares of common stock at a conversion price equal to The 10 day average closing price multiplied by 0.75	-	150,000
Less discount on convertible debt	(85,295)	(36,972
Total	$174,705	$413,028

On March 16, 2011, the Company repaid the $15,000 convertible note payable plus accrued interest of $2,700.

On March 16, 2011, the Company received a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements aggregating $435,000 to convert the outstanding principal and accrued interest of $46,910 into 2,161,498 common shares.

On March 16, 2011, the Company issued a short-term convertible promissory note for $260,000.  The note accrues interest at 12% per annum and is due on or before September 16, 2011.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

WikiLoan, Inc. Notes to Condensed Financial Statements April 30, 2011

At April 30, 2011 and January 31, 2011, the Company had accrued interest of $3,932 and $40,750, respectively, under these convertible note agreements.

4.	Key Operating Officers

At April 30, 2011, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

5.	Common Stock Transactions

On March 16, 2011, the Company issued 2,161,498 common shares in connection with a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements.

6.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended April 30, 2011 and 2010 were computed using 48,677,818 and 53,077,139 weighted average common shares outstanding, respectively.  The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an ant dilutive effect.

7.	Subsequent Event

Management has evaluated subsequent events through June 13, 2011, the date which the financial statements were available to be issued.

On May 4, 2011, the Company shareholders approved a 1 for 10 forward stock split, with an effective date of June 1, 2011.  In addition, the Company approved increasing its authorized common shares from 70,000,000 to 750,000,000.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Peer-to-peer lending is one of the fastest growing sectors of the financial services industry.  While the market for such lending is currently relatively small, and with only approximately $650 million borrowed and lent during all of 2007, the market is already experiencing significant growth and is projected to boom over the coming years reaching nearly $6 billion in loans by 2011.

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

Borrowers pay a $49 "Borrower Application Fee". Lenders pay an annual Lender Administration Fee of $9 per loan of which they are a Lender. Users of the website will also pay a $0.99 "EFT/ACH Transfer Fee" for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

We had $126 in revenues during the three months ended April 30, 2011 and $624 revenues during the three months ended April 30, 2010. Our expenses during that time incurred general and administrative expenses in the amount of $131,257 and $112,359, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.  Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated limited revenue since 2005 and at April 30, 2011 and January 31, 2011, the Company had accumulated losses of $8,674,045 and $9,035,673, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

Results of Operations

As of the quarter ended April 30, 2011, we had cash on hand of $224,857 and our total assets were $411,799. Our total liabilities consisted of an accounts payable in the amount of $60,000, accrued interest of $3,932, derivative liabilities related to convertible debts and outstanding warrants of $1,153,368, short-term convertible notes payable, net of discounts aggregating $174,705, with $260,000 due on September 16, 2011.  With the continued losses and a resulting accumulated deficit of $8,674,045, we have $980,206 in shareholder’s deficit.  We are currently operating at a loss and we have a loss from operations of $131,131 for the three months ended April 30, 2011. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

Liquidity and Capital Resources

As of April 30, 2011, we had cash of $224,857.  However, due to the current instability of the credit market and our limited history with limited revenue, we will require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Management to legally insure that they will provide the funding for our operations. Although we have no commitments for capital, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

As to the following serious conditions:

1)	As of April 30, 2011, we had cash of $224,857;

2)	We received an aggregate of $260,000 from the sale of one promissory note in the first quarter of 2011;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

On March 16, 2011, the Company repaid the $15,000 convertible note payable plus accrued interest of $2,700.

On March 16, 2011, the Company received a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements aggregating $435,000 to convert the outstanding principal and accrued interest of $46,910 into 2,161,498 common shares.

On March 16, 2011, the Company issued a short-term convertible promissory note for $260,000.  The note accrues interest at 12% per annum and is due on or before September 16, 2011.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice.

At April 30, 2011 and January 31, 2011, the Company had accrued interest of $3,932 and $40,750, respectively, under these convertible note agreements.

At this time, we have not identified any sources of additional financing. Upon developing an active trading market for our common stock we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers. However, given our precarious financial condition and our lack of business, a liquid trading market may not develop in the foreseeable future.

We have no written agreement with our management to legally insure that they will provide the funding for our operations. Although we have no commitments for capital, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $1,735,000. Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

To date, we have been able to secure $1,735,000 that we raised through two convertible promissory notes in January 2008 for $300,000 each, one convertible promissory note for $250,000 in August 2008, two convertible promissory notes for $50,000 each in May and July 2009, two convertible promissory notes for $15,000 and $85,000 in September 2009, one convertible promissory note for $50,000 in January 2010, one convertible promissory note for $75,000 in May 2010, one convertible promissory note for $150,000 in October 2010 and one convertible promissory note for $260,000 in March 2011. We may also rely on sources to borrow funds in the form of loans.

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

Subsequent Events

On May 4, 2011, the Company shareholders approved a 1 for 10 forward stock split, with an effective date of June 1, 2011.  In addition, the Company approved increasing its authorized common shares from 70,000,000 to 750,000,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

(a)   Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 (b)   Changes in internal controls over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2011, the Company issued 2,161,498 common shares in connection with a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements. The principal amount of the notes totaled $435,000 plus $46,910 of accrued interest. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a 'public offering' as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a 'public offering.' Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved)

Item 5.     Other Information.

None

Item 6.      Exhibits

(a)              Exhibits

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIKILOAN INC.

Date: June 14, 2011	By:	/s/ Marco Garibaldi
Marco Garibaldi
	By:	Chief Executive Officer (Duly Authorized Officer and Principle Executive Officer) /s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer and Chairman of the Board (Duly Authorized Officer and Principal Financial Officer)