Form 10-Q/A
period 2011-04-30
WIKILOAN INC.
filed 2011-07-29
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
Amendment No. 1
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of July 29, 2011: 497,585,670 shares of Common Stock were issued and outstanding.

WIKILOAN INC.

FORM 10-Q/A

April 30, 2011

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Form 10-Q of Wikiloan Inc. (the “Company”) for the quarter ended April 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2011 (the “April Form 10-Q”). This Form 10-Q/A corrects the disclosure on the cover page of the April Form 10-Q with respect to the number of outstanding shares of the Company. On June 1, 2011, a 1 for 10 forward stock split had become effective. However, the number of outstanding shares represented on the cover page of the April Form 10-Q reflected the outstanding share amount prior to the forward stock split.

This Form 10-Q/A only amends and restates such cover page. No Item in the April Form 10-Q is amended, modified or updated hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officers and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 on Form 10-Q/A, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

INDEX

PART II—OTHER INFORMATION

Item 6.	Exhibits	1

SIGNATURES

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

WIKILOAN INC.

Date: July 29, 2011	By:	/s/ Marco Garibaldi
Marco Garibaldi
Chief Executive Officer (Duly Authorized Officer and Principle Executive Officer)