Form 10-Q
period 2011-07-31
WIKILOAN INC.
filed 2011-09-19
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WIKILOAN INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	033-26828	58-1921737
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

1093 Broxton Avenue Suite 210
Los Angeles, CA 90024
 (Address of principal executive offices) (Zip Code)
 _______________

(310) 443-9246
  (Registrant’s telephone number, including area code)
_______________

N/A
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

Yes☒ No ☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of September 19, 2011 there are 53,080,483 shares of Common Stock issued and outstanding.

WIKILOAN INC.

FORM 10-Q

July 31, 2011

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Control and Procedures	12

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Removed and Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements.

WikiLoan, Inc.
Condensed Balance Sheets
July 31, 2011 (Unaudited) and January 31, 2011

	July 31,	January 31,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$162,085	$35,631
Accounts receivable	-	196,485
Prepaid consulting fees	29,312	64,488
Total current assets	191,397	296,604
Property and equipment, net	-	-
Other assets
Domain names	25,042	25,042
Software development costs	4,900	1,969
Deferred payment processing costs	107,500	122,500
SDI distribution agreement	-	51,000
Total other assets	137,442	200,511
Total assets	$328,839	$497,115

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable	$-	$256,485
Accrued interest	19,532	40,750
Derivative liability	140,040	1,914,672
Convertible notes payable, net of discount	225,882	413,028
Total liabilities	385,454	2,624,935
Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 150,000,000 shares authorized;
60,168,031 and 57,434,568 shares issued and outstanding, respectively	60,731	57,435
Additional paid-in capital	8,783,858	6,860,256
Accumulated deficit	(8,891,366)	(9,035,673)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(56,615)	(2,127,820)
Total liabilities and stockholders' equity	$328,839	$497,115

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Operations
For the Three Months Ended July 31, 2011 and 2010 (Unaudited)

	July 31,
	2011	2010

Revenues	$283	$624

Operating expenses
Selling, general and administrative expenses	177,132	112,359
Research and development costs	-	-
Total operating expenses	177,132	112,359

Income (loss) from operations	(176,849)	(111,735)

Other income (expense)
Derivative gain (loss)	26,305	(47,396)
Interest expense	(66,777)	(67,053)
Total other income (expense)	(40,472)	(114,449)

Income (loss) before provision for income taxes	(217,321)	(226,184)

Provision for income taxes	-	-

Net income (loss)	$(217,321)	$(226,184)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	52,747,278	53,077,139

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Six Months Ended July 31, 2011 and 2010 (Unaudited)

	Six Months Ended July 31,
	2011	2010

Revenues	$409	$652

Operating expenses
Selling, general and administrative expenses	308,389	267,611
Research and development costs	-	-
Total operating expenses	308,389	267,611

Income (loss) from operations	(307,980)	(266,959)

Other income (expense)
Gain (loss) on derivative liabilities	548,915	(65,700)
Interest expense	(96,628)	(149,667)
Total other income (expense)	452,287	(215,367)

Income (loss) before provision for income taxes	144,307	(482,326)

Provision for income taxes	-	-

Net income (loss)	$144,307	$(482,326)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$0.00	$(0.01)
Basic and fully diluted weighted average common shares outstanding	53,597,068	54,209,906

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended July 31, 2011 and 2010 (Unaudited)

	July 31,
	2011	2010
Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$144,307	$(482,326)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Common stock issued for services	141,000	-
(Gain) loss on derivative liabilities	(548,915)	65,700
Amortization of debt discount	68,236	127,408
Depreciation and amortization	110,170	35,196
(Increase) decrease in accounts receivable	196,485	-
(Increase) decrease in prepaid consulting	35,176	-
Increase (decrease) in accounts payable	(256,485)	-
Increase (decrease) in accrued interest	25,692	20,648
Net cash provided from (used by) operating activities	(84,334)	(233,374)
Cash Flows Provided From (Used By) Investing Activities
Investment in software development	(4,900)	-
Net cash provided from (used by) investing activities	(4,900)	-
Cash Flows Provided From (Used By) Financing Activities
Proceeds from issuance of convertible notes	260,000	235,000
Repayments of convertible notes	(15,000)	-
Net cash provided from (used by) financing activities	245,000	235,000
Net increase (decrease) in cash and cash equivalents	155,766	1,626
Cash and cash equivalents, beginning of period	35,631	28,460
Cash and cash equivalents, end of period	$191,397	$30,086

Supplemental disclosure
Interest paid during the period	$2,700	$1,760
Noncash transactions:
Conversion of convertible debt into common stock	$435,000	$212,000
Conversion of accrued interest into common stock	$46,910	$50,076
Common stock issued for SDI agreement	$-	$110,000

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2011

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended July 31, 2011 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2012.

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

The Company has operated at a loss since 2005.  At July 31, 2011 and January 31, 2010, the Company had accumulated losses of $8,891,366 and $9,035,673, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WikiLoan, Inc.
Notes to Condensed Financial Statements
July 31, 2011

3.	Convertible Notes Payable

Convertible notes payable consist of the following at July 31, 2011 and January 31, 2011:

	July 31, 2011	Jan. 31, 2011

Convertible note payable to an individual dated March 16, 2011, interest at 12%, due on or before Sept. 16, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	$260,000	$-
Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	-	150,000
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Jan. 16, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	-	15,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	85,000
Convertible note payable to an individual dated October 26, 2010 interest at 12%, due on or before April 26, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	-	150,000
Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	-	50,000

Less discount on convertible debt	(34,118)	(36,972)

Total	$225,882	$413,028

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

At July 31, 2011 and January 31, 2011, the Company had accrued interest of $19,532 and $40,750, respectively, under these convertible note agreements.

4.	Key Operating Officers

At July 31, 2011, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

5.	Common stock transactions

On March 16, 2011, the Company issued 2,161,498 common shares in connection with a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements.

On May 4, 2011, the Company authorized a 1 for 10 forward stock split and increased the authorized common shares available for issuance to 750,000,000 shares.  Effective July 31, 2011, the Company authorized a 10 for 1 reverse stock split to reverse its previous May 4, 2011 action.  In addition, the Company decreased the authorized shares available for issuance to 150,000,000 common shares.

On June 14, 2011, the Company accepted the return and cancellation of 138,561 common shares that had previously been issued to SDI Distributors as part of a distribution agreement.  The shares were returned as part of the cancellation of the distribution agreement.

On June 28, 2011, the Company issued 4,700,000 common shares to two advisors for consulting services.  The issuance was valued based on the closing price of the Company’s common stock, which management determined estimated the fair market value of the services rendered.

During the second quarter 2011, the Company issued an aggregate of 8,030,953 common shares for the exercise of warrants preciously issued to two consultants in August 2010.

6.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended July 31, 2011 and 2010 were computed using 52,747,278 and 53,077,139 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the six months ended July 31, 2011 and 2010 were computed using 53,597,068 and 54,209,906 weighted average common shares outstanding, respectively.  The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an ant dilutive effect.

7.	Subsequent Event

Management has evaluated subsequent events through September 18, 2011, the date which the financial statements were available to be issued.

On August 1, 2011, the Company shareholders approved a 10 for 1 reverse stock split, with an effective date of July 31, 2011.  In addition, the Company approved decreasing its authorized common shares from 750,000,000 to 150,000,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Borrowers pay a $24.95 “Borrower Application Fee”.  Lenders pay an annual “Lender Administration Fee” of $9 per loan of which they are a Lender.  Users of the website will also pay a $0.99 “EFT/ACH Transfer Fee” for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely that the company will develop additional revenue streams in the very near future with website advertising, credit card and auto loan origination and/or referral fees likely showing the most realistic near-term potentials.

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

Plan of Operations

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

Results of Operations

As of the quarter ended July 31, 2011, we had cash on hand of $191,397 and our total assets were $328,839. Our total liabilities consisted of accrued interest of $19,532, derivative liabilities related to convertible debts and outstanding warrants of $140,040, short-term convertible notes payable, net of discounts aggregating $225,882, with $260,000 due on September 16, 2011.  With the continued losses and a resulting accumulated deficit of $8,891,366, we have $56,615 in shareholder’s deficit.  We are currently operating at a loss and we have a loss from operations of $307,980 for the six months ended July 31, 2011. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

Liquidity and Capital Resources

As of July 31, 2011 and January 31, 2011, we had cash of $191,397 and $296,604, respectively.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:

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

To date, we have been able to secure $1,745,000 that we raised through several convertible promissory notes over the past four years. We may also rely on sources to borrow funds in the form of loans.

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

Going Concern

Our Quarterly Report for the period ended July 31, 2011 was prepared assuming we will continue as a going concern, and the auditors’ report on our January 31, 2011 financial statements expresses substantial doubt about our ability to continue as a going concern.

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

 Item 1A.   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved)

Item 5.     Other Information.

None

Item 6.      Exhibits

(a)              Exhibits

31.1   Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2   Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1   Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2   Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIKILOAN INC.

Date: September 19, 2011	By:	/s/ Marco Garibaldi
Marco Garibaldi
	By:	Chief Executive Officer (Duly Authorized Officer and Principle Executive Officer) /s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer and Chairman of the Board (Duly Authorized Officer and Principal Financial Officer)