Form 10-Q
period 2011-10-31
WIKILOAN INC.
filed 2011-12-15
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 033-26828

WIKILOAN INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	58-1921737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

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

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 15, 2011, there are 53,080,493 shares of Common Stock issued and outstanding.

WIKILOAN INC.

FORM 10-Q

October 31, 2011

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	11

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	(Removed and Reserved)	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

WikiLoan, Inc.
Condensed Balance Sheets
October 31, 2011 (Unaudited) and January 31, 2011

	Oct. 31,	January 31,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$33,189	$35,631
Accounts receivable	-	196,485
Prepaid consulting fees	11,724	64,488
Total current assets	44,913	296,604
Property and equipment, net	-	-
Other assets
Domain names	25,042	25,042
Software development costs	3,267	1,969
Deferred payment processing costs	100,000	122,500
SDI distribution agreement	-	51,000
Total other assets	128,309	200,511
Total assets	$173,222	$497,115

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable	$-	$256,485
Accrued interest	27,332	40,750
Derivative liability	172,840	1,914,672
Convertible notes payable, net of discount	260,000	413,028
Total liabilities	460,172	2,624,935
Stockholders' equity (deficit)
Preferred stock - par value $0.01; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; par value $0.001; 150,000,000 shares authorized;
53,080,493 and 57,434,568 shares issued and outstanding, respectively	60,731	57,435
Additional paid-in capital	8,783,858	6,860,256
Accumulated deficit	(9,121,701)	(9,035,673)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(286,950)	(2,127,820)
Total liabilities and stockholders' equity	$173,222	$497,115

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Operations
For the Three Months Ended October 31, 2011 and 2010 (Unaudited)

	October 31,
	2011	2010

Revenues	$643	$339

Operating expenses
Selling, general and administrative expenses	156,260	1,330,083
Research and development costs	-	-
Total operating expenses	156,260	1,330,083

Income (loss) from operations	(155,617)	(1,329,744)

Other income (expense)
Derivative gain (loss)	(32,800)	103,769
Interest expense	(41,918)	(86,951)
Total other income (expense)	(74,718)	16,818

Income (loss) before provision for income taxes	(230,335)	(1,312,926)

Provision for income taxes	-	-

Net income (loss)	$(230,335)	$(1,312,926)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$(0.02)
Basic and fully diluted weighted average common shares outstanding	70,005,531	54,805,758

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc. (fka Swap-A-Debt, Inc.)
Condensed Statements of Operations
For the Nine Months Ended October 31, 2011 and 2010 (Unaudited)

	Nine Months Ended Oct. 31,
	2011	2010

Revenues	$1,052	$991

Operating expenses
Selling, general and administrative expenses	464,649	1,597,694
Research and development costs	-	-
Total operating expenses	464,649	1,597,694

Income (loss) from operations	(463,597)	(1,596,703)

Other income (expense)
Gain (loss) on derivative liabilities	516,115	38,069
Interest expense	(138,546)	(236,618)
Total other income (expense)	377,569	(198,549)

Income (loss) before provision for income taxes	(86,028)	(1,795,252)

Provision for income taxes	-	-

Net income (loss)	$(86,028)	$(1,795,252)

Basic and fully diluted earnings (loss) per common share:
Earnings (loss) per common share	$(0.00)	$(0.03)
Basic and fully diluted weighted average common shares outstanding	64,773,934	54,209,906

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended October 31, 2011 and 2010 (Unaudited)

	October 31,
	2011	2010

Cash Flows Provided From (Used By) Operating Activities
Net income (loss)	$(86,028)	$(1,795,252)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Common stock issued for services	141,000	653,000
(Gain) loss on derivative liabilities	(516,115)	(38,069)
Amortization of debt discount	102,354	211,353
Depreciation and amortization	89,991	54,044
(Increase) decrease in accounts receivable	196,485	-
(Increase) decrease in prepaid consulting	52,764	569,877
Increase (decrease) in accounts payable	(256,485)	60,000
Increase (decrease) in accrued interest	33,492	31,898
Net cash provided from (used by) operating activities	(242,542)	(253,149)
Cash Flows Provided From (Used By) Investing Activities
Investment in software development	(4,900)	-
Net cash provided from (used by) investing activities	(4,900)	-
Cash Flows Provided From (Used By) Financing Activities
Repayments of line of credit	-	(100,000)
Proceeds from issuance of convertible notes	260,000	375,000
Repayments of convertible notes	(15,000)	-
Net cash provided from (used by) financing activities	245,000	275,000
Net increase (decrease) in cash and cash equivalents	(2,442)	21,851
Cash and cash equivalents, beginning of period	35,631	28,460
Cash and cash equivalents, end of period	$33,189	$50,311

Supplemental disclosure
Interest paid during the period	$2,700	$3,367
Noncash transactions:
Conversion of convertible debt into common stock	$435,000	$212,000
Conversion of accrued interest into common stock	$46,910	$50,076
Common stock issued for SDI agreement	$-	$157,000

The accompanying notes are an integral part of these financial statements.

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2011

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of WikiLoan, Inc., formerly known as Swap-A-Debt, Inc., ( referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended October 31, 2011 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2012.

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

The Company has operated at a loss since 2005.  At October 31, 2011 and January 31, 2010, the Company had accumulated losses of $9,121,701 and $9,035,673, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2011

3.	Convertible Notes Payable

Convertible notes payable consist of the following at October 31, 2011 and January 31, 2011:

	Oct. 31, 2011	Jan. 31, 2011
Convertible note payable to an individual dated March 16, 2011, interest at 12%, due on or before Sept. 16, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	$260,000	$-
Convertible note payable to an individual dated March 23, 2010, interest at 12%, due on or before Sept. 23, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	-	150,000
Convertible note payable to an individual dated Sept. 16, 2009, interest at 12%, due on or before Jan. 16, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	-	15,000
Convertible note payable to an individual dated Sept. 28, 2009 interest at 12%, due on or before Sept. 28, 2010, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	-	85,000
Convertible note payable to an individual dated October 26, 2010 interest at 12%, due on or before April 26, 2011, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.75	-	150,000
Convertible note payable to an individual dated Jan. 21, 2010,
Interest at 12%, due on or before July 21, 2010, convertible
Into shares of common stock at a conversion price equal to
The 10 day average closing price multiplied by 0.75	-	50,000

Less discount on convertible debt	-	(36,972)

Total	$260,000	$413,028

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

At October 31, 2011 and January 31, 2011, the Company had accrued interest of $27,332 and $40,750, respectively, under these convertible note agreements.

WikiLoan, Inc.
Notes to Condensed Financial Statements
October 31, 2011

4.	Key Operating Officers

At October 31, 2011, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

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

6.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended October 31, 2011 and 2010 were computed using 70,005,531 and 54,805,758 weighted average common shares outstanding, respectively.  Basic and diluted earnings (loss) per share for the nine months ended October 31, 2011 and 2010 were computed using 64,773,934 and 54,209,906 weighted average common shares outstanding, respectively.  The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an ant dilutive effect.

7.	Subsequent Event

Management has evaluated subsequent events through December 12, 2011, the date which the financial statements were available to be issued.

The Company entered into a contract on September 2, 2011 with Karolus Maximus Kapital SA for financial advisory, strategic business planning, and investor and public relations for payment of 2,000,000 restricted shares of common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Results of Operations

As of the quarter ended October 31, 2011, we had cash on hand of $33,189 and our total assets were $44,913. Our total liabilities consisted of accrued interest of $27,332, derivative liabilities related to convertible debts and outstanding warrants of $172,840, short-term convertible notes payable, net of discounts aggregating $260,000.  With the continued losses and a resulting accumulated deficit of $9,121,701, we have $286,950 in shareholder’s deficit.  We are currently operating at a loss and we have a loss from operations of $155,617 for the nine months ended October 31, 2011. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Over the next twelve months, we do not plan to purchase or sell any product or significant equipment. We do not own any products or equipment and we do not rely on any equipment or expensive product to operate in the Person-to-Person Lending Market. Therefore, it is not anticipated that we would have any significant cost associated with a new product or service.

Liquidity and Capital Resources

As of October 31, 2011 and January 31, 2011, we had cash of $33,189 and $35,631, respectively.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement with Mr. DeFeudis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. DeFeudis, we may raise additional funds through:

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

Going Concern

Our Quarterly Report for the period ended October 31, 2011 was prepared assuming we will continue as a going concern, and the auditors’ report on our January 31, 2011 financial statements expresses substantial doubt about our ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure of controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2011, we entered into an agreement with Karolus Maximus Kapital SA for financial advisory, strategic planning, and investor and public relations for payment of 2,000,000 restricted shares of common stock.  The common stock was not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by section 4(2) of the Securities Act.

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

WIKILOAN INC.

Date: December 15, 2011	By:	/s/ Marco Garibaldi
Marco Garibaldi
	By:	Chief Executive Officer (Duly Authorized Officer and Principle Executive Officer) /s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Financial Officer and Chairman of the Board (Duly Authorized Officer and Principal Financial Officer)