Form 10-K
period 2012-01-31
WIKI GROUP, INC.
filed 2012-05-15
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 033-26828

THE WIKI GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	58-1921737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1093 Broxton Avenue Suite 210 Los Angeles, CA	90024
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (310) 443-9246

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	None
Securities registered pursuant to Section 12(g) of the Act:
None (Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 31, 2011: $14,652,135.

As of May 14, 2012, the registrant had 53,280,493 common shares issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

ITEM 1.      BUSINESS.

Overview

The Wiki Group, Inc. is an early-stage technology company dedicated to making financial transactions simple, secure, and affordable. Wiki Group products include (i) WikiPay™, a simple, low-cost alternative to existing mobile and online payment solutions; (ii) WikiBlast™, a customizable mobile marketing engine; and (iii) WikiLoan, a low-cost peer-to-peer lending solution.

The Company developed WikiPay to compete worldwide in the $240 billion annual mobile payments business.  WikiPay allows users to send and receive money with any mobile device, over any carrier network. Our target market is primarily the un-banked and under-banked population worldwide that uses check-cashing and money-transfer alternatives. Our customers can use WikiPay to make real-time payments, schedule future payments, perform account inquiries for balance and transaction history, initiate bill payment notifications and alerts, and complete security verifications. WikiPay is a proprietary, fee-based mobile peer-to-peer payment and marketing platform that allows mobile and online peer-to-peer payments, business to consumer (“B2C”), consumer to business (“C2B”) and business to business (“B2B”) payments, and mobile marketing services through our website www.wikipay.com and mobile website m.wikipay.com.

WikiPay was created to take advantage of emerging and converging trends in mobile phone use, text messaging, banking, electronic payment systems and direct marketing.  Mobile phone adoption has been swift and widespread; the mobile phone is now widely recognized as the electronic device with the largest market penetration in history.  For example, it is projected that by 2013 U.S. per capita mobile phone penetration will be 100 percent.

WikiBlast is a proprietary low-cost mobile marketing solution, fully integrated with the WikiPay payment platform, which allows merchants to convey product offers and messages to their customer base, and generate sales.  WikiBlast provides customizable mobile marketing messages that can reach clients instantly. Personalized, real-time, two-way communications can generate superior response rates.  It is estimated that worldwide annual mobile marketing revenues are approximately $3 billion.

We developed WikiLoan to compete worldwide in the $10 billion annual peer-to-peer lending business.  WikiLoan is a proprietary fee-based peer-to-peer lending platform that allows users to borrow and lend money (from $500 to $25,000). WikiLoan, www.wikiloan.com, offers loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment functions.

We provide identity and credit verification of borrowers and allow lenders to select the types of borrowers they wish to consider for loans. Credit, background and identity checks, loan application processing, loan payment tracking, and other related functions are fully automated, which allows us to operate with lower overhead costs.

Our initial revenue model consists of primarily fee-based products.  We recently implemented our first lead generation product and we anticipate developing additional revenue streams that may include website advertising, credit card and auto loan origination, and other related lead generation opportunities.

History

We were incorporated in Delaware in June 1988 as Windsor Capital Corp., as a vehicle to raise capital and seek business opportunities.

In February 1989, we completed an initial public offering for 6,482 units at a purchase price of $38.57 per unit, which included 6,482 shares of common stock and 6,482 Class A common stock purchase warrants.  In May 1995, we changed our name to Innovative Health Systems, Inc. In July 1995, we changed our name to Windsor Capital Corp.

In December 1997, we entered into an Agreement and Plan of Merger with International Asset Management Group, Inc. (“IAMG”), and Woodfield Enterprises, Inc., a Florida corporation (“Woodfield”).

In January 1998, we acquired all of the business and assets of Boynton Tobacconists, Inc., a privately-held Florida corporation ("Boynton"), and assumed all of Boynton's liabilities.

In March 2001, we completed a 1-for-3.85704 reverse stock split of our common stock and we acquired Energy Control Technology, Inc., a privately-held Delaware corporation (“ECT”), and we changed our name to Energy Control Technology, Inc. Our business focused on the development and marketing of proprietary motor control software primarily for the agricultural irrigation market.

In September 2005, we changed our name to 5fifty5.com, Inc.

In January 2008, we changed our name to Swap-A-Debt, Inc. In February  2008, we completed a 1-for-20 reverse stock split, and  acquired all the right, title and interest in and to www.swapadebt.com, a person-to-person lending website from Spider Investments, LLC, a Florida limited liability company and we became an online peer-to-peer lending service.

In May 2009 we changed our name from Swap-A-Debt, Inc. to WikiLoan Inc.

On February 10, 2012, we merged with WikiPay, LLC, a privately held Delaware corporation.  In connection with the merger, 7,992,000 Series A Preferred shares, par value of $0.001, were issued to the former shareholders of WikiPay.

On March 6, 2012, we changed our name from WikiLoan, Inc. to The Wiki Group, Inc.

Our Industry

WikiPay competes in the $240 billion worldwide annual mobile payment industry.  WikiPay is a proprietary fee-based mobile peer-to-peer payment and transfer platform that allows mobile and online peer-to-peer payments, B2C, C2B and B2B payments scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications through its website www.wikipay.com and mobile website m.wikipay.com. According to Gartner Group, the mobile payments industry is well positioned for growth with the number of mobile payment users worldwide expected to reach 190 million in 2012.

In the banking industry, customers are seeking more convenience, and have become increasingly comfortable performing banking functions through the Internet and on mobile devices. According to a recent Harris Interactive survey commissioned by Tealeaf, more than two-thirds of adults in the U.S. who access the Internet regularly use online banking to conduct financial transactions, and nearly 60 percent have used mobile banking offerings. In addition, an increasing number of un-banked and under-banked individuals are seeking less expensive and more convenient ways to perform bank-type functions.

Traditional money transfer services, as well as non-traditional methods such as cash and wire transfers, are relatively inconvenient and expensive. There is a growing need for an inexpensive money payment and transfer platform that can accommodate those who have become disenchanted with the banking and credit services industry.

Broadly, WikiPay’s initial target market includes Internet users in the U.S., estimated at 86 million households or 221 million people, and U.S. cell phone purchasers, estimated at over 100 million households or 285 million people. WikiPay will also be marketed internationally, where mobile usage has significantly outpaced online usage. Worldwide, there are over 1.8 billion Internet users and over 4.0 billion mobile phone owners. Many developing countries have fewer options for banking services than more developed nations, and rely significantly on wireless communications. A large and growing segment of the global and even U.S. population does not have access to bank-type services and must seek alternative services to facilitate transfers and payments.

Mobile payments have the potential to change the dynamics of the remittance industry, as mobile payments would eliminate the need for physical global agent networks and remove a barrier to entry. The World Bank estimates that remittance flows to developing countries reached $372 billion in 2011. The percentage of the population with mobile phones in the top 20 migration corridors around the world, the weighted average probability of both participants having a mobile phone in the top 20 migration corridors is 63%, with only a 25% probability of both sides having a bank account.

Unlike bank accounts, mobile phones are a relatively new technology, and the number of global mobile subscribers is still growing at a double-digit rate. Thus mobile phones have far greater reach than bank accounts and can very well become a viable money transfer method.

Our WikiBlast product is a proprietary, low-cost, mobile marketing solution, fully integrated with the WikiPay payment platform, which allows merchants to convey product offers and messages to their customer base and drive sales. WikiBlast provides customizable mobile marketing messages that can reach clients instantly. Personalized, real-time, two-way communications can generate superior response rates. We developed WikiBlast to compete worldwide in the $3 billion annual mobile marketing industry.

The proliferation of cell phone use and texting provides significant opportunities for targeted advertising and direct marketing. Mobile marketing is an effective, low cost, vehicle for building sales and conveying product offers and messages. WikiBlast enables merchants to reach their client base instantly with a variety of customized text marketing programs. We developed WikiLoan to compete in the worldwide $10 billion annual peer-to-peer lending industry.  WikiLoan is a proprietary, fee-based, peer-to-peer lending platform that allows users to borrow and lend money (from $500 to $25,000). WikiLoan provides loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment functions on its website, www.wikiloan.com.

We provide identity and credit verification of borrowers, and assist lenders to select the types of borrowers they wish to consider for loans. Credit, background and identity checks, loan application processing, loan payment tracking, and other related functions are automated, thus allowing the Company to operate with relatively lower overhead costs.

Peer-to-peer lending, also known as person-to-person lending or social lending is defined as the undertaking of financial transactions, primarily comprised of lending and borrowing, that are executed directly between individuals or “peers” without the intermediation or participation of a traditional financial institution.  For many individual borrowers, particularly those with little or no collateral or unfavorable credit scores, peer-to-peer lending offers access to capital.

In peer-to-peer lending, individual lenders typically determine which potential borrowers qualify for a loan, and set loan rates and repayment terms.  In addition to the borrower's credit score, existing debt level and other traditional criteria, the lending decision may be based on shared interests, social factors and other non-traditional factors.

Peer-to-peer lending companies charge fees to borrowers and lenders to make and service each loan. These companies typically provide services such as credit rating checks and loan default collections. Additionally, both lender and borrower typically benefit from better interest rates than would otherwise be available to either party through alternative channels, as peer-to-peer online lending does not involve many of the back office expenses of a traditional bank including brick-and-mortar branches, large staff and full-service banking regulatory costs.

Currently, WikiLoan borrowers pay a $24.95 “Borrower Application Fee” and lenders pay an annual “Lender Administration Fee” of $9 per loan.  Website users also pay a $0.99 “EFT/ACH Transfer Fee” for all ACH transactions.  We may develop additional WikiLoan revenue streams in the future, including, but not limited to, website advertising, credit card and auto loan origination and/or referral fees.

Our Strategy

Our strategy is to leverage our fully developed technology platforms to execute on key distribution and marketing agreements with partners in the U.S. and abroad.  Our primary target market includes underserved niche sectors of the newly-banked, un-banked, under banked individuals residing in the US and abroad.

Since launching the WikiPay mobile wallet in 2011, the Company has obtained five thousand initial users.  In February 2012, the Company entered an agreement with Prouty Company to offer our mobile wallet product to Prouty’s network of 5 million mobile phone subscribers, 50,000 point of sale locations, and 100,000 retailers, carriers, service providers and strategic partners.  In March 2012, the Company launched our WikiPay branded prepaid VISA card in partnership with TAC Financial.

Continuous technical upgrades have been made to implement an initial program covering 2 million mobile phone subscribers, which we expect to launch in mid-2012. We also believe that a percentage of our mobile wallet program users will also likely purchase integrated WikiPay prepaid VISA cards.  The Company will also market our bill pay and mobile top-up services to these users.

We also intend to launch a point of sale payments solution for the U.S. and select foreign markets in 2012.  This point of sale solution is intended to allow WikiPay users to access their WikiPay account via a mobile phone number and personal identification number (PIN).  This program is an important part of our strategy to create an integrated payment, load and withdrawal network for our users.

We are looking to grow our business by establishing strategic partners outside of the United States that provide us access to large customer bases that align with our international target markets.  We are working closely with Telecomm (Mexican Government Agency) and The Bank of Jordan to gain access to the Mexican and Middle East markets, respectively. These partners welcome our business model for mobile payments and remittance, which shall positively impact the local economy.

We are also working to upgrade WikiBlast to enhance two-way communication and message customization.  We anticipate that our mobile marketing solution, with WikiPay as an integrated payment system, could drive significant revenue when fully deployed.  We have received significant interest from potential non-profit and retail customers who recognize the benefits of ease of use and fast funds disbursement.

For WikiLoan, we have renegotiated contracts to lower costs and have been working on technology upgrades.  Upon completion of certain upgrades, we intend to launch additional marketing initiatives.  The current version of our WikiLoan product has several hundred satisfied users, but we believe new enhancements, coupled with a marketing campaign could drive additional membership.

For all of our products, we will continue to explore strategic partnership opportunities, including business combinations, and joint ventures. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. One or more of these transactions may material impact our financial condition and results of operations.

Our Competitive Strengths

Proprietary Solutions - Our cost-effective technologies are easy to use and carrier agnostic. WikiPay and WikiBlast work on any mobile phone, smartphone or internet-enabled device, and can leverage existing infrastructure in order to limit necessary changes in customer behavior, while significantly reducing costs. WikiLoan is available online and provides secure and efficient transactions to under-served communities that cannot access traditional lending sources.

The company has invested many thousands of man-hours, and extensive programming expertise of 16 high-level programmers to produce our fully automated Internet websites. These efforts were undertaken to ensure all code comprising its platform is logically written to comply with applicable laws of the United States and other target jurisdictions. Furthermore, while the company believes its website provides an easy-to-use platform for users, the technical architecture supporting our platforms are extremely sophisticated and complicated. We believe that this level of complexity limits the ability of other new players to easily enter the market.  We protect our technology through trade secret, confidentiality and other methods.

Secure, Robust Technology - Our proprietary online and mobile architecture is fully certified and compliant with industry-leading security standards. Our technology comprises dynamic, reliable, and redundant layers of security in both hardware and software. Multi-level encryption and authentication ensure that customer information and transactions are safe and secure.

Strategic Partnerships - We have developed key relationships and have entered (and intend to continue to develop) strategic partnerships to accelerate market entry and penetration. We are negotiating distribution and marketing partnerships with companies such as Prouty Co., TAC Financial, Fuzion Mobile, Telecomm Mexico, Agrobursa and Yankee USA.

Strong Domain Expertise - Our management team has decades of experience leading technology and telecommunications companies, ranging from high-tech start-ups to large, established organizations such as AT&T, IBM and Unisys, where members of our team have served in senior management roles.

Brand Name Recognition & Reputation - Success in the online payment, marketing and lending industries depends in part on customer brand recognition and reputation for delivering a favorable user experience. Strong brand name awareness among consumers ensures the likelihood that the company’s offering will be considered by customers seeking a solution to their financial needs. Additionally, delivering a favorable user experience, including ease of use, timely delivery of results and the effective performance of website interactions (i.e.: zero to few technical “glitches”) is essential for building and maintaining a large customer base of satisfied users. The Wiki Group is currently evaluating several strategic marketing options to promote the company’s brand name recognition in the market place, including several “high-profile” alternatives it believes to be unique among the industry.

With respect to our brand, the term “Wiki” scores extremely high in name recognition among Internet users, especially those in the very important 18-34 year old demographic. Wikipedia, which has no association with WikiPay or WikiLoan, has become a cultural, business and pop phenomenon and is one of the top sources for information on the Internet. According to ebizmba.com, Wikipedia is ranked 6th of all websites based on traffic, with an estimated 125 million unique monthly visitors.

Ease of Use – In the “do-it-yourself” era of Internet commerce, it is also important for online providers to ensure users have access to a convenient, intuitive, seamless interaction with the company’s website while conducting business.  For this reason, The Wiki Group has dedicated an extensive amount of time and effort building and thoroughly “stress testing” its unique, highly-automated and easy-to-use platforms that allow users to come together online to transact business.

Critical User Mass – To establish a successful online business community, an online service provider must obtain and retain committed users/subscribers.  Our online platforms offer users a convenient and secure outlet for meeting their financial needs that is both viral and self-reinforcing. Furthermore, the potential benefits to all parties from gaining access to banking services that may otherwise not be available from more conventional banking sources should drive demand for our services and create a recurring source of revenues.

Technical & Regulatory Requirements of an Online Financial Platform – The resources and necessary know-how to create successful online communities for the purpose of conducting financial transactions are extensive.  In addition to technical programming skills, the entity must have a thorough understanding of complex laws and regulatory requirements of jurisdictions that regulate the online banking industry and dictate permissible transactions.  Essentially, all computer code must be written to comply with virtually hundreds of state, federal and foreign laws at every stage of the transaction process, including the requirements of the U.S. Securities and Exchange Commission, the Department of Homeland Security and other federal and state laws governing financial transactions, among others. Failure to identify and comply with legal requirements for a peer-to-peer provider can delay, halt or even close down an operator’s efforts. Our code was designed and written to comply with all applicable laws in the jurisdictions where we intend to market our products and services, including the extensive regulations set forth in U.S. federal and state laws.

Sales and Marketing

The Wiki Group of products and services are being marketed through strategic alliances with companies that have very large networks of user bases both in the United States and abroad. The Company also uses merchant aggregators, companies who service large numbers of merchants, who would benefit from low costs and better access to their customers to improve customer service, increase cross-selling opportunities, improve speed of collections and, as a result, increase customer retention.

The Company is also leveraging its anticipated vast user base to approach merchants with a large online presence. Online retail sales in the U.S. for 2013 are projected to approach $252 billion.

In addition to forming strategic alliances, the Company intends to launch an aggressive online advertising campaign with a combination of banner ad placements on popular websites and top listings on the major search engines. Our marketing plan also includes press releases, television interviews, newspaper and magazine articles, and features in online banking and financial information websites.

Competitors

The industry and markets where we compete are extremely competitive. Many of our competitors are part of large, multi-billion dollar companies and have significant resources. Other competitors are small, nimble, niche players who have developed various technology solutions.  Examples of competition for our products include the following:

WikiPay

Western Union

The Western Union Company is a financial services and communications company based in the United States. Until it discontinued the service, Western Union was the best known U.S. company in the business of exchanging telegrams.  Western Union has a number of divisions, with products such as person-to-person money transfer, money orders, and commercial services. No mobile-to-mobile global money transfer option exists today. While there are a few corridors where mobile phones are used as part of the process, Western Union serves 16,000 send and receive corridors around the world, and mobile phones have not had any material impact on its business.

Western Union’s reported revenues top $5 billion annually. A key part of the Western Union business strategy is to offer consumers convenience and choice. [Its current dominance in cash-to-cash transfers would provide Western Union (which has margins about twice as high as its closest competitor) with a source of profitability to fund and scale a mobile money transfer option over time, an advantage no potential entrant would possess.] The Western Union mobile money transfer program will provide consumers with an additional option to send and receive funds how, where and when they want.

Western Union has set a goal of generating more than $500 million in revenue through electronic channels by 2015 (which would equate to 9% of current revenue), although mobile is still an immaterial source of revenue. It is likely that the biggest contributor over this time frame will be online money transfers, which generated $100 million in revenue in 2011.

We will compete effectively with Western Union’s core business, on-site and online money transfers, as well as its recently developed Internet-based mobile application. Our virtual fund transfers and payments are more accessible and cost effective for consumers, compared with Western Union’s high cost and more cumbersome model.

MoneyGram

MoneyGram International, Inc. is a United States-based financial services company, headquartered in Minneapolis, Minnesota. It has additional facilities in Brooklyn Center, Minnesota, Lakewood, Colorado, and international offices in 190 countries. The company offers products and services through a network of agents and financial institution customers. The Travelers Express Company, Inc., which has been in operation since 1940, acquired MoneyGram Payment Systems, Inc. in June 1998 from American Express.

MoneyGram International provides money transfer services, money orders, and bill payment services to consumers. Another segment of MoneyGram International provides financial institutions with payment processing services, primarily of official check outsourcing services and money orders for sale to their customers. MoneyGram has 267,000 agent locations around the world to send or receive cash. The major global corporate competitor of MoneyGram is Western Union.

On August 3, 2009 MoneyGram International, Inc. signed an agreement with Affinity Global Services, a Dallas, TX provider of wireless payments technology, to allow for money to be transferred via mobile devices. In developing economies, there are more people with mobile phones than traditional bank accounts.

As with Western Union, our online and mobile applications compete effectively with MoneyGram, being easy to use and cost effective for consumers, compared with MoneyGram’s high cost and more difficult-to-use Internet-based mobile applications.

PayPal

PayPal, a wholly owned subsidiary of eBay, is an e-commerce business allowing payments and money transfers to be made through the Internet. PayPal serves as an electronic alternative to traditional paper methods such as checks and money orders and has been involved in many cases of litigation concerning fraud. Recently, PayPal launched PayPal Mobile, which allows money transfers via a cell phone.

A PayPal account can be funded with an electronic debit from a bank account or by a credit card. The recipient of a PayPal transfer can either request a check from PayPal, or establish their own PayPal deposit account or request a transfer to their bank account.

PayPal is an example of a payment intermediary service that facilitates worldwide e-commerce. PayPal performs payment processing for online vendors, auction sites, and other commercial users, for which it charges a fee. It sometimes also charges a transaction fee for receiving money (a percentage of the amount sent plus an additional fixed amount). The fees charged depend on the currency used, the payment option used, the country of the sender, the country of the recipient, the amount sent and the recipient’s account type.

In addition, eBay purchases made by credit card through PayPal may incur a foreign transaction fee if the seller is located in another country, as credit card issuers are automatically informed of the seller’s country of origin.

On March 17, 2010, PayPal entered into an agreement with China UnionPay (“CUP”), China’s bankcard association, to allow Chinese consumers to use PayPal to shop online.

PayPal is planning to expand its workforce in Asia to 2,000 by the end of the year 2010. Unlike PayPal, we move virtual funds across our platform, and do not require persons or entities receiving funds to register until the funds are withdrawn. A recipient can receive and maintain funds on the WikiPay network under a telephone number identifier.

Obopay

Obopay enables consumers and businesses to purchase, pay, and transfer money through any mobile phone using OboPay’s mobile application, text message, mobile Web, or Obopay.com. Obopay purportedly works on any mobile phone and any carrier in the U.S.

OboPay’s prepaid MasterCard works with any merchant that accepts MasterCard debit cards. Obopay has partnerships with Citi, Fidelity Information Services, MasterCard MoneySend, Bancorp, Verizon Wireless, AT&T and RIM.

With Obopay users can instantly pay back a friend, split a dinner bill, get money from your parents, get quick cash, pay up or collect on a friendly wager, track purchases or check balances.
Obopay has moved into a competitive market: on-line social gaming. Although the option to purchase virtual goods in social gaming networks is pretty established, the average user is pretty young and credit cards are not always an option. Using a mobile bill to purchase credit for virtual purchases has become a very popular.
In contrast to other services, Obopay works through linking a credit or debit card to mobile numbers through a secure PIN. This application has the advantage of speed and convenience since all that is needed for payments is to enter a mobile number and PIN.

Obopay was named one of the “50 most innovative companies in the world,” by the editors of Technology Review who “looked for those that over the last year have demonstrated their superiority at inventing technology and using it both to grow as businesses and to transform how we live.” MIT stated, “We identified the companies that have the most promising technologies, whether they are giant corporations or fledgling startups with initial venture capital investments. Then we examined their business models, their strategies for deployment.”

WikiLoan

Lending Club

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

Prosper Marketplace

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

Zopa

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

WikiBlast

Trumpia

Trumpia users maintain a single integrated database that combines the power of SMS Mobile Text, Instant Message, Email, and Social Media.  The Company provides users communication with tech-savvy consumers that want close relationships with organizations that utilize the latest in multi-channel communications. Mobile Text, IM, Email, Social Networks, Blogs – Trumpia's All-In-One Message Service integrates them ALL. Trumpia goes far beyond traditional email and mobile marketing with its unique patented technology that empowers you with the latest in communications, online publishing, and social media.

Mojiva

Mojiva is a mobile ad network. The Company provides advertisers the technology and know-how to execute impactful mobile ad campaigns. In addition, Mojiva is empowering mobile publishers and developers to monetize their content and apps effectively.

Launched in May 2008, the network has grown rapidly to help thousands of advertisers and publishers from diverse industries. Serving over 190 countries, our mobile ad network is now reaching millions of monthly unique users in the US and across the globe. Mojiva’s corporate office is headquartered in New York City and has offices in San Francisco, Los Angeles, Seattle and London.

Regulation

As a company operating in the financial services industry, we face many governmental regulations that are specific to our industry. We have worked extensively with leading law firms to position the Company to appropriately navigate and address regulatory requirements.  We believe our Terms and Conditions of Use set forth the duties and obligations of both the Company and individuals that use the platforms to engage in private transactions.

Intellectual Property

Our intellectual property, which includes trademarks, copyrights, domain names, and trade secrets, is a key to our success. We routinely protect our proprietary rights by entering into confidentiality and non-disclosure agreements with our employees, contractors and with parties with whom we conduct business in order to protect proprietary information.

We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. We have registered our core brands as trademarks and domain names in the U.S. and other jurisdictions and actively secure trademarks and domain names that correspond with our brands in markets of interest.

Employees

We presently have 6 full-time employees.

ITEM 1A.   RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.      PROPERTIES.

Our principal executive office is located at 1093 Broxton Avenue, Suite 210, Los Angeles, CA 90024.  We pay rent of $1,957 per month to occupy this location.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Pink Sheets under the symbol “TWGI.” The Pink Sheets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. A Pink Sheets equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the Pink Sheets quotation service. These bid prices represent prices quoted by broker-dealers on the Pink Sheets quotation service. Bid prices between May 4, 2011 and July 22, 2011 are adjusted based on the Company’s 1 for 10 forward stock split, effective May 4, 2011, which was reversed by the Company’s 10 for 1 reverse stock split. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2010
First quarter ended April 30, 2010	$0.48	$0.08
Second quarter ended July 31, 2010	$0.30	$0.19
Third quarter ended October 31, 2010	$0.93	$0.16
Fourth quarter ended January 31, 2011	$0.65	$0.25

Fiscal Year 2011
First quarter ended April 30, 2011	$0.57	$0.25
Second quarter ended July 31, 2011	$0.50	$0.21
Third quarter ended October, 31 2011	$0.51	$0.11
Fourth quarter ended January 31, 2012	$0.27	$0.09

Approximate Number of Equity Security Holders

As of May 14, 2012, there were approximately 358 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 6.     SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended January 31, 2012 and 2011 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Our Business

The Wiki Group, Inc. is an early-stage technology company dedicated to making financial transactions simple, secure, social and affordable. Wiki Group products include, (i) WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; (ii) WikiBlast, a customizable mobile marketing engine; and (iii) WikiLoan, a low-cost peer-to-peer lending solution.

We developed WikiPay to compete worldwide in the $240 billion annual mobile payments business. WikiPay allows users to send and receive money with any mobile device, over any carrier network. Our target market is primarily the un-banked and under-banked population worldwide that uses check cashing and money transfer alternatives. Our customers can use WikiPay to make real-time payments, schedule future payments, perform account inquiries for balance and transaction history, initiate bill payment notifications and alerts, and complete security verifications.  WikiPay is a proprietary, fee-based mobile peer-to-peer payment and marketing platform that allows mobile and online peer-to-peer payments, B2C, C2B and B2B payments, and mobile marketing services through our website www.wikipay.com and mobile website m.wikipay.com.

WikiPay was created to take advantage of the emerging and converging trends in mobile phone use, text messaging, banking, electronic payment systems and direct marketing.  Mobile phone adoption has been swift and widespread; the mobile phone is now widely recognized as the electronic device with the largest market penetration in history.  For example, it is projected that by 2013, the U.S. per capita mobile phone penetration will be 100 percent.

WikiBlast is a proprietary low-cost mobile marketing solution, fully integrated with the WikiPay payment platform, which allows merchants to convey product offers and messages to their customer base and generate sales.  WikiBlast provides customizable mobile marketing messages that can reach clients instantly. Personalized real-time two-way communications can generate superior response rates.  It is estimated that worldwide annual mobile marketing revenues are approximately $3 billion.

We developed WikiLoan to compete worldwide in the $10 billion annual peer-to-peer lending business.  WikiLoan is a proprietary fee-based peer-to-peer lending platform that allows users to borrow and lend money (from $500 to $25,000). WikiLoan, www.wikiloan.com, offers loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment functions.

We provide identity and credit verification of borrowers and allow lenders to select the types of borrowers they wish to consider for loans.  Credit, background and identity checks, loan application processing, loan payment tracking, and other related functions are fully automated, which allows us to operate with low overhead costs.

Our initial revenue model consists of primarily fee-based products. We recently implemented our first lead generation product and we anticipate developing additional revenue streams that may include website advertising, credit card and auto loan origination, and other related lead generation opportunities.

We had $1,104 in revenues during the year ended January 31, 2012 and $635,184 in revenues during the year ended January 31, 2011. Our expenses during that time incurred general and administrative expenses in the amount of $572,903 and $2,423,822, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at January 31, 2012 and 2011, the Company had accumulated losses of $9,590,644 and $9,035,673, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

On March 16, 2011, the Company repaid the September 16, 2009 $15,000 convertible note payable plus accrued interest of $2,700.

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

On December 28, 2011, the Company issued a short-term convertible promissory note for $20,000.  The note accrues interest at 12% per annum and is due on or before June 28, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a floor of $0.125 and a ceiling of $0.50.

On January 4, 2012, the Company issued a short-term convertible promissory note for $20,000.  The note accrues interest at 12% per annum and is due on or before July 4, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice with a floor of $0.125 and a ceiling of $0.50.

On January 20, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before July 20, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share

At January 31, 2012 and 2011, the Company had accrued interest of $27,332 and $40,750, respectively, under these convertible note agreements.

On February 10, 2012, we merged with WikiPay, LLC, a privately held Delaware corporation.  In connection with the merger, 7,992,000 Series A Preferred shares, par value of $0.001, were issued to the former shareholders of WikiPay.

Plan of Operation

The last three years have been dedicated to building and strengthening the technology platform that is now fully operational and robust. In order to move forward it is critical that we raise capital to fund our operations. Raising capital is our primary goal and we are focusing most of our attention to identify prospective investors and strategic partners.

As we look to grow our business, we will focus heavily on establishing strategic partners that provide us access to large customer bases that align with our target market. We will collaborate with these partners as we execute our marketing strategy and cross sell our products and services.

We are closely working with Telecomm (Mexican Government Agency) and The Bank of Jordan to gain access to the Mexican and Middle East markets, respectively. These partners welcome our new and different revenue model, which has the potential to revolutionize the remittance market while positively impacting the local economy.

We are committed to delivering excellent customer service and listening to our customers to determine how we continuously innovate and improve our products. We see every interaction with a customer as an opportunity to differentiate ourselves from our competition. Delivering clear and simple messages will be the core of our communications plan.

Mobile commerce requires a change in customer behavior so it will be advantageous for us to make our offerings as attractive as possible.  Initial plans call for loyalty and reward programs that provide incentives for new users to immediately sign up and use our services. We have an ambitious road map that calls for new solutions that allow users to sign up faster while providing more convenient options to fund their accounts.   We intend to always deliver better, faster, and cheaper solutions that our customers value.

If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised. Under this reduced budget, our expenses may be $300,000 for the next 12 months. We believe that we could operate with our current cash on hand while satisfying any shortfall in cash flow with income that will be generated after the launch of our website.

If we obtain a large financing in the future, we would accelerate our business plan and hire additional staff, increase advertising and marketing, and expand operations, all of which will likely affect the performance of the company.

Results of Operations

For the fiscal year ended January 31, 2012 as compared to January 31, 2011

Revenues

We generated $1,104 in revenues during the year ended January 31, 2012 and $635,184 in revenues during the year ended January 31, 2011.  In fiscal year ending January 31, 2011, substantial more revenue was generated away from our core business by offering a prepaid phone card.  The program ended when our program partner was acquired by another company, and the Company chose to focus on developing partnerships and finalizing core products in fiscal year ending January 31, 2012.

Operating Expenses

Our expenses during the year ended January 31, 2012 and 2011 incurred general and administrative expenses in the amount of $572,903 and $2,423,822, respectively. The higher expenses in fiscal year January 31, 2011 were mainly incurred in relation to the prepaid phone card program and related business expenses.  Expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Net Loss

We are currently operating at a loss and we have a net loss of $554,971 for the year ended January 31, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of January 31, 2012, we had cash of $35,845.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

At this time, we have not identified any sources of additional financing. Upon developing a trading market for the common stock we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers, however, given our precarious financial condition and our lack of business, a trading market may not develop in the foreseeable future.

We have no written agreement to legally insure that funding will be provided for our operations. Although we have no commitments for capital, other than verbal assurances, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $2,095,000.  Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

As to the following serious conditions:

1)	As of January 31, 2012, we had cash of $35,845;

2)	We received $350,000 from the sale of four promissory notes in fiscal 2011;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

To date, we have been able to secure $2,095,000 that we raised through several convertible promissory notes over the pas t four years. We may also rely on sources to borrow funds in the form of loans.

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

A summary of significant accounting policies is included in Note 1 to the audited financial statements for the year ended January 31, 2012. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

On February 10, 2012, the company signed a merger agreement with WikiPay, LLC whereby the Company agreed to be acquired in exchange for the issuance of 7,992,000 shares of WikiLoan Series A Preferred Stock.

On March 7, 2012, the Company issued a convertible note payable to a related party in the amount of $50,000.  This loan accrues interest at 12% and is due in six months and may be converted into the company’s common stock at $0.10 per share.

On March 23, 2012, the Company issued a convertible note payable to its CEO in the amount of $12,000.  This loan accrues interest at 12% and is due in six months and may be converted into the company’s common stock at $0.10 per share.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

NAME	POSITION	AGE
Marco Garibaldi Denita Willoughby	Chairman of the Board Chief Executive Officer and Director	56 46
Edward DeFeudis	President, Chief Financial Officer and Director	39

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Marco Garibaldi – Chairman of the Board

As the founder and Chairman of the Board of The Wiki Group, Inc., Mr. Garibaldi has extensive experience as an entrepreneur and manager overseeing the development and growth of innovative emerging companies.  He is also a computer programmer by trade with over 30 years of extensive experience in a variety of sectors including computer programming, the Internet, entertainment and the business advisory industry.  He began his career at Burroughs and Sperry, which, in 1986, became Unisys Corp. and later founded a think-tank corporation called InterComm, Inc.

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

Based on his work experience and education, the Company has deemed Mr. Garibaldi fit to serve on the Board.

Denita Willoughby – Chief Executive Officer and Director

Ms. Willoughby has been the Chief Executive Officer of our company since March 2012. Ms. Willoughby brings to the Company over a decade of experience as an executive with strong P&L, sales and leadership experience, with past roles at SBC, Morgan Stanley, IBM and AT&T. Prior to joining the Company, Ms. Willoughby was with AT&T for over 15 years. From 2006 through 2011, she was Vice President of External Affairs in the Greater Los Angeles Area, AT&T's largest market. She was responsible for working with key stakeholders to upgrade AT&T’s Uverse and wireless networks. Her previous role was Vice President of Programming for AT&T's Uverse Video Content team, from 2005 through 2006, where she acquired content and negotiated cable network contracts. From 2002 until 2005, Ms. Willoughby was the Vice President of Regional Sales at SBC Communications, a predecessor to AT&T. Named by the California Diversity Magazine as one of the Most Powerful and Influential Women in California, Willoughby has an engineering degree from the University of Wisconsin-Madison and a MBA from Harvard Business School. She is a member of the board for California Institute of the Arts, Green Dot Public Schools, Unite LA and Vision to Learn.

Based on her work experience and education, the Company has deemed Ms. Willoughby fit to serve on the Board.

Edward C. DeFeudis – President, Chief Financial Officer and Director

Mr. DeFeudis has been the President and Chief Financial Officer of our company since August 2005 and he is mainly responsible for all start-up activities from business plan th8rough execution. He is the Manager of Spider Investments, LLC, as well as the President of Lion Equity Holding Corp., which provides investment banking consulting business services, since 1999.  From March 2004 to February 2006, he served as President and Chief Executive Officer of Ringo, Inc. Mr. DeFeudis also served as Financial Advisor for several financial institutions such as Paragon Capital, Merrill Lynch, Oppenheimer Securities, and Euro-Atlantic Securities from 1996 to 1999. Mr. DeFeudis graduated from University of New Hampshire in 1995 with a BA degree in Political Science.

Based on his work experience and education, the Company has deemed Mr. DeFeudis fit to serve on the Board.

Employment Agreements

We have a three-year employment agreement with Ms. Willoughby that pays her an annual base salary of $200,000, which will commence upon the receipt by the Company of financing, in the form of debt or equity, of no less than $2,000,000. Ms. Willoughby will also have the opportunity to participate in any stock option plans that the Company may have in the future.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). On March 1, 2012 Marco Garibaldi resigned as the Company’s CEO.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Marco Garibaldi	2012		$0	0	0	0	0	0	30,000	(1)		$30,000
CEO (3)	2011		$0	0	0	0	0	0	58,500			$58,500

Edward C. DeFeudis	2012		$0	0	0	0	0	0	30,000	(2)		$30,000
President, CFO	2011		$0	0	0	0	0	0	62,000			$62,000

Denita Willoughby	2012	$	n/a	n/a	n/a	n/a	n/a	n/a	n/a		$	n/a
CEO	2011	$	n/a	n/a	n/a	n/a	n/a	n/a	n/a		$	n/a

(1) Including $20,000 paid to Mr. Garibaldi as consulting fees through Godfather Entertainment, Inc. and $10,000 paid as consulting fees through Situation X, LLC.
(2) Including $30,000 paid to Mr. DeFeudis as consulting fees through Lion Equity Holding Corp.
(3) Mr. Garibaldi resigned as the Company’s CEO on March 1, 2012.
(4) Ms. Willoughby was appointed the Company’s CEO effective March 1, 2012.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2011.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2011 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2011 under any long-term incentive plan.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We have a three-year employment agreement with Ms. Willoughby that pays her an annual base salary of $200,000, which will commence upon the receipt by the Company of financing, in the form of debt or equity, of no less than $2,000,000.  Ms. Willoughby will also have the opportunity to participate in any stock option plans that the Company may have in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 14, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 14, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 14, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (3)
5% Shareholders
Robert Pearson 1422 Burtonwood Drive Gastonia, NC 28054	11,382,878	(4)	18.31%	888,880	11.11%

Spider Investment, LLC 951 S.W. 4th Avenue Boca Raton, FL 33432	8,380,000		15.7%	-	-

Businessman, Ink, LLC	4,700,000		8.8%	-	-

136 Holding Corp.	4,645,000		8.7%	-	-

Situation X LLC	4,500,000		8.4%	-	-

Cityside Xstreme Inc.	4,300,000		8.0%	-	-

JRE Virtual Architects 1092 Duval Street, Suites 120 & 130 Lexington, KY 40515	3,115,400	(5)	5.5%	311,540	3.9%
Directors and Executive Officers
Edward C. DeFeudis	37,989,000	(6)	46.7%	2,812,000	35.2%

Marco Garibaldi	34,281,827	(7)	41.4%	2,960,000	37.0%

Denita Willoughby	-		-

All directors and officers as a group (3 people)	72,270,827		65.1%	5,772,000	72.2%

(1)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 1093 Broxton Avenue Suite 210, Los Angeles, CA 90024.

(2)
Based on 53,280,493 shares of common stock issued and outstanding as of May 14, 2012.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)
Based on 7,992,000 shares of Series A Preferred Stock issued and outstanding as of May 14, 2012. Each share of Series A Preferred Stock has voting rights ten times the number of shares of common stock into which the Series A Preferred Stock are convertible, as designated in the Certificate of Designation for the Series A Convertible Preferred Stock. The total aggregate number of votes for the Series A Preferred Stock is 79,920,000 million.

(4)	Includes 880,000 shares of Series A Preferred Stock, which c which can be converted into 8,880,000 shares of common stock.

(5)	Includes 311,540 shares of Series A Preferred Stock, which can be converted into 3,115,400 shares of common stock.

(6)
Includes: 8,380,000 shares held by Spider Investment, LLC, which Mr. DeFeudis is the beneficial owner of, and 2,812,000 shares of Series A Preferred Stock, which can be converted into 28,120,000 shares of common stock.

(7)
Includes 4,681,827 shares held by Situation X, LLC, which Marco Garibaldi is the beneficial owner of, and 2,960,000 shares of Series A Preferred Stock, which can be converted into 29,600,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transaction With Related Persons.

We currently use the offices of management at no cost to us.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship, which in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal year ended January 31, 2012 and 2011, we were billed approximately $18,000 and $11,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended January 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2012 and 2011.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

The audited balance sheet of the Company as of January 31, 2012 and January 31, 2011, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of PS Stephenson & Co., PC, independent auditors, are filed herewith.

(2)	Financial Statement Schedules

 None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit
Index	Description of Document	Incorporated by Reference To:
2.1	Agreement and Plan of Merger dated February 10, 2012.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 14, 2012.

3.1	Articles of Incorporation.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008

3.2	Amendment to the Articles of Incorporation increasing the number of authorized shares.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 19, 2011.

3.3	Amendment to the Articles of Incorporation decreasing the number of authorized shares.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 14, 2012.

3.4	Amendment to the Articles of Incorporation changing the name of the Company.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 16, 2012.

3.5	Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 14, 2012.

3.6	Bylaws.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008.

4.1	12% Convertible Promissory Note between Swap-A-Debt, Inc. and Robert S. Pearson, dated August 29, 2008.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008.

4.2	9% Convertible Promissory Note between Swap-A-Debt, Inc. and Sarah Catherine Huempfner, dated January 18, 2008.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008.

4.3	9% Convertible Promissory Note between Swap-A-Debt, Inc. and Jane Elizabeth Pearson, dated January 18, 2008.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008

10.1	Employment Agreement with Denita Willoughby.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 8, 2011.

10.2	Consulting Agreement with Hansel Capital Inc., dated March 11, 2010.

10.3	Engagement Agreement with Wendy Paskin-Jordan and Bashir Wada, dated August 2, 2010.

10.4	Consulting Agreement with Kyan Kraus, dated August 5, 2010.

10.5	Consulting Agreement with Ronald Kaufman, dated November 28, 2010.

10.6	Consulting Agreement with Peter Berger, dated January 7, 2011.

10.7	Consulting Agreement with Ali Fakhari, dated May 4, 2011.

10.8	Consulting Agreement with Karolus Maximus Kapital, S,A., dated September 2, 2011.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

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

THE WIKI GROUP, INC.
Date: May 15, 2012	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denita Willoughby	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2012
Denita Willoughby

/s/ Edward C. DeFeudis	President, Chief Financial Officer and Director (Principal Financial Officer)	May 15, 2012
Edward C. DeFeudis

/s/ Marco Garibaldi	Chairman of the Board	May 15, 2012
Marco Garibaldi

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Index to Financial Statements
January 31, 2012 and 2011

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of January 31, 2012 and 2011	F-2

Statements of Operations for the years ended	F-3
January 31, 2012 and 2011

Statement of Changes in Shareholders' Deficit
for the years ended January 31, 2012 and 2011	F-4

Statement of Cash Flows for the years ended	F-5
January 31, 2012 and 2011

Notes to Financial Statements	F-6 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Wiki Group, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of The Wiki Group, Inc. (formerly known as WikiLoan, Inc.) as of January 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wiki Group, Inc. as of January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Wiki Group will continue as a going concern. As discussed in Note 2 to the financial statements, the Wiki Group has minimal revenue, significant assets or cash flows that raise substantial doubt about the Wiki Group’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & CO., PC

Wharton, Texas
April 25, 2012

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Balance Sheets
As of January 31,

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$35,845	$35,631
Accounts receivable	-	196,485
Prepaid consulting fees	-	64,488
Total current assets	35,845	296,604

Fixed assets:
Office equipment	-	5,297
Computer equipment	-	3,010
	-	8,307
Less: accumulated depreciation	-	(8,307)
Fixed assets, net	-	-

Other assets:
Domain names	25,042	25,042
Software development costs	1,634	1,969
Deferred payment processing costs	92,500	122,500
SDI distribution agreement	-	51,000
Total other assets	119,176	200,511

Total assets	$155,021	$497,115

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities:
Accounts payable	$-	$256,485
Accrued interest	27,332	40,750
Derivative liabilities	46,100	1,914,672
Convertible notes payables, net of discounts on debt
of $28,769 and $36,972	321,231	413,028
Total current liabilities	394,663	2,624,935

Total liabilities	394,663	2,624,935

Stockholders' equity (deficit)
Preferred stock, at $0.01par value; 10,000,000 shares authorized;
none issued and outstanding at January 31, 2012 and 2011	-	-
Common stock; at $0.001 par value; 250,000,000 shares authorized;
53,220,054 shares issued and outstanding at January 31, 2012 and
57,434,569 shares issued and outstanding at January 31, 2011	53,080	57,435
Additional paid-in capital	9,307,760	6,860,256
Accumulated deficit	(9,590,644)	(9,035,673)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(239,642)	(2,127,820)

Total liabilities and stockholders' deficit	$155,021	$497,115

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Operations
For the Years Ended January 31,

	2012	2011

Revenues	$1,104	$635,184

Cost of sales	-	625,669

Gross profit	1,104	9,515

Operating expenses
Selling, general and administrative expenses	572,903	2,423,822
Research and development costs	-	18,775
Total operating expenses	572,903	2,442,597

Income (loss) from operations	(571,799)	(2,433,082)

Other income (expenses):
Gain (loss) from derivative liabilities	155,374	(429,886)
Gain on sale of domain names	-	-
Interest expense	(138,546)	(287,091)
Total other income (expenses)	16,828	(716,977)

(Loss) before provision for income taxes	(554,971)	(3,150,059)

Provision for income taxes	-	-

Net (loss)	$(554,971)	$(3,150,059)

Basic and fully diluted (loss) per common share:
(Loss) per common share	$(0.01)	$(0.06)

Basic and fully diluted weighted average common shares outstanding	53,022,051	55,122,301

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statement of Changes in Stockholders' Deficit
For the Period February 1, 2010 to January 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance February 1, 2010	-	$-	51,575,000	51,575	5,338,571	9,837,500	(9,838)	(5,885,614)	$(505,306)

Shares returned to treasury	-		-	-	9,838	-	-	-	9,838

Shares issued for services	-	-	3,398,561	3,399	1,017,712	-	-	-	1,021,111

Shares issued for debt conversions	-	-	2,461,008	2,461	351,946	-	-	-	354,407

Beneficial conversion features related to convertible debt	-	-	-	-	142,189	-	-	-	142,189

Net income (loss)	-	-	-	-	-	-	-	(3,150,059)	(3,150,059)

Balance - January 31, 2011	-	$-	57,434,569	$57,435	$6,860,256	9,837,500	$(9,838)	$(9,035,673)	$(2,127,820)

Shares returned to treasury	-	-	-	(139)	(46,971)	-	-	-	(47,110)

Shares issued for warrants	-	-	8,030,953	803	1,046,220	-	-	-	1,047,023

Shares issued for services	-	-	4,700,000	470	140,530	-	-	-	141,000

Shares issued for debt conversions	-	-	2,161,498	2,162	479,748	-	-	-	481,910

Beneficial conversion features related to convertible debt	-	-	-	-	820,326	-	-	-	820,326

Effect of 1 for 10 and subsequent 10 for 1 stock splits
	-	-	(19,106,966)	(7,651)	7,651	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	(554,971)	(554,971)

Balance - January 31, 2012	-	$-	53,220,054	$53,080	$9,307,760	9,837,500	$(9,838)	$(9,590,644)	$(239,642)

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Cash Flows
For the Years Ended January 31, 2012 and 2011

	2012	2011

Cash Flows Provided From (Used By) Operating Activities
Net (loss)	$(554,971)	$(3,150,059)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	86,235	178,892
(Gain) loss on derivative liabilities	(155,374)	429,886
Amortization of discount on convertible debts	162,354	166,487

(Increase) in accounts receivable	196,485	(196,485)
Decrease in prepaid consulting fees	64,488	1,135,266
Increase (decrease) in accounts payable	(256,485)	256,485
Increase (decrease) in accrued interest	33,492	45,398
Net cash (used by) operating activities	(423,776)	(1,134,130)

Cash Flows (Used By) Investing Activities
Investment in software development	(4,900)	-
Net cash (used by) investing activities	(4,900)	-

Cash Flows Provided From (Used By) Financing Activities
Repayment of line of credit	-	(100,000)
Common stock issued for services, net of cancellations	93,890	856,301
Repayments of convertible notes payable	(15,000)	-
Proceeds from issuance of convertible notes payable	350,000	385,000
Net cash provided from financing activities	428,890	1,141,301

Net increase (decrease) in cash and cash equivalents	214	7,171
Cash and cash equivalents, beginning of year	35,631	28,460
Cash and cash equivalents, end of year	$35,845	$35,631

Supplemental disclosure
Interest paid during the period	$2,700	$3,643

Non-cash transactions:
Issuance of common stock for debt conversions	$435,000	$287,000
Conversion of accrued interest into common stock	$46,910	$54,576
Common stock issued for SDI agreement	$-	$157,000

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

1.        Organization, Description of Business, and Basis of Accounting

Business Organization
The Wiki Group, Inc., formerly known as WikiLoan, Inc., (the “Company”) was originally incorporated on June 24, 1988 under the laws of the State of Delaware as Windsor Capital Corp. Between March 2001 and January 2008, the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, inc., Swap-A-Debt, Inc., WikiLoan, Inc. and finally, The Wiki Group, Inc. on March 12, 2012.

The Wiki Group, Inc. , is a technology company dedicated to making financial transactions simple, secure, social and affordable. The Wiki Group is comprised of (i) WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; (ii) WikiLoan, a low-cost peer-to-peer lending solution; and (iii) WikiBlast, a customizable mobile marketing engine.

On May 4, 2011, the Company authorized a 1 for 10 forward stock split and increased the authorized common shares available to 750,000,000 shares.  On July 31, 2011, the Company authorized a 10 for 1 reverse stock split to reverse its previous forward split on May 4, 2011.  Additionally, the Company decreased the numbers of authorized shares to 150,000,000 shares.

On February 10, 2012, the company signed a merger agreement with WikiLoan, Inc. whereby the Company agreed to be acquired in exchange for the issuance of 7,992,000 shares of WikiLoan Series A Preferred Stock.

Accounting Basis
These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied. The Company’s fiscal year end is January 31st.

Cash and Cash Equivalents
For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At January 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of January 31, 2012 and 2011, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

1.        Organization, Description of Business, and Basis of Accounting

Income Taxes (Cont.)
Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of January 31, 2012 and 2012 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

Property and Equipment
Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended January 31, 2012 and 2011 was $0 and $1,259, respectively.

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

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

1.        Organization, Description of Business, and Basis of Accounting

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

We adopted the accounting policy of Fair Value Measurement on January 1, 2008. This policy defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this policy established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a recurring and non-recurring basis:

Level 1:  None
Level 2:  None
Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2011 and 2010, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

Recently Issued Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

Dividends
The Company has not yet adopted a policy regarding the payment of dividends.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

1.        Organization, Description of Business, and Basis of Accounting

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

Research & Development
The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred research and development costs of $0 and $18,775 during the years ended January 31, 2012 and 2011, respectively.

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

At January 31, 2012 and 2011, the Company had unamortized software costs of $1,634 and $1,969.  Developed software costs are being amortized over 5 years using the straight-line method. Amortization expense during the years ended January 31, 2012 and 2011 was $335 and $45,392, respectively.

Revenue Recognition Policy
Revenue is recognized upon consummation of a transfer, bill payment or other online activity.  Expenses are recognized in the period in which they are incurred.

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

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

1.        Organization, Description of Business, and Basis of Accounting (Cont.)
Reclassification
Certain prior period amounts have been reclassified to conform to current presentation.

2.        Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses since 2005.  At January 31, 2012 and 2011, the Company had accumulated losses of $9,590,644 and $9,035,673, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

3.        Acquisition of WikiPay, LLC
On February 12, 2012, the Company signed a merger agreement with WikiPay, LLC in which it would acquire that company for approximately 7,992,000 shares of the Company’s Series A Preferred Stock. The fair value of these shares was $8,791,200 which estimates the fair value of the par value the preferred shares.

The Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, using the purchase method of accounting. As the members of WikiPay, LLC were also shareholders of the Company at the time of the merger, the Company determined the merger was a transfer of assets by shareholders to the Company and has recorded the assets received at historical cost in accordance with U.S, Generally Accepted Accounting Principles (GAAP).

The components of the purchase price allocation are as follows (in thousands):

Allocation:

Net tangible assets acquired:
Cash	$4
Fixed assets	14
$18
Identifiable intangible assets acquired
Domain names	$50
Software development costs	37
Other assets	9
Total assets acquired	$114

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

3.        Acquisition of WikiPay, LLC  (Cont.)

Less:
Liabilities assumed
Accrued interest	$47
Notes payable related party	365
Total liabilities assumed	$412

The following table represents the unaudited pro-forma combined results of operations of the Company as if WikiPay, LLC had been acquired on February 1, 2010, with comparable results for the years ended January 31, 2012 and 2011

	January 31, 2012	January 31, 2011

Revenues	$1,318	$635,919
Gross profit (loss)	$(13,682)	$10,250
Operating loss	$(744,757)	$(2,562,155)
Net loss	$(759,529)	$(3,294,132)
Net loss per share	$(0.01)	$(0.06)

4.        Convertible notes payable
The convertible notes payable, due to a shareholder, consist of the following at January 31, 2012:

A convertible note payable to an individual dated March 16, 2011, with interest due at 12% per annum, due on or before, September 16, 2011, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$260,000

A convertible note payable to an individual dated December 28, 2011, with interest due at 12% per annum, due on or before, June 28, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000

A convertible note payable to an individual dated January 4, 2012, with interest due at 12% per annum, due on or before, July 4, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

4.        Convertible notes payable (Cont.)

A convertible note payable to an individual dated January 20, 2012, with interest due at 12% per annum, due on or before, July 20, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000

Subtotal	$350,000
Less: discount on convertible debt	(28,769)
Total	$321,231

On March 16, 2011, the Company repaid the $15,000 convertible note payable plus accrued interest of $2,700.

On March 16, 2011, the Company received a conversion notice on the March 23, 2010, September 28, 2010, October 26, 2010 and January 21, 2010 convertible note agreements aggregating $435,000 to convert the outstanding principal and accrued interest of $46,910 into 2,161,498 common shares.

On March 16, 2011, the Company issued a short-term convertible promissory note for $260,000.  The note accrues interest at 12% per annum and is due on or before September 16, 2011. The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice with a floor of $0.125 and a ceiling of $0.50.

On December 28, 2011, the Company issued a short-term convertible promissory note for $20,000.  The note accrues interest at 12% per annum and is due on or before June 28, 2012. The note is convertible into common shares

On December 28, 2011, the Company issued a short-term convertible promissory note for $20,000.  The note accrues interest at 12% per annum and is due on or before June 28, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a floor of $0.125 and a ceiling of $0.50.

On January 4, 2012, the Company issued a short-term convertible promissory note for $20,000.  The note accrues interest at 12% per annum and is due on or before July 4, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice with a floor of $0.125 and a ceiling of $0.50.

On January 20, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before July 20, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share

At January 31, 2012 and 2011, the Company had accrued interest of $27,332 and $40,750, respectively, under these convertible note agreements.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

4.        Convertible notes payable (Cont.)
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

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently re-measured at January 31, 2012.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 132% to 185% (3) a discount rate of .06 to .20% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At January 31, 2012, derivative liabilities and respective gains or losses on the derivatives consist of the following:

	Derivative Liability	Gain (Loss) on Derivative at 1/31/12
March 26, 2011	$-	$102,354
December 28, 2011	-	-
January 4, 2012	-	-
January 20, 2012	31,250	(2,481)
Warrants	14,850	55,501
Total	$46,100	$155,374

At January 31, 2012, the unamortized discount and respective amortization to interest expenses consisted of the following:

	Unamortized Discount	Fiscal 2012 Amortization of Discount
March 16, 2011, Note Payable	-	$36,792

January 20, 2012, Note Payable	$28,769	-

	$28,769	$36,792

At January 31, 2012 and 2011, the Company had accrued interest of $27,332 and $40,750, respectively, under these convertible note agreements.

5.        Key Operating Officers
At October 31, 2011, the Company had two officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

6.        Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.01 and none have been issued at January 31, 2012 or 2011.

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

On April 9, 2010, the Company received conversion notices on the May 12, 2009 and July 28, 2009, convertible note agreements to convert the outstanding principal and accrued interest aggregating $109,116 into 839,354 common shares.

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

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

6.        Capital Stock (Cont.)
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

On November 29, 2010, the Company issued 40,000 common shares for services rendered. The Company valued the services at $14,000, based on the closing price of the Company’s common stock at the date of issuance.

On December 2, 2010, the Company issued 138,561 common shares to SDI as provided by the agreement to provide distribution services to the Company.  The Company valued the shares issued at $47,111, based on the closing price of the Company’s common stock at the date of issuance.

On January 19, 2011, and in conjunction with a one year Advisory Agreement, the Company issued a warrant to purchase an aggregate of 150,000 common shares of the Company.  The warrant contains an exercise price of $0.001 per share, a cashless exercise provision, and a term of five years.  The value of the option was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price of $0.001; (3) volatility of 185%; (4) discount rate of 0.17%; (5) term of 5 years and (6) a zero dividend rate.  The value of the warrant at issuance was $70,351, and is being amortized over the life of the agreement.  The amount of expense recognized during the year ended January 31, 2012 in connection with this warrant was $5,863 and is included in general and administrative expenses.

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

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

6.        Capital Stock (Cont.)

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

During the second quarter of 2011, the Company issued an aggregate of 8,030,953 common shares for the exercise of warrants previously issued to two consultants in August 2010.

7.        Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the years ended January 31, 2012 and 2011 were computed using 55,122,301 and 50,164,583 weighted average common shares outstanding, respectively. The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an ant dilutive effect.

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

Effective February 10, 2010, the Company issued 500,000 common shares to SDI upon execution of the agreement and issuance of a press release.  The Company valued the shares issued at $110,000, based on the closing price of the Company’s common stock on February 10, 2011.

This agreement was subsequently terminated and a new distribution agreement was entered into on October 13, 2010.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

8.        SDI Agreement (Cont.)
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

9.        Advisory Agreement

On January 19, 2011, and in conjunction with a one year Advisory Agreement, the Company issued a warrant to purchase an aggregate of 150,000 common shares of the Company.  The warrant contains an exercise price of $0.001 per share, a cashless exercise provision, and a term of five years.  The value of the option was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price of $0.001; (3) volatility of 185%; (4) discount rate of 0.17%; (5) term of 5 years and (6) a zero dividend rate.  The value of the warrant at issuance was $70,351, and is being amortized over the life of the agreement.  The amount of expense recognized during the years ended January 31, 2012 and 2011 in connection with this warrant was $64,488 and $5,863 and is included in general and administrative expenses.

10.      Contingencies

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of January 31, 2012, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

11.      Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued.

On February 6, 2012, the Company changed its Common Stock from 750,000,00 shares authorized to 250,000,000.

On February 7, 2012, the Company engaged CB Capital Partners, Inc, as its financial advisor to the merger transaction with WikiPay, LLC.  The Company issued 200,000 shares of Common Stock for the services rendered.

The Wiki Group, Inc.
(Formerly known as WikiLoan, Inc.)
Notes to Financial Statements
January 31, 2012 and 2011

11.      Subsequent Events (Cont.)
On February 8, 2012, the Company designated its’ preferred stock as a “Series A” whereby each share is convertible into 10 shares of Common Stock.

On February 20, 2012, the Company engaged the services of the Business Law Group for a period of one year in exchange for 500,000 shares of Common Stock.  These shares have not been issued.

On February 10, 2012, the company signed a merger agreement with WikiPay., LLC whereby the Company agreed to be acquired in exchange for the issuance of 7,992,000 shares of WikiLoan Series A Preferred Stock.

On February 10, 2012, the Company hired a financial consultant for one year in exchange for 11.7 million shares of its’ common stock.  No shares have been issued in this transaction.

On March 1, 2012, the Company hired its’ new CEO and Board Member and pursuant to the employment agreement she will be granted 12 million options on the Company‘s common stock at $0.10 which will be vested over 3 years.

On March 6, 2012, the Company changed its’ name to The Wiki Group, Inc.

On March 7, 2012, the Company issued a convertible note payable to a related party in the amount of $50,000.  This loan accrues interest at 12% and is due in six months and may be converted into the company’s common stock at $0.10 per share.

On March 23, 2012, the Company issued a convertible note payable to its’ CEO in the amount of $12,000.  This loan accrues interest at 12% and is due in six months and may be converted into the company’s common stock at $0.10 per share.