Form 10-Q
period 2012-04-30
WIKI GROUP, INC.
filed 2012-06-14
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 13, 2012, there were 133,260,493 shares of common stock issued and outstanding.

WIKILOAN INC.

FORM 10-Q

April 30, 2011

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Index to Financial Statements
April 30, 2012 and January 31, 2012

Page
Number

Financial Statements:

Balance Sheets as of April 30, 2012 and January 31, 2012	2

Statements of Operations for the three months ended April 30, 2012 and for the year ended January 31, 2012	3

Statement of Changes in Shareholders' Deficit for the three months ended April 30, 2012 and for the year ended January 31, 2012	4

Statement of Cash Flows for the years ended for the three months ended April 30, 2012 and for the year ended January 31, 2012	5

Notes to Financial Statements	6 to 11

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Balance Sheets
As of April 30, 2012 and January 31, 2012

	April 30,	January 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$23,962	$35,845
Total current assets	23,962	35,845

Fixed assets:
Office equipment	-	-
Computer equipment	19,843	-
	19,843	-
Less: accumulated depreciation	(6,108)	-
Fixed assets, net	13,735	-

Other assets:
Deposits	1,957	-
Domain names	74,942	25,042
Software development costs	41,117	1,634
Deferred payment processing costs	85,000	92,500
Total other assets	203,016	119,176

Total assets	$240,713	$155,021

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities:
Accounts payable	$-	$-
Accrued interest	97,242	27,332
Derivative liabilities	55,803	46,100
Convertible notes payables, net of discounts on debt
of $40,115 and $28,769	736,885	321,231
Total current liabilities	889,930	394,663

Total liabilities	889,930	394,663

Stockholders' equity (deficit)
Preferred stock, Series A, at $0.01 par value; 10,000,000 shares authorized;
7,992,000 issued and oustanding at April 30, 2012
and none issued and outstanding at January 31, 2012	79,920	-
Common stock; at $0.001 par value; 250,000,000 shares authorized;
53,280,493 shares issued and outstanding at April 30, 2012 and
53,080,493 shares issued and outstanding at January 31, 2012	53,280	53,080
Additional paid-in capital	8,949,971	9,307,760
Accumulated deficit	(9,722,550)	(9,590,644)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(649,217)	(239,642)

Total liabilities and stockholders' deficit	$240,713	$155,021

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Operations
For the three months ended April 30,

	2012	2011

Revenues	$494	$126

Cost of sales	-	-

Gross profit	494	126

Selling, general and administrative expenses	110,733	131,257
Research and development costs	-	-
Operating expenses	110,733	131,257

Income (loss) from operations	(110,239)	(131,131)

Other income (expenses):
Gain from derivative liabilities	12,391	522,610
Gain on sale of domain names	-	-
Interest expense	(34,058)	(29,851)
Total other income (expenses)	(21,667)	492,759

(Loss) before provision for income taxes	(131,906)	361,628

Provision for income taxes	-	-

Net (loss)	$(131,906)	$361,628

Earnings (Loss) Per Share:

Basic:
Earnings (loss) per common share	$(0.00)	$0.01
Weighted average common shares outstanding	53,022,051	48,677,818

Fully Diluted:
Earnings (loss) per common share	$(0.00)	$0.00
Weighted average common shares outstanding	134,881,443	48,677,818

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statement of Changes in Stockholders' Deficit
For the Period February 1, 2011 to April 30, 2012

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - February 1, 2011	-	$-	57,434,569	$57,435	$6,860,256	9,837,500	$(9,838)	$(9,035,673)	$(2,127,820)

Shares returned to treasury	-	-	(139,561)	(139)	(46,971)	-	-	-	(47,110)

Shares issued for warrants	-	-	8,030,953	803	1,046,220	-	-	-	1,047,023

Shares issued for services	-	-	4,700,000	470	140,530	-	-	-	141,000

Shares issued for debt conversions	-	-	2,161,498	2,162	479,748	-	-	-	481,910

Beneficial conversion features related to convertible debt	-	-	-	-	820,326	-	-	-	820,326

Effect of 1 for 10 and subsequent 10 for 1 stock splits	-	-	(19,106,966)	(7,651)	7,651	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	(554,971)	(554,971)

Balance - January 31, 2012	-	$-	53,080,493	$53,080	$9,307,760	9,837,500	$(9,838)	$(9,590,644)	$(239,642)

Preferred Stock issued for acquisition of WikiPay, Inc.	7,992,000	79,920	-	-	(377,389)	-	-	-	(297,469)

Shares issued for services	-	-	200,000	200	19,600	-	-	-	19,800

Net income (loss)	-	-	-	-	-	-	-	(131,906)	(131,906)

Balance - April 30, 2012	7,992,000	$79,920	53,280,493	$53,280	$8,949,971	9,837,500	$(9,838)	$(9,722,550)	$(649,217)

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Cash Flows
For the three months ended April 30,

	2012	2011

Cash Flows Provided From (Used By) Operating Activities
Net (loss)	$(131,906)	$361,628
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	8,492	60,469
(Gain) on derivative liabilities	(12,391)	(522,610)
Amortization of discount on convertible debt	10,748	17,059
Acquisition of WikiPay, Inc.	10,021	-

Decrease in accounts receivable	-	196,485
Decrease in prepaid consulting fees	-	17,588
Decrease in accounts payable	-	(196,485)
Increase in accrued interest	23,310	10,092
Net cash (used by) operating activities	(91,726)	(55,774)

Cash Flows (Used By) Investing Activities
Payment of deposits	(1,957)	-
Net cash (used by) investing activities	(1,957)	-

Common stock issued for services, net of cancellations	19,800	-
Repayments of convertible notes payable	-	(15,000)
Proceeds from issuance of convertible notes payable	62,000	260,000
Net cash provided from financing activities	81,800	245,000

Net increase (decrease) in cash and cash equivalents	(11,883)	189,226
Cash and cash equivalents, beginning of year	35,845	35,631
Cash and cash equivalents, end of year	$23,962	$224,857

Supplemental disclosure
Interest paid during the period	$34,058	$2,700

Non-cash transactions:
Issuance of common stock for debt conversions	$-	$435,000
Conversion of accrued interest into common stock	$-	$46,910
Common stock issued for SDI agreement	$-	$-
Preferred stock issued for acquisition of WiKiPay, Inc.	$7,920,000	$-

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
April 30, 2012

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of The Wiki Group, Inc., formerly known as WikiLoan, Inc., ( referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2012 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2013.

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

The Company has operated at a loss since 2005.  At April 30, 2012 and January 31, 2012, the Company had accumulated losses of $9,715,050 and $9,590,644, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Acquisition of WikiPay, Inc.

On February 12, 2012, the Company signed a merger agreement with WikiPay, Inc. in which it would acquire that company for approximately 7,992,000 shares of the Company’s Series A Preferred Stock. The fair value of these shares was $8,791,200 which estimates the fair value of the par value the preferred shares.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
April 30, 2012

3.	Acquisition of WikiPay, Inc. (Cont.)

The Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, using the purchase method of accounting. As the shareholders of WikiPay, Inc. were also shareholders of the Company at the time of the merger, the Company determined the merger was a transfer of assets by shareholders to the Company and has recorded the assets received at historical cost in accordance with U.S, Generally Accepted Accounting Principles (GAAP).

The components of the purchase price allocation are as follows (in thousands):

Allocation:

Net tangible assets acquired:
Cash	$4
Fixed assets	14
$18

Identifiable intangible assets acquired
Domain names	$50
Software development costs	37
Other assets	9
Total assets acquired	$114

Less:
Liabilities assumed
Accrued interest	$47
Notes payable related party	365
Total liabilities assumed	$412

The following table represents the unaudited pro-forma combined results of operations of the Company as if WikiPay, Inc. had been acquired on February 1, 2010, with comparable results for the years ended January 31, 2012 and 2011

	January 31, 2012	January 31, 2011
Revenues	$1,318	$635,919
Gross profit (loss)	$(13,682)	$10,250
Operating loss	$(744,757)	$(2,562,155)
Net loss	$(759,529)	$(3,294,132)
Net loss per share	$(0.01)	$(0.06)

The Wiki Group, Inc.
Notes to Condensed Financial Statements
April 30, 2012

4.	Convertible Debt and Non-convertible Notes Payable

Convertible Debt:

	April 30, 2012	January 30, 2012

A convertible note payable to an individual dated March 16, 2011,with interest due at 12% per annum, due on or before, September 16, 2011, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$260,000	$260,000

A convertible note payable to an individual dated December 28, 2011, with interest due at 12% per annum, due on or before, June 28, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000	$20,000

A convertible note payable to an individual dated January 4, 2012, with interest due at 12% per annum, due on or before, July 4, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000	$20,000

A convertible note payable to an individual dated January 20, 2012, with interest due at 12% per annum, due on or before, July 20, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	$50,000

A convertible note payable to an individual dated March 7, , 2012, with interest due at 12% per annum, due on or before, September 7, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	-

A convertible note payable to an individual, dated March 23, 2012, with interest due at 12% per annum, due on or before, September 23, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$12,000	-

Subtotal	$412,000	$350,000
Less: discount on convertible debt	(40,115)	(28,769)

Total Convertible Debt	371,885	$321,231

The Wiki Group, Inc.
Notes to Condensed Financial Statements
April 30, 2012

4.	Convertible Notes Payable (cont.)

	April 30, 2012	January 30, 2012

Non- Convertible Debt:

A promissory note, due on demand, dated March 23, 2010, with an interest rate of 12.0%	$150,000	-

A promissory note, due on demand, dated October 26, 2010, with an interest rate of 12.0%.	$75,000	-

A promissory note, due on demand, dated August 11, 2011, with an interest rate of 12.0%	$20,000	-

A promissory note, due on demand, dated October 6, 2011, with an interest rate of 12.0%	$120,000	-

Subtotal Non-convertible Notes Payable	$365,000	-

Total Convertible Debt & Non-convertible notes payable (net of discounts)	$736,885	$321,321

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

The Wiki Group, Inc.
Notes to Condensed Financial Statements
April 30, 2012

4.	Convertible Notes Payable (cont.)

On March 7, 2012, the Company issued a convertible note to an investor payable in the amount of $50,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

On March 23, 2012, the Company issued a convertible note payable to its’ CEO, Denita Willoughby, in the amount of $12,000.  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

At April 30, 2012 and January 31, 2012, the Company had accrued interest of $97,242 and $27,332, respectively, under these convertible note agreements.

5.	Key Operating Officers

At April 30, 2012, the Company had three officers.  This puts the Company at a high degree of risk if they were no longer able to function in that capacity.

6.	Rentals Under Operating Leases

The Company leases its offices on a month to month lease at $1,957 per month.  During the three months ended, April 30, 2012 the Company incurred $1,957 in rent expense.

7.	Capital Stock Transactions

The Company has 10,000,000 shares of Class A, Preferred Stock authorized at a par value of $0.01 and 7,992,000 Shares were issued and outstanding at April 30, 2012 and none were issued at January 31, 2012.  These Class A, Preferred Shares are convertible into Common Stock at one share  for Ten (10) shares of Common Stock.

On February 7, 2012, the Company engaged CB Capital Partners, Inc, as its financial advisor to the merger transaction with WikiPay, Inc.  The Company issued 200,000 shares of Common Stock for the services rendered.  The value of this transaction was $19,800.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
April 30, 2012

7.	Capital Stock Transactions (Cont.)

On March 1, 2012, the Company hired a new CEO and Board Member and pursuant to the employment agreement she will be granted 12 million options on the Company's common stock at $0.10 which will vest over 3 years.

8.	Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per share for the three months ended April 30, 2012 and 2011 were computed using 53,022,051 and 48,677,818 weighted average common shares outstanding, respectively.  The weighted average fully diluted shares outstanding including the common stock equivalents related to the potential dilution related to the options, warrants and convertible debt was 53,022,051 at April 30, 2012 and 48,677,818 at April 30, 2011. The Company did not include potentially dilutive shares issued or outstanding for the three months ended April 30, 2012 as the effect of those shares would have resulted in an ant dilutive effect.

9.	Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. These include:

On May 9, 2012, a shareholder converted 311,540 shares of the Company’s Class A, Preferred shares into 3,115,400 common shares.

On May 10, 2012, the Company issued a convertible note to an investor payable in the amount of $50,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

On June 1, 2012, our CEO, agreed to accept the Company’s Common Stock in lieu of cash as payment for her salary during the next three months. (June thru August).  The stock will be issued at the end of each month for services performed in the preceding month.

On June 7, 2012, the Company issued 60,000 shares of its’ common stock for marketing consulting services.  The value of this transaction was $5,400.

On June 7, 2012, the shareholders and officers representing 7,680,460 shares of Class Preferred stock converted these shares into the 76,804,600 of the Company’s common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Our Business

The Wiki Group, Inc. (“we”, “us”, “Wiki Group”, or the “Company”) is an early-stage technology company dedicated to making financial transactions simple, secure, social and affordable. Wiki Group products include (i) WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; (ii) WikiBlast, a customizable mobile marketing engine; and (iii) WikiLoan, a low-cost peer-to-peer lending solution.

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

We had $494 in revenues during the quarter ended April 30, 2012 and $126 in revenues during the same period in the prior year. Our expenses during that time, we incurred general and administrative expenses in the amount of $110,733 and, $131,257, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at April 30, 2012 and January 31, 2012, the Company had accumulated losses of $9,722,550 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

On February 10, 2012, we merged with WikiPay, Inc., a privately held Delaware corporation.  In connection with the merger, 7,992,000 Series A Preferred shares, par value of $0.001, were issued to the former shareholders of WikiPay.

On March 7, 2012, the Company issued a convertible note to an investor payable in the amount of $50,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

On March 23, 2012, the Company issued a convertible note payable to our CEO, Denita Willoughby, in the amount of $12,000.  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

At April 30, 2012 and January 31, 2012, the Company had accrued interest of $97,242 and $27,332, respectively, under these convertible note agreements.

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

We are closely working with Telecomm (a Mexican Government Agency) to gain access to the Mexican market. This partner welcomes our new and different revenue model, which has the potential to revolutionize the remittance market while positively impacting the local economy.

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

Results of Operations

For the three months ended April 30, 2012 as compared to April 30, 2011

Revenues

We generated $494 in revenues during the three months ended April 30, 2012 and $126 during the three months ended April 30, 2011.

Operating Expenses

Our expenses during the three months ended April 30, 2012 and 2011 incurred general and administrative expenses in the amount of $110,733 and $131,257, respectively. The higher expenses in the quarter ended April 30, 2012 were mainly incurred in relation to related business expenses.  Expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Net Loss

We are currently operating at a loss and we have a net loss of $131,906 for the three months ended April 30, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of April 30, 2012, we had cash of $23,962.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

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

We have no written agreement to legally insure that funding will be provided for our operations. Although we have no commitments for capital, other than verbal assurances, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $2,157,000.  Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

As to the following serious conditions:

1)	As of April 30, 2012, we had cash of $23,962;
2)	We received $62,000 from the sale of two promissory notes during the quarter ended April 30, 2012;
3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

To date, we have been able to secure $2,157,000 that we raised through several convertible promissory notes over the past four years. We may also rely on sources to borrow funds in the form of loans.

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

Subsequent Events

On May 9, 2012, a shareholder converted 311,540 shares of the Company’s Series A Preferred Stock into 3,115,400 shares of the Company’s common stock.

On May 10, 2012, the Company issued a convertible note to an investor payable in the amount of $50,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

On June 1, 2012, our CEO, agreed to accept shares of the Company’s common stock in lieu of cash as payment for her salary during the following three months. (June thru August).  The stock will be issued at the end of each month for services performed in the preceding month.

On June 7, 2012, the Company issued 60,000 shares of common stock for marketing consulting services.  The value of this transaction was $5,400.

On June 7, 2012, shareholders converted 7,680,460 shares of the Company’s Series A Preferred Stock into 76,804,600 shares of the Company’s common stock. Following these conversions, all the of the issued and outstanding shares of the Series A Preferred Stock had been converted.

On June 11, 2012, Edward DeFeudis resigned from his position as Chief Financial Officer of the Company.  Mr. DeFeudis will remain in his current position as our President and member of our Board of Directors.   On the same day, the Board appointed Joshua Rosenzweig as the Company’s Chief Financial Officer, effective immediately.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2012, the Company issued a convertible note to an investor payable in the amount of $50,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

On March 23, 2012, the Company issued a convertible note payable to our CEO, Denita Willoughby, in the amount of $12,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

On May 10, 2012, the Company issued a convertible promissory note to an investor for $35,000 (the “Note”).  The Note accrues interest at 12% per annum and is due six months from the issuance date.  The Note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share. The Company can repay the Note at any time without premium or penalty.

The foregoing descriptions of the terms of the Notes are qualified in their entirety by reference to the provisions of the form of promissory note filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not Applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits

(a)     Exhibits

4.1	Form of Promissory Note
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WIKI GROUP, INC.

Date: June 14, 2012	By:	/s/ Denita Willoughby
Denita Willoughby
	By:	Chief Executive Officer (Duly Authorized Officer and Principle Executive Officer) /s/ Joshua Rosenzweig
Joshua Rosenzweig Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)