Form 10-Q
period 2012-07-31
WIKI GROUP, INC.
filed 2012-09-14
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of September 13, 2012, there were 134,964,656 shares of common stock issued and outstanding.

WIKILOAN INC.

FORM 10-Q

July 31, 2012

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

Index to Financial Statements
July 31, 2012 and January 31, 2012

Page
Number

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of July 31, 2012 and January 31, 2012	2

Statements of Operations for the three and six months ended July 31, 2012 and
for the year ended January 31, 2012	3

Statement of Changes in Shareholders' Deficit
for the six months ended July 31, 2012 and
for the year ended January 31, 2012	4

Statement of Cash Flows for the three and six months ended
July 31, 2012 and for the year ended January 31, 2012	5

Notes to Financial Statements	6 to 11

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Balance Sheets
As of July 31, 2012 (UNAUDITED) and January 31, 2012

	(UNAUDITED)
	July 31,	January 31,
Assets	2012	2012
Current assets:
Cash and cash equivalents	$8,923	$35,845
Total current assets	8,923	35,845

Fixed assets:
Office equipment	-	-
Computer equipment	19,843	-
	19,843	-
Less: accumulated depreciation	(7,100)	-
Fixed assets, net	12,743	-

Other assets:
Deposits	1,957	-
Domain names	74,942	25,042
Software development costs	41,117	1,634
Deferred payment processing costs	77,500	92,500
Total other assets	195,516	119,176

Total assets	$217,182	$155,021

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities:
Accounts payable	$3,000	$-
Accrued interest	121,717	27,332
Derivative liabilities	62,931	46,100
Convertible notes payables, net of discounts on debt
of $91,209 and $28,769	760,640	321,231
Total current liabilities	948,288	394,663

Total liabilities	948,288	394,663

Stockholders' equity (deficit)
Preferred stock, Series A, at $0.01 par value; 10,000,000 shares authorized;
None issued and oustanding at July 31, 2012
and none issued and outstanding at January 31, 2012	-	-
Common stock; at $0.001 par value; 250,000,000 shares authorized;
133,260,493 shares issued and outstanding at July 31, 2012 and
53,080,493 shares issued and outstanding at January 31, 2012	133,260	53,080
Additional paid-in capital	8,955,311	9,307,760
Accumulated deficit	(9,809,839)	(9,590,644)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(731,106)	(239,642)

Total liabilities and stockholders' deficit	$217,182	$155,021

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Operations
For the three and six months ended
July 31, (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Revenues	$2,099	$283	$2,593	$409

Cost of sales	-	-	-	-

Gross profit	2,099	283	2,593	409

Selling, general and administrative expenses	108,878	177,132	219,611	308,389
Research and development costs	-	-	-	-
Operating expenses	108,878	177,132	219,611	308,389

Income (loss) from operations	(106,779)	(176,849)	(217,018)	(307,980)

Other income (expenses):
Gain from derivative liabilities	60,865	26,305	73,256	548,915
Gain on sale of domain names	-	-	-	-
Interest expense	(41,375)	(66,777)	(75,433)	(96,628)
Total other income (expenses)	19,490	(40,472)	(2,177)	452,287

(Loss) before provision for income taxes	(87,289)	(217,321)	(219,195)	144,307

Provision for income taxes	-	-	-	-

Net (loss)	$(87,289)	$(217,321)	$(219,195)	$144,307

Earnings (Loss) Per Share:

Basic:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average common shares outstanding	77,634,452	52,747,278	77,634,452	53,597,068

Fully Diluted:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average common shares outstanding	77,634,452	52,747,278	77,634,452	53,597,068

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statement of Changes in Stockholders' Deficit
For the Period February 1, 2011 to July 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - February 1, 2011	-	$-	57,434,569	$57,435	$6,860,256	9,837,500	$(9,838)	$(9,035,673)	$(2,127,820)

Shares returned to treasury	-	-	(139,561)	(139)	(46,971)	-	-	-	(47,110)

Shares issued for warrants	-	-	8,030,953	803	1,046,220	-	-	-	1,047,023

Shares issued for services	-	-	4,700,000	470	140,530	-	-	-	141,000

Shares issued for debt conversions	-	-	2,161,498	2,162	479,748	-	-	-	481,910

Beneficial conversion features related to convertible debt	-	-	-	-	820,326	-	-	-	820,326

Effect of 1 for 10 and subsequent10 for 1 stock splits	-	-	(19,106,966)	(7,651)	7,651	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	(554,971)	(554,971)

Balance - January 31, 2012	-	$-	53,080,493	$53,080	$9,307,760	9,837,500	$(9,838)	$(9,590,644)	$(239,642)

Preferred Stock issued for acquisition ofWikiPay, Inc.	7,992,000	79,920	-	-	(377,389)	-	-	-	(297,469)

Conversion of Preferred Stock into sharesof Common Stock	(7,992,000)	(79,920)	79,920,000	79,920	-	-	-	-	-

Shares issued for services	-	-	260,000	260	24,940	-	-	-	25,200

Net income (loss)	-	-	-	-	-	-	-	(219,195)	(219,195)

Balance - July 31, 2012	-	$-	133,260,493	$133,260	$8,955,311	9,837,500	$(9,838)	$(9,809,839)	$(731,106)

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Cash Flows
For the six months ended July 31, (UNAUDITED)

	2012	2011
Cash Flows Provided From (Used By) Operating Activities
Net (loss)	$(219,195)	$144,307
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	16,984	110,170
(Gain) on derivative liabilities	(73,256)	(548,915)
Amortization of discount on convertible debt	10,748	68,236
Acquisition of WikiPay, Inc.	10,021	-

Decrease in accounts receivable	-	196,485
Decrease in prepaid consulting fees	-	35,176
Increase (decrease) in accounts payable	3,000	(256,485)
Increase in accrued interest	64,684	25,692
Net cash (used by) operating activities	(187,014)	(225,334)

Cash Flows (Used By) Investing Activities
Investment in software development	-	(4,900)
Payment of deposits	(1,957)	-
Net cash (used by) investing activities	(1,957)	(4,900)

Common stock issued for services, net of cancellations	25,200	141,000
Repayments of convertible notes payable	-	(15,000)
Proceeds from issuance of convertible notes payable	136,849	260,000
Net cash provided from financing activities	162,049	386,000

Net increase (decrease) in cash and cash equivalents	(26,922)	155,766
Cash and cash equivalents, beginning of period	35,845	35,631
Cash and cash equivalents, end of year	$8,923	$191,397

Supplemental disclosure
Interest paid during the period	$75,433	$2,700

Non-cash transactions:
Issuance of common stock for debt conversions	$-	$435,000
Conversion of accrued interest into common stock	$-	$46,910
Common stock issued for SDI agreement	$-	$-
Preferred stock issued for acquisition of WiKiPay, Inc.	$7,920,000	$-

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
July 31, 2012

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2012 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2013.

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

The Company has operated at a loss since 2005.  At July 31, 2012 and January 31, 2012, the Company had accumulated losses of $9,809,839 and $9,590,644, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 10, 2012, the Company signed a merger agreement with WikiPay, Inc. in which it would acquire that company for approximately 7,992,000 shares of the Company’s Series A Preferred Stock. The fair value of these shares was $8,791,200 which estimates the fair value of the preferred shares.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
July 31, 2012

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

The following table represents the unaudited pro-forma combined results of operations of the Company as if WikiPay, Inc. had been acquired on February 1, 2010, with comparable results for the years ended January 31, 2012 and 2011.

	January 31, 2012	January 31, 2011
Revenues	$1,318	$635,919
Gross profit (loss)	$(13,682)	$10,250
Operating loss	$(744,757)	$(2,562,155)
Net loss	$(759,529)	$(3,294,132)
Net loss per share	$(0.01)	$(0.06)

The Wiki Group, Inc.
Notes to Condensed Financial Statements
July 31, 2012

4.	Convertible Notes Payable

Convertible notes payable consist of the following at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012
A convertible note payable to an individual dated March 16,2011, with interest due at 12% per annum, due on or before, September 16, 2011, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$260,000	$260,000

A convertible note payable to an individual dated December 28, 2011, with interest due at 12% per annum, due on or before, June 28, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000	$20,000

A convertible note payable to an individual dated January 4, 2012, with interest due at 12% per annum, due on or before, July 4, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000	$20,000

A convertible note payable to an individual dated January 20, 2012, with interest due at 12% per annum, due on or before, July 20, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	$50,000

A promissory note, due on demand, dated March 23, 2010, with an interest rate of 12.0%	$150,000	-

A promissory note, due on demand, dated October 26, 2010, with an interest rate of 12.0%.	$75,000	-

A promissory note, due on demand, dated August 11, 2011, with an interest rate of 12.0%	$20,000	-

A promissory note, due on demand, dated October 6, 2011, with an interest rate of 12.0%	$120,000	-

A convertible note payable to an individual dated March 7, 2012, with interest due at 12% per annum, due on or before, September 7, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	-

The Wiki Group, Inc.
Notes to Condensed Financial Statements
July 31, 2012

4.	Convertible Notes Payable (cont.)

	July 31, 2012	January 30, 2012
A convertible note payable to an individual, dated March 23, 2012, with interest due at 12% per annum, due on or before, September 23, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$12,000	-

A convertible note payable to an individual, dated May 10, 2012, with interest due at 12% per annum, due on or before, November 10, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$35,000	-

A convertible note payable to an individual, dated June 19, 2012, with interest due at 12% per annum, due on or before, December 20, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$35,000	-

A convertible note payable to an individual, dated July 2, 2012, with interest due at 12% per annum, due on or before, January 3, 2013, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$4,849	-

Subtotal	$851,849	$350,000
Less: discount on convertible debt	(91,209)	(28,769)
Total	$760,640	$321,231

On May 10, 2012, the Company issued a short-term convertible promissory note for $35,000.  The note accrues interest at 12% per annum and is due on or before November 10, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
July 31, 2012

4.	Convertible Notes Payable (cont.)

On June 19, 2012, the Company issued a short-term convertible promissory note for $35,000.  The note accrues interest at 12% per annum and is due on or before December 20, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On July 2, 2012, the Company issued a short-term convertible promissory note for $4,849.  The note accrues interest at 12% per annum and is due on or before January 3, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

At July 31, 2012 and January 31, 2012, the Company had accrued interest of $121,717 and $27,332, respectively, under these convertible note agreements.

5.	Rentals Under Operating Leases

The Company leases its offices on a month-to-month lease at $1,957 per month.  During the six months ended, July 31, 2012 the Company incurred $7,828 in rent expense.

6.	Capital Stock Transactions

The Company has 10,000,000 shares of Class A, Preferred Stock authorized at a par value of $0.01 and there were no shares issued and outstanding at July 31, 2012 and none were issued at January 31, 2012.  These Class A, Preferred Shares are convertible into Common Stock at one share  for ten (10) shares of Common Stock.

On February 7, 2012, the Company engaged CB Capital Partners, Inc, as its financial advisor to the merger transaction with WikiPay, Inc.   The Company issued 200,000 shares of Common Stock for the services rendered.  The value of this transaction was $19,800.

On March 1, 2012, the Company hired its’ new CEO and Board Member and pursuant to the employment agreement she will be granted 12 million options on the Company‘s common stock at $0.10 in which two million have vested immediately and the remaining ten million will vest over the next 3 years.

On May 9, 2012, a shareholder converted 311,540 shares of the Company’s Class A, Preferred shares into 3,115,400 common shares.

On June 7, 2012, the Company issued 60,000 shares of its’ common stock for marketing consulting services.  The value of this transaction was $5,400.

On June 7, 2012, shareholders and officers representing 7,680,460 of Class A Preferred Stock converted these shares into 76,804,600 shares of the company’s common stock.

The Wiki Group, Inc.
Notes to Condensed Financial Statements
July 31, 2012

7.	Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per share for the six months ended July 31, 2012 and 2011 were computed using 77,634,452 and 53,597,068 weighted average common shares outstanding, respectively.  The weighted average fully diluted shares outstanding including the common stock equivalents related to the potential dilution related to the options, warrants and convertible debt was 77,634,452 at July 31, 2012 and 53,597,068 at July 31, 2011. The Company did not include potentially dilutive shares issued or outstanding for the six months ended July 31, 2012 as the effect of those shares would have resulted in an ant dilutive effect.

8.	Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. These include:

On August 8, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before February 8, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On August 14, 2012, the Company issued 500,000 shares of its common stock for legal services pursuant to the contract dated February 12, 2012.  The value of this transaction was $20,000.

On August 31, 2012, the Company issued 1,204,163 shares of its common stock to its officers in lieu of salary.  The value of this transaction was $24,083.

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

Our initial revenue model consists of primarily fee-based products. We recently implemented our first lead generation product and we anticipate developing additional revenue streams that may include website advertising, credit card and auto loan origination, and other related lead generation opportunities.  We had $2,099 in revenues during the quarter ended July 31, 2012 and $283 in revenues during the same period in the prior year. Our expenses during that time, we incurred general and administrative expenses in the amount of $108,878 and, $177,132, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at July 31, 2012 and January 31, 2012, the Company had accumulated losses of $9,809,839 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

On February 10, 2012, we merged with WikiPay, Inc., a privately held Delaware corporation.  In connection with the merger, 7,992,000 Series A Preferred shares, par value of $0.001, were issued to the former shareholders of WikiPay.

On March 7, 2012, the Company issued a short-term convertible note payable in the amount  of $50,000.  The note accrues interest at 12% per annum and is due on or before September 7, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On March 23, 2012, the Company issued a short-term convertible note payable to its’ CEO in the amount of $12,000.  The note accrues interest at 12% per annum and is due on or before September 23, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On May 10, 2012, the Company issued a short-term convertible promissory note for $35,000.  The note accrues interest at 12% per annum and is due on or before November 10, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

 On June 19, 2012, the Company issued a short-term convertible promissory note for $35,000.  The note accrues interest at 12% per annum and is due on or before December 20, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On July 2, 2012, the Company issued a short-term convertible promissory note for $4,849.  The note accrues interest at 12% per annum and is due on or before January 3, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

At July 31, 2012 and January 31, 2012, the Company had accrued interest of $121,717 and $27,332, respectively, under these convertible note agreements.

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

We are closely working with Telecomm (Mexican Government Agency) to gain access to the Mexican market. This partner welcomes our new and different revenue model, which has the potential to revolutionize the remittance market while positively impacting the local economy.

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

Results of Operations

For the three and six months ended July 31, 2012 as compared to July 31, 2011

Revenues

We generated $2,099 and $2,593 in revenues during the three and six months, respectively, ended July 31, 2012 and $283 and $409 during the three and six months, respectively, ended July 31, 2011.

Operating Expenses

Our operating expenses during the three months and six months ended July 31, 2012 were $108,878 and $219,611, respectively, and were $177,132 and $308,389 in the three and six months ended July 31, 2012.  The operating expenses are only comprised of general and administrative expenses.  The lower expenses in the quarter ended July 31, 2012 were primarily due to lower consulting expenses.

Net Loss

We are currently operating at a loss and we have a net loss of $87,289 and $219,195 for the three and six months, respectively, ended July 31, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of July 31, 2012, we had cash of $8,923.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

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

As to the following serious conditions:

1)	As of July 31, 2012, we had cash of $8,923;
2)	We received $74,849 from the sale of three promissory notes during the quarter ended July 31, 2012;
3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

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

Subsequent Events

On August 8, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before February 8, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On August 14, 2012, the Company issued 500,000 shares of its common stock for legal services pursuant to the contract dated February 12, 2012.  The value of this transaction was $20,000.

On August 31, 2012, the Company issued 1,204,163 shares of its common stock to its officers in lieu of salary.  The value of this transaction was $24,083.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2012, the Company issued a short-term convertible promissory note for $35,000.  The note accrues interest at 12% per annum and is due on or before November 10, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On June 19, 2012, the Company issued a short-term convertible promissory note for $35,000.  The note accrues interest at 12% per annum and is due on or before December 20, 2012.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

The issuance of the notes were exempt from registration, pursuant to Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). The security qualified for exemption under Section 4(2) of the Securities Act since the issuance of the security by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not Applicable.

Item 5.      Other Information.

As reported in the Company’s Current Report on Form 8-K, filed with SEC on September 5, 2012, on August 31, 2012, Denita Willoughby submitted to the Company a resignation letter pursuant to which she resigned as the Chief Executive Officer and Director of the Company, effective immediately.

Also on September 5, 2012, the Board appointed Edward DeFeudis, the Company’s President, Chief Financial Officer and a member of the Board, as the Company’s Chief Executive Officer, effective immediately. Mr. DeFeudis will perform the services and duties that are normally and customarily associated with the Chief Executive Officer position as well as other associated duties as the Board reasonably determines.

Item 6.      Exhibits

(a)     Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

THE WIKI GROUP, INC.

Date: September 14, 2012	By:	/s/ Edward DeFeudis
Edward DeFeudis
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principle Executive Officer, and Principal Financial Officer)