Form 10-Q
period 2012-10-31
WIKI GROUP, INC.
filed 2012-12-14
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 12, 2012, there were 136,964,656 shares of common stock issued and outstanding.

WIKILOAN INC.

FORM 10-Q

October 31, 2012

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Control and Procedures	8

PART II—OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Index to Financial Statements
October31, 2012 and January 31, 2012

Page
Number

Financial Statements:	F-1

Balance Sheets as of October 31, 2012 and January 31, 2012	F-1

Statements of Operations for the three and nine months ended October 31, 2012 and
for the year ended January 31, 2012	F-2

Statement of Changes in Shareholders' Deficit
for the nine months ended October 31, 2012 and
for the year ended January 31, 2012	F-3

Statement of Cash Flows for the nine months ended
October 31, 2012 and for the year ended January 31, 2012	F-4

Notes to Financial Statements	F-5 to F-11

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Balance Sheets
As of October 31, 2012 (UNAUDITED) and January 31, 2012

	(UNAUDITED)
	October 31,	January 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$66,132	$35,845
Total current assets	66,132	35,845

Fixed assets:
Computer equipment	19,843	-
	19,843	-
Less: accumulated depreciation	(8,092)	-
Fixed assets, net	11,751	-

Other assets:
Deposits	1,957	-
Domain names	74,942	25,042
Software development costs	41,117	1,634
Deferred payment processing costs	70,000	92,500
Total other assets	188,016	119,176

	$265,899	$155,021

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities:
Accounts payable	$3,000	$-
Accrued interest	148,698	27,332
Derivative liabilities	30,749	46,100
Convertible notes payables, net of discounts on debt
of $39,677 and $28,769	942,172	321,231
Total current liabilities	1,124,619	394,663

Total liabilities	1,124,619	394,663

Stockholders' equity (deficit)
Preferred stock, Series A, at $0.01 par value; 10,000,000 shares authorized;
none issued and oustanding at October 31, 2012
and none issued and outstanding at January 31, 2012	-	-
Common stock; at $0.001 par value; 250,000,000 shares authorized;
136,964,656 shares issued and outstanding at October 31, 2012 and
53,080,493 shares issued and outstanding at January 31, 2012	136,964	53,080
Additional paid-in capital	9,035,690	9,307,760
Accumulated deficit	(10,021,536)	(9,590,644)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(858,720)	(239,642)

Total liabilities and stockholders' deficit	$265,899	$155,021

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Operations
For the three and nine months ended
October 31, (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Revenues	$1,801	$643	$4,394	$1,052

Cost of sales	-	-	-	-

Gross profit	1,801	643	4,394	1,052

Selling, general and administrative expenses	167,165	156,260	386,776	464,649
Research and development costs	-	-	-	-
Operating expenses	167,165	156,260	386,776	464,649

Income (loss) from operations	(165,364)	(155,617)	(382,382)	(463,597)

Other income (expenses):
Gain from derivative liabilities	49,495	(32,800)	122,751	516,115
Interest expense	(95,828)	(41,918)	(171,261)	(138,546)
Total other income (expenses)	(46,333)	(74,718)	(48,510)	377,569

(Loss) before provision for income taxes	(211,697)	(230,335)	(430,892)	(86,028)

Provision for income taxes	-	-	-	-

Net (loss)	$(211,697)	$(230,335)	$(430,892)	$(86,028)

Earnings (Loss) Per Share:

Basic:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	96,812,480	70,005,531	96,812,480	64,773,934

Fully Diluted:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	99,065,021	70,005,531	99,065,021	64,773,934

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statement of Changes in Stockholders' Deficit
For the Period February 1, 2011 to October 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - February 1, 2011	-	$-	57,434,569	$57,435	$6,860,256	9,837,500	$(9,838)	$(9,035,673)	$(2,127,820)

Shares returned to treasury	-	-	(139,561)	(139)	(46,971)	-	-	-	(47,110)

Shares issued for warrants	-	-	8,030,953	803	1,046,220	-	-	-	1,047,023

Shares issued for services	-	-	4,700,000	470	140,530	-	-	-	141,000

Shares issued for debt conversions	-	-	2,161,498	2,162	479,748	-	-	-	481,910

Beneficial conversion features related to convertible debt	-	-	-	-	820,326	-	-	-	820,326

Effect of 1 for 10 and subsequent 10 for 1 stock splits	-	-	(19,106,966)	(7,651)	7,651	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	(554,971)	(554,971)

Balance - January 31, 2012	-	$-	53,080,493	$53,080	$9,307,760	9,837,500	$(9,838)	$(9,590,644)	$(239,642)

Preferred Stock issued for acquisition of WikiPay, Inc.	7,992,000	79,920	-	-	(377,389)	-	-	-	(297,469)

Conversion of Preferred Stock into shares of Common Stock	(7,992,000)	(79,920)	79,920,000	79,920	-	-	-	-	-

Shares issued for services	-	-	3,964,163	3,964	105,319	-	-	-	109,283

Net income (loss)	-	-	-	-	-	-	-	(430,892)	(430,892)

Balance - October 31, 2012	-	$-	136,964,656	$136,964	$9,035,690	9,837,500	$(9,838)	$(10,021,536)	$(858,720)

The Wiki Group, Inc.
(Formerly Known as WikiLoan, Inc.)
Statements of Cash Flows
For the nine months ended October 31, (UNAUDITED)

	2012	2011

Cash Flows Provided From (Used By) Operating Activities
Net (loss)	$(430,892)	$(86,028)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	17,976	89,991
(Gain) on derivative liabilities	(122,751)	(516,115)
Amortization of discount on convertible debt	87,093	102,354
Acquisition of WikiPay, Inc.	10,021	-

Decrease in accounts receivable	-	196,485
Decrease in prepaid consulting fees	-	52,764
Decrease in prepaid rent	-	-
Increase (decrease) in accounts payable	3,000	(256,485)
Increase in accrued interest	91,665	33,492
Net cash (used by) operating activities	(343,888)	(383,542)

Cash Flows (Used By) Investing Activities
Investment in software development	-	(4,900)
Payment of deposits	(1,957)	-
Net cash (used by) investing activities	(1,957)	(4,900)

Common stock issued for services, net of cancellations	109,283	141,000
Repayments of convertible notes payable	-	(15,000)
Proceeds from issuance of convertible notes payable	266,849	260,000
Net cash provided from financing activities	376,132	386,000

Net increase (decrease) in cash and cash equivalents	30,287	(2,442)
Cash and cash equivalents, beginning of period	35,845	35,631
Cash and cash equivalents, end of year	$66,132	$33,189

Supplemental disclosure
Interest paid during the period	$171,261	$2,700

Non-cash transactions:
Issuance of common stock for debt conversions	$-	$435,000
Conversion of accrued interest into common stock	$-	$46,910
Common stock issued for SDI agreement	$-	$-
Preferred stock issued for acquisition of WiKiPay, Inc.	$7,920,000	$-

The accompanying notes are an integral part of these financial statements.

The Wiki Group, Inc. Notes to Condensed Financial Statements
October 31, 2012

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of The Wiki Group, Inc., formerly known as WikiLoan, Inc., (referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2012 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2013.

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

The Company has operated at a loss since 2005.  At October 31, 2012 and January 31, 2012, the Company had accumulated losses of $10,021,536 and $9,590,644, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 10, 2012, the Company signed a merger agreement with WikiPay, Inc. in which it acquired the company for approximately 7,992,000 shares of the Company’s Series A Preferred Stock. The fair value of the preferred shares was $8,791,200.

The Wiki Group, Inc. Notes to Condensed Financial Statements
October 31, 2012

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

	January 31, 2012	January 31, 2011

Revenues	$1,318	$635,919
Gross profit (loss)	$(13,682)	$10,250
Operating loss	$(744,757)	$(2,562,155)
Net loss	$(759,529)	$(3,294,132)
Net loss per share	$(0.01)	$(0.06)

The Wiki Group, Inc. Notes to Condensed Financial Statements
October 31, 2012

4.	Convertible Notes Payable

Convertible notes payable consist of the following at October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012
A convertible note payable to an individual, dated March 16, 2011, with interest due at 12% per annum, due on or before, September 16, 2011, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$260,000	$260,000

A convertible note payable to an individual, dated December 28, 2011, with interest due at 12% per annum, due on or before, June 28, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000	$20,000

A convertible note payable to an individual, dated January 4, 2012, with interest due at 12% per annum, due on or before, July 4, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with a $0.125 floor and a $0.50 ceiling	$20,000	$20,000

A convertible note payable to an individual, dated January 20, 2012, with interest due at 12% per annum, due on or before, July 20, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	$50,000

A promissory note, due on demand, dated March 23, 2010, with an interest rate of 12.0%	$150,000	-

A promissory note, due on demand, dated October 26, 2010, with an interest rate of 12.0%.	$75,000	-

A promissory note, due on demand, dated August 11, 2011, with an interest rate of 12.0%	$20,000	-

A promissory note, due on demand, dated October 6, 2011, with an interest rate of 12.0%	$120,000	-

A convertible note payable to an individual, dated March 7, 2012, with interest due at 12% per annum, due on or before, September 7, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	-

The Wiki Group, Inc. Notes to Condensed Financial Statements
October 31, 2012

4.	Convertible Notes Payable (cont.)

	October 31, 2012	January 30, 2012
A convertible note payable to an individual, dated March 23, 2012, with interest due at 12% per annum, due on or before, September 23, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$12,000	-

A convertible note payable to an individual, dated May 10, 2012, with interest due at 12% per annum, due on or before, November 10, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$35,000	-

A convertible note payable to an individual, dated June 19, 2012, with interest due at 12% per annum, due on or before, December 20, 2012, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$35,000	-

A convertible note payable to an individual, dated July 2, 2012, with interest due at 12% per annum, due on or before, January 3, 2013, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$4,849	-

A non-interest bearing promissory note, due on demand, dated, October 4, 2012.	$5,000	-

A convertible note payable to an individual, dated August 8, 2012, with interest due at 12% per annum, due on or before, February 8, 2013, convertible into shares of common stock at a price equal to the 10 day average closing price multiplied by 75% with no floor and a $0.10 ceiling	$50,000	-

A bridge loan the terms of which were not been determined at October 31, 2012	$75,000	-

Subtotal	$981,849	$350,000
Less: discount on convertible debt	(39,677)	(28,769)
Total	$942,142.	$321,231.

The Wiki Group, Inc. Notes to Condensed Financial Statements
October 31, 2012

4.	Convertible Notes Payable (cont.)

On August 8, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before February 7, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On October 4, 2012, the Company issued a short-term non-interest bearing promissory note for $5,000.

On October 31, 2012, the Company accepted a Bridge Loan in the amount of $75,000, the terms of which were not finalized prior to the October 31, 2012, Balance Sheet date.

At October 31, 2012 and January 31, 2012, the Company had accrued interest of $148,698 and $27,332, respectively, under these convertible note agreements.

5.	Rentals Under Operating Leases

The Company leases its offices on a month-to-month lease at $1,957 per month.  During the nine months ended, October 31, 2012 the Company incurred $11,742 in rent expense.

6.	Capital Stock Transactions

The Company has 10,000,000 shares of Class A, Preferred Stock authorized at a par value of $0.01 and there were no shares issued and outstanding at October 31, 2012 and none were issued at January 31, 2012.  These Class A, Preferred Shares are convertible into Common Stock at one share  for ten (10) shares of Common Stock.

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
October 31, 2012

6.	Capital Stock Transactions (Cont.)

On August 14, 2012, the Company issued 500,000 shares of its common stock for legal services pursuant to the contract dated February 12, 2012.  The value of this transaction was $20,000.

On August 31, 2012, the Company issued 1,204,163 shares of its common stock to its officers in lieu of salary.  The value of this transaction was $24,083.

7.	Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per share for the nine months ended October 31, 2012 and 2011 were computed using 96,812,480 and 70,005,531 weighted average common shares outstanding, respectively.  The weighted average fully diluted shares outstanding including the common stock equivalents related to the potential dilution related to the options, warrants and convertible debt was 99,065,021 at October 31, 2012 and 70,005,531 at October 31, 2011. The Company did not include potentially dilutive shares issued or outstanding for the nine months ended October 31, 2012 as the effect of those shares would have resulted in an anti- dilutive effect.

8.	Subsequent Events

Management has evaluated subsequent events through the date, which the financial statements were available to be issued. These include:

On October 31, 2012 the Company accepted a $75,000 Bridge Loan, the terms of which were not finalized until after the Balance Sheet date.

On November 2, 2012, the Company signed a non-binding Letter of Intent to acquire Moneytech, Ltd. (an Australian Corporation).  This Letter of Intent is non-binding and is to be superseded by either a formal “A” Reorganization Plan and Agreement of Merger or “B” Reorganization Plan and Agreement for Share Exchange for the: (1) corporate restructuring of The Wiki Group, Inc. (“Wiki”) so that it becomes a holding company (with a new name reflecting the Moneytech expansion of the business) and the current business operations and assets and liabilities are in a wholly-owned subsidiary thereof (Wiki-sub”); (2) the acquisition by the holding company, either by share-for-share Stock Exchange with the shareholders of Moneytech Limited or by merger of Moneytech Limited into a wholly-owned subsidiary of Wiki (“Moneytech-sub”) and the transfer of control of Wiki to the majority shareholder of Moneytech-sub; and (3) the retention or disposition of Wiki-sub, based upon the performance of its management. )  The parties intend that the proposed transactions contemplated by this Letter of Intent shall be completed within approximately sixty days from the effective date of the Letter of Intent, which shall be the date on which the second of the parties to sign shall have signed.  However, an “outside” closing date of at least ninety (90) days from the effective date shall be set in the Plan and Agreement of Reorganization.

The Wiki Group, Inc. Notes to Condensed Financial Statements
October 31, 2012

8.	Subsequent Events (cont.)

On December 5, 2012, the Company established two new wholly owned subsidiaries WikiTechnologies, Inc. and Moneytech USA, Inc.  The corporations were incorporated in the state of Delaware and are wholly- owned by the Company.

On December 5, 2012, the Board of Directors and Majority Shareholders voted to increase the Company’s authorized Common Stock, having a par value of $0.001, to 500,000,000 shares.

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

To date, we have been able to secure $2,287,000 that we raised through several convertible promissory notes over the past four years. We may also rely on sources to borrow funds in the form of loans.

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

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at October 31, 2012 and January 31, 2012, the Company had accumulated losses of $10,021,536 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

Results of Operations

For the three and nine months ended October 31, 2012 as compared to October 31, 2011

Revenues

We generated $1,801 and $4,394 in revenues during the three and nine months, respectively, ended October 31, 2012, and $643 and $1,052 during the three and nine months, respectively, ended October 31, 2011.

Operating Expenses

Our operating expenses during the three months and nine months ended October 31, 2012 were $167,165 and $386,776, respectively, and were $156,260 and $ 464,649 in the three and nine months ended October 31, 2011.  The operating expenses are only comprised of general and administrative expenses.  The increase in operating expenses in the quarter ended October 31, 2012 versus the quarter ended October 31, 2011 were primarily because of increased expenses incurred in developing our Web technology and establishing the necessary infrastructure to launch our services.

Net Loss

We are currently operating at a loss and we have a net loss of $211,697 and $430,892 for the three and nine months, respectively, ended October 31, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of October 31, 2012, we had cash of $66,132.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

At this time, we have not identified any sources of additional financing.  While we have entered into a letter of intent with Moneytech Limited, as discussed in the “Subsequent Events” section below, there are no assurances that this deal will be consummated.  Upon developing a trading market for the common stock we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers, however, given our precarious financial condition and our lack of business, a trading market may not develop in the foreseeable future.

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

As to the following serious conditions:

1)	As of October 31, 2012, we had cash of $66,132;
2)	We received $50,000 from the sale of a promissory note, $5,000 from a short term non-interest bearing note, and $75,000 from a bridge loan during the quarter ended October 31, 2012;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

To date, we have been able to secure $2,287,000 that we raised through several convertible promissory notes over the past four years. We may also rely on sources to borrow funds in the form of loans.

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

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at October 31, 2012 and January 31, 2012, the Company had accumulated losses of $10,021,536 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Notes and Loan Agreements

On August 8, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before February 7, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On October 4, 2012, the Company issued a short-term note for $5,000.  The note is non-interest bearing and is due on demand.

On October 31, 2012, the Company accepted a Bridge Loan in the amount of $75,000, the terms of which were not finalized prior to the October 31, 2012, Balance Sheet date.

At October 31, 2012 and January 31, 2012, the Company had accrued interest of $148,698 and $27,332, respectively, under these convertible note agreements.

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

Subsequent Events

On October 31, 2012 the Company accepted a $75,000 Bridge Loan, the terms of which were not finalized until after the Balance Sheet date.

On November 2, 2012, the Company signed a non-binding Letter of Intent to acquire Moneytech Limited, an Australian corporation (“Moneytech”).  This Letter of Intent is to be superseded by either a formal “A” Reorganization Plan and Agreement of Merger or “B” Reorganization Plan and Agreement for Share Exchange for the: (1) corporate restructuring of  the Company so that it becomes a holding company (with a new name reflecting the Moneytech expansion of the business) and the current business operations and assets and liabilities are in a wholly-owned subsidiary thereof (“Wiki-sub”); (2) the acquisition by the holding company, either by share-for-share stock exchange with the shareholders of Moneytech or by merger of Moneytech into a wholly-owned subsidiary of Wiki (“Moneytech-sub”) and the transfer of control of the Company to the majority shareholder of Moneytech-sub; and (3) the retention or disposition of Wiki-sub, based upon the performance of its management.  The parties intend that the proposed transactions contemplated by this Letter of Intent shall be completed within approximately sixty days from the effective date of the Letter of Intent, which shall be the date on which the second of the parties to sign shall have signed.  However, an “outside” closing date of at least ninety (90) days from the effective date shall be set in the Plan and Agreement of Reorganization.

On December 5, 2012, the Board of Directors of the Company and shareholders holding a majority of the outstanding shares of Common Stock voted to increase the Company’s authorized Common Stock from 250,000,000 shares to 500,000,000 shares (the “Authorized Share Increase”).  On December 12, 2012, the Company filed a Certificate of Amendment to its Certificate of Amendment with the Secretary of State of the State of Delaware effecting the Authorized Share Increase.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2012, the Company issued a short-term convertible promissory note for $50,000.  The note accrues interest at 12% per annum and is due on or before February 7, 2013.  The note is convertible into common shares of the Company at a conversion rate equal to 75% of the average closing price of the common stock ten trading days prior to the conversion notice, with a ceiling of $0.10 per share.

On August 14, 2012, the Company issued 500,000 shares of its common stock for legal services pursuant to the contract dated February 12, 2012.  The value of this transaction was $20,000.

On August 31, 2012, the Company issued 1,204,163 shares of its common stock to its officers in lieu of salary.  The value of this transaction was $24,083.

The issuances of the shares and the note were exempt from registration, pursuant to Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). The securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of the security by us did not involve a public offering. None of the offerings were considered a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholders had the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

THE WIKI GROUP, INC.

Date: December 14, 2012	By:	/s/ Edward DeFeudis
Edward DeFeudis
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principle Executive Officer, and Principal Financial Officer)