Form 10-K
period 2013-01-31
SOURCE FINANCIAL, INC.
filed 2013-05-01
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 033-26828

SOURCE FINANCIAL, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	80-0142655
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1093 Broxton Avenue Suite 210 Los Angeles, CA	90024
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (310) 443-9246

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 31, 2012: $$4,222,500

As of May 1, 2013, the registrant had 2,061,632 common shares issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “Source Financial,” “we,” “us,” and “our” refers to the combined company Source Financial, Inc. and its subsidiaries.

Unless otherwise stated, this Annual Report on Form 10-K does not reflect the Company’s 100:1 reverse stock split that became effective on March 21, 2013.

PART I

Item 1.       Business.

Overview

Source Financial, Inc. is a holding company, which owns two subsidiaries: WikiTechnologies, Inc. and Moneytech USA, Inc.

WikiTechnologies, Inc. is a technology company dedicated to making financial transactions simple, secure, social and affordable. WikiTechnologies is comprised of two platforms (i) WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; and (ii) WikiLoan, a low-cost peer-to-peer lending solution.

WikiPay, a money service business, competes worldwide in the $240 billion annual mobile payments business.  WikiPay is a proprietary fee-based mobile Peer-to-Peer payment that allows mobile and online Peer-to-Peer, Business-to-Consumer, Consumer-to-Business and Business-to-Business payments through its website www.wikipay.com and mobile website m.wikipay.com. WikiPay empowers its users to perform real-time payments, scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications.

WikiPay was created in response to the emerging trends in mobile phone usage, text messaging, banking, electronic payment systems and direct marketing.  The technological convergence of hardware, infrastructure and interface have contributed to making the mobile phone more versatile, powerful and ubiquitous, with larger market penetration than any other electronic device in history.  Statista Inc, the leading statistics company on the Internet, maintains that the percentage of the U.S. population using mobile phones in 2012 was 76.8% and will grow to 77.5% in 2013.

WikiLoan competes worldwide in the $10 billion annual Peer-to-Peer lending business.  WikiLoan is a proprietary fee-based Peer-to-Peer lending platform that allows people to use the tools on the website to borrow and lend money (from $500 to $25,000) among themselves at rates that make sense to all parties. WikiLoan through it's website, www.wikiloan.com, offers: loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.

The Company provides identity and credit verification on borrowers and allows lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of the loan applications, the tracking of loan payments, and other related functions are handled on an automated basis, which allows the Company to operate with low overhead costs, likely resulting in meaningful operating margins.

The initial revenue model consists of primarily fee-based products.  Recently, the Company implemented its first lead generation product and will continue to develop additional revenue streams that include website advertising, credit card and auto loan origination, and other related lead generation opportunities.

Corporate History

The Company was incorporated in Delaware as Windsor Capital Corp. on June 24, 1988 by International Asset Management Group, Inc. (“IAMG”). Our initial business plan was to provide a vehicle to raise capital and seek business opportunities. On January 17, 1989, we issued 64,817 shares of our common stock and 64,817 warrants to IAMG for $125,000. The warrants were exercisable at $192.85 per share for a period of three years.

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

On January 30, 1998, pursuant to an Agreement and Plan of Merger dated January 29, 1998, we acquired all of the business and assets of Boynton Tobacconists, Inc., a privately held Florida corporation ("Boynton"), and assumed all of Boynton's liabilities. Pursuant to the merger, 22,950 shares of our common stock, par value $0.001 per share, were issued to the former shareholder of Boynton, Mr. Joel A. Wolk, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additional shares of our common stock, up to a maximum of 2,288, were issued to Mr. Wolk based on a final valuation of certain assets and liabilities of Boynton as of January 30, 1998.

On March 7, 2001, we completed our 1-for-3.85704 reverse stock split of our common stock.

On March 7, 2001, WCC Acquisition Corp. (“WCC”), our wholly owned subsidiary, acquired Energy Control Technology, Inc., a privately held Delaware corporation (“ECT”) pursuant to an Agreement and Plan of merger dated as of December 15, 2000. In connection with the merger, 466,630 shares of our common stock, par value $.001 per share, were issued to the former shareholders of ECT in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the merger of ECT into WCC, WCC changed its name to Energy Control Systems, Inc. ("ECS"), and we changed our name to Energy Control Technology, Inc. Our business was changed to development and marketing of proprietary motor control software focused initially on the agricultural irrigation market.

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

On May 4, 2011, the Board of Directors authorized a 1 for 10 forward split.

On July 22, 2011, the Board of Directors authorized a 10 for 1 reverse split.

On February 10, 2012, we merged with WikiPay, LLC, a privately held Delaware corporation.  In connection with the merger, 7,992,000 Series A Preferred shares, par value of $0.001, were issued to the former shareholders of WikiPay.

On March 6, 2012, the Board of Directors authorized the change of its name from WikiLoan, Inc. to The Wiki Group, Inc.

On November 2, 2012, the Company signed a non-binding Letter of Intent to acquire Moneytech, Ltd. (an Australian Corporation).  This Letter of Intent is non-binding and is to be superseded by either a formal “A” Reorganization Plan and Agreement of Merger or “B” Reorganization Plan and Agreement for Share Exchange for the: (1) corporate restructuring of The Wiki Group, Inc. (“Wiki”) so that it becomes a holding company (with a new name reflecting the Moneytech expansion of the business) and the current business operations and assets and liabilities are in a wholly-owned subsidiary thereof (Wiki-sub”); (2) the acquisition by the holding company, either by share-for-share Stock Exchange with the shareholders of Moneytech Limited or by merger of Moneytech Limited into a wholly-owned subsidiary of Wiki (“Moneytech-sub”) and the transfer of control of Wiki to the majority shareholder of Moneytech-sub; and (3) the retention or disposition of Wiki-sub, based upon the performance of its management. )  The parties intended that the proposed transactions contemplated by this Letter of Intent be completed within approximately sixty days from the effective date of the Letter of Intent, However, as of the date hereof, the proposed transaction have not been completed.

Additionally, the Company entered into two agreements with a  leading New York-based investment banking firm to assist in sourcing capital. Under the first agreement, the Company retained the investment-banking firm as its exclusive placement agent and financial advisor in connection with an offering of up to a $3 million PIPE and up to a $20 million debt placement. The second agreement anticipates a public offering of up to $10,000,000 on a firm commitment basis. These agreements are subject to the Company's successful merger with Moneytech Limited, an Australian commercial finance company.   On January 14, 2013, the investment banking firm increased their secondary public offering commitment to up to $100 million with a first tranche of up to $20 million in equity.

On November 30, 2012, the Company signed an advisory agreement with Galileo Asset Management SA to advise on the merger with Moneytech Limited.

On December 5, 2012, the Company increased its authorized common shares to 500,000,000 with a par value of $0.001 per share. Additionally, the Company incorporated two wholly owned subsidiaries, WikiTechnologies, Inc., and Moneytech USA, Inc.

On March 21, 2013, the 100:1 reverse split of the Company's common shares went effective.

Our Industry

The Company developed “WikiPay” to compete worldwide in the $240 billion annual mobile payment industry.  WikiPay is a proprietary fee-based Mobile Peer-to-Peer Payment and transfer platform that allows mobile and online Peer-to-Peer, Business-to-Consumer, Consumer-to-Business and Business-to-Business payments, payments scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications through its website www.wikipay.com and mobile website m.wikipay.com. According to the Gartner Group, the mobile payments industry is well positioned for growth with the number of mobile payment users worldwide expected to have reached 190 million in 2012.

In the banking industry, customers are looking for more convenience, and have become increasingly comfortable performing banking functions through the Internet and mobile devices. According to a recent Harris Interactive survey commissioned by Tealeaf, more than two-thirds of online adults in the U.S. regularly use online banking to conduct financial transactions, and nearly 60 percent have used mobile banking offerings. In addition, an increasing number of unbanked and under banked individuals are looking for less expensive and more convenient ways to perform bank-type functions.

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

The use of mobile phones to facilitate money transfers was selected as the number one fastest growing wireless application by 2012. Traditional money transfer services, as well as the non-traditional methods such as cash and wire transfers, are inconvenient and expensive. We believe there is a growing need for an inexpensive money payment and transfer platform that can accommodate those who have become disenchanted with the banking and credit services industry.

Unlike bank accounts, mobile phones are a relatively new technology, and the number of global mobile subscribers is still growing at a double-digit rate. Thus, mobile phones have far greater reach than bank accounts and can very well become a viable money transfer method.

Broadly, WikiPay’s initial target market includes Internet users in the U.S. (245 million+ according to Internet World Stats). We intend to expand WikiPay into the international market, where mobile usage has significantly outpaced online usage. According to Royal Pingdom, there are over 2.4 billion Internet users and over 5 billion mobile phone users. Many developing countries have very few options for banking services and rely entirely on wireless devices and carrier for communication. A growing segment of the U.S. population does not have access to bank-type services and uses alternative services to facilitate transfers and payments.

The Company developed “WikiLoan” to compete worldwide in the $10 billion annual Peer-to-Peer Lending industry.  WikiLoan is a proprietary fee-based Peer-to-Peer Lending Platform that allows people to use the tools on the website to borrow and lend money (from $500 to $25,000) among themselves at rates that make sense to all parties. WikiLoan through it's website, www.wikiloan.com, offers; loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.

The Company provides identity and credit verification on borrowers and allows lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of the loan applications, the tracking of loan payments, and other related functions are handled on an automated basis, which allows the Company to operate with low overhead costs, likely resulting in meaningful operating margins.

The initial revenue model consists of primarily fee-based products.  The company recently implemented its first lead generation product and will continue to develop additional revenue streams that include website advertising, credit card and auto loan origination, and other related lead generation opportunities.

Peer-to-peer banking systems eliminate the overhead and inefficiencies of traditional banks and creates a “virtuous cycle” of lenders getting better returns and borrowers getting not only better interest rates but also the loan itself.

WikiLoan is able to scale up in size without a commensurate increase in costs or labor.

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

Lenders may decide whether to lend money to a particular borrower and at what rate, based on the borrower's credit score, existing debt level and other traits.  Unlike with a traditional bank or credit card loan, however, the decision may also be based on social factors, such as how compelling the lender believes the borrower's reason is for a loan or whether he/she happens to share hobbies or common interests with the lender, as stated in their respective online profiles.

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

The Company charges borrowers a $24.95 “Borrower Application Fee”.  Lenders pay an annual “Lender Administration Fee” of $9 per loan of which they are a lender.  Users of the website will also pay a $0.99 “EFT/ACH Transfer Fee” for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely that the Company will develop additional revenue streams in the future, including but not limited to website advertising, credit card and auto loan origination and/or referral fees.

Our Strategy

Our strategy is to market our fully developed technology platforms initially with partners in the U.S. and then with relationships abroad. Source Financial’s business primarily targets the underserved niche sectors of the newly banked, unbanked, under banked individuals residing in the US and abroad.

The Company recently launched an updated version of the WikiPay platform and has begun integration with a Point-of-Sale network in the U.S., which we intend to release in May 2013.  The point of sale solution will allow WikiPay users to load and withdraw funds to and from their WikiPay accounts by showing a government identification, WikiPay account number and personal identification number (PIN).  This program is an important part of our strategy to create a payment, load and withdrawal network for our users.

We continue to explore strategic partnership opportunities as part of our overall business strategy, including business combinations, and joint ventures. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.

Our Competitive Strengths

Proprietary Solutions - Our cost-effective technologies are easy to use and agnostic of expensive providers. WikiPay works on any mobile phone, smartphone or internet-enabled device, and leverage existing infrastructure to reduce changes in customer behavior, while significantly reducing cost. WikiLoan is available online and provides secure and efficient transactions to under-served communities that cannot access traditional lending sources.

Secure, Robust Technology - Our proprietary online and mobile architecture is fully compliant with industry-leading security standards. Our technology comprises dynamic, reliable, and redundant layers of security in both hardware and software. Multi-level encryption and authentication ensure that customer information and transactions are safe and secure.

Strategic Partnerships - We have developed key relationships and formed dedicated strategic partners to enable fast and effective customer adoption. We continue to negotiate distribution and marketing partnerships.

Strong Domain Expertise - Our management team has decades of experience leading technology and telecommunications companies, ranging from high-tech start-ups to senior management roles at AT&T, IBM and Unisys.

Brand Name Recognition & Reputation - Success in the online payment, marketing and lending industries depend in part on customer brand recognition and a company’s reputation for delivering a favorable user experience. Strong brand name awareness among consumers ensures the likelihood that customers seeking a solution to their financial needs will consider the company’s offering. Additionally, delivering a favorable user experience, including ease of use, timely delivery of results and the effective performance of website interactions (i.e.: zero to few technical “glitches”) is essential for building and maintaining a large customer base of satisfied users. Source Financial is currently evaluating several strategic marketing options to promote the company’s brand name recognition in the market place, including several “high-profile” alternatives it believes to be unique among the industry.

Ease of Use – In the “do-it-yourself” era of Internet commerce, it is also important for online providers to ensure users have access to a convenient, almost “self-explanatory” interaction with the company’s website while conducting business. Complicated website layouts or the need to seek user instructions from the company via email inquiries or phone calls can limit or even eliminate a potential user’s interest in the company and its offerings, as some users may even quit the website prior to completing the transaction. For this reason, Source Financial has dedicated an extensive amount of time and effort building and thoroughly “stress testing” its unique, highly automated and easy-to-use platforms where users can come together online to transact business.

Critical User Mass – As part of the very definition of establishing a successful online business community, an online service provider must build-up and continue to gain committed users/subscribers to its database. The Company believes its online platforms offer users a convenient and secure outlet for meeting their financial needs. Furthermore, the potential benefits to all parties from gaining access to banking services that may otherwise not be available from more conventional banking sources should serve to draw users to the Source Financial’s platforms.

Technical & Regulatory Requirements of an Online Financial Platform – The resources and necessary know-how to create successful online communities for the purpose of conducting financial transactions, are extensive.  In addition to technical programming skills, the builder must have a thorough understanding of the complex laws and requirements of United States, on a state-by-state basis, that regulate the online banking industry and dictate its permissible transactions.  Effectively, all code must be written to comply with virtually hundreds of laws at every stage and consideration of the transaction process, including the requirements of the Securities and Exchange Commission, the Department of Homeland Security and federal and state laws, among others. Failure to identify and comply with all of these laws as part of peer-to-peer provider’s business plan can delay, halt or even close down an operator’s efforts.

The Company has invested many thousands of man-hours, and the expertise in the programming industry via 16 high-level programmers to complete its fully automated Internet websites. These efforts were undertaken to ensure all code comprising its platform is logically written to comply with the laws of United States. Furthermore, while the Company believes its website provides an easy-to-use platform for users, the actual technical framework behind The Source Financial’s platforms are extremely sophisticated. The Company believes this level of complexity limits the ability of new players to easily enter the market.

Sales and Marketing

Source Financial’s products and services are being marketed through strategic alliances with companies that have very large networks of user bases both in the United States and abroad. The Company also uses merchant aggregators, companies who service large numbers of merchants, who would benefit from low costs and better access to their customers to improve customer service, increase cross-selling opportunities, improve speed of collections and, as a result, increase customer retention.

The Company is also leveraging its anticipated vast user base to approach merchants with a large online presence. Forrester projects online retail sales in the U.S. to hit $231 billion.

In addition to forming strategic alliances, the Company will launch an aggressive online advertising campaign with a combination of banner ad placements on popular websites and top listings on the major search engines. The term “Wiki” scores extremely high in name recognition among Internet users, especially those in the very important 18-34 year old demographic. Wikipedia, which has no association with WikiPay or WikiLoan, has become a cultural, business and pop phenomenon and is one of the top sources for information on the Internet. According to ebizmba.com, Wikipedia is ranked 6th of all websites based on traffic, with an estimated 125 million unique monthly visitors. The marketing plan also includes press releases, television interviews, newspaper and magazine articles, and features in online banking and financial information websites.

Competitors

WikiPay

Western Union

The Western Union Company is a financial services and communications company based in the United States. Until it discontinued the service, Western Union was the best-known company in the business of exchanging telegrams.  Western Union has a number of divisions, with products such as person-to-person money transfer, money orders, and commercial services. No mobile-to-mobile global money transfer option exists today. While there are a few corridors where mobile phones are used as part of the process, Western Union serves 16,000 send and receive corridors around the world, and mobile phones have not had any material impact on its business.

Reported revenues top $5 billion, annually. A key part of the Western Union business strategy is to offer consumers convenience and choice. Its current dominance in cash-to-cash transfers would provide Western Union (which has margins about twice as high as its closest competitor) with a source of profitability to fund and scale a mobile money transfer option over time, an advantage no potential entrant would possess. The Western Union mobile money transfer program will provide consumers with an additional option to send and receive funds how, where and when they want.

The Company has set a goal of generating more than $500 million in revenue through electronic channels by 2015 (which would equate to 9% of current revenue).  Although mobile is still an immaterial source of revenue, it is likely that the biggest contributor over this time frame will be online money transfers, which generated $100 million in revenue in 2011.

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

On August 3, 2009, MoneyGram International, Inc. signed an agreement with Affinity Global Services, a Dallas, TX provider of wireless payments technology, to allow for money to be transferred via mobile devices. “In developing economies, there are more people with mobile phones than traditional bank accounts.

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

Obopay was named one of the “50 most innovative companies in the world,” by the editors of Technology Review who “looked for those that over the last year have demonstrated their superiority at inventing technology and using it both to grow as businesses and to transform how we live.” MIT stated, “We identified the companies that have the most promising technologies, whether they are giant corporations or fledgling startups with initial venture capital investments. Then we examined their business models, their strategies for deployment.

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

Lending Tree

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

Virgin Money

Virgin Money is a United Kingdom based financial services company owned by the Virgin Group and founded by Sir Richard Branson in March 1995.  Virgin Money currently provides a number of products, most of which are offered in conjunction with other financial service providers.  As of 2008, it offers the Virgin Credit Card  (issued by MBNA), a prepaid debit card (issued by Clydesdale Bank), loans  (Provided by Co-operative Bank and Freedom Finance), mortgages  (provided by The One Account) and insurance for a variety of purposes.

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

Regulation

Source Financial has worked extensively with leading law firms to position the Company to appropriately navigate and address regulatory channels and requirements.  The Company believes its Terms and Conditions of Use set forth the duties and obligations of both the Company and individuals that use the platforms to engage in private transactions.  Recently, WikiPay became a Money Services Business to properly address the current regulations of payments and money transfer.

Intellectual Property

Our intellectual property is a key to our success, which includes trademarks, copyrights, domain names, and trade secrets. We routinely protect our proprietary rights by entering into confidentiality and non-disclosure agreements with our employees, contractors and with parties with whom we conduct business in order to protect proprietary information.

We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally.
We have registered our core brands as trademarks and domain names in the U.S. and other jurisdictions and actively secure trademarks and domain names that correspond with our brands in markets of interest.

Employees

We presently have 3 full-time employees, which include our two executive officers and our Vice President of Worldwide Sales.  Additionally,  we have 5 full-time and 4 part-time program developers that are based in India and the United States, respectively.  These programmers provides a variety of services, including development, quality control and design.

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

Item 4.       Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol “SRCF.” The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. Bid prices reflect the February 20, 2013 100:1 reverse stock split. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First quarter ended April 30, 2011	$57.00	$25.00
Second quarter ended July 31, 2011	$50.00	$21.00
Third quarter ended October 31, 2011	$51.00	$11.00
Fourth quarter ended January 31, 2012	$27.00	$9.00

Fiscal Year 2013
First quarter ended April 30, 2012	$18.00	$8.00
Second quarter ended July 31, 2012	$11.90	$2.50
Third quarter ended October, 31 2012	$4.00	$1.25
Fourth quarter ended January 31, 2013	$0.46	$6.00

Approximate Number of Equity Security Holders

As of April 25, 2013, there were approximately 307 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Recent Sales of Unregistered Securities

The below issuances of shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Common Stock

On December 13, 2012, the Company issued its’ two officer’s 10 million (10,000,000) shares each in lieu of salary.  The value of this transaction was $150,000.

On December 13, 2012, the Company issued 16 million shares (16,000,000) to a consultant pursuant to the terms of an agreement dated December 17, 2012.  The value of this transaction was $120,000.

On December 21, 2012, the Company issued 10 million (10,000,000) shares to a consultant pursuant to the terms of an agreement dated December 20, 2012. The value of this transaction was $220,000.

On December 28, 2012 the Company issued 23,949,395 shares of common stock to resolve all outstanding convertible notes, which equaled $598,003 with principle and interest.

On January 11, 2013, the Company issued a total of 750,000 shares or 250,000 shares to each of three board members in exchange for 583,333 options.  The value of this transaction was $29,250.

Convertible Notes

On October 31, 2012, a shareholder signed a Note Purchase Agreement, where he agreed to invest up to $600,000 in the Company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $0.0175 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

On October 31, 2012, the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $75,000.

On November 15, 2012, the shareholder agreed to cancel all non-convertible notes and issue a new convertible promissory note for $412,052 subject to the terms and conditions of the October 31, 2012, Note Purchase Agreement.

On January 2, 2013 the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $10,000.

On January 17, 2013 the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $1,000.

On January 30, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $24,000.

Item 6.       Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended January 31, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Our Business

Source Financial, Inc. is a holding company, which owns two subsidiaries; WikiTechnologies, Inc. and Moneytech USA, Inc.

WikiTechnologies, Inc. is a technology company dedicated to making financial transactions simple, secure, social and affordable. WikiTechnologies is comprised of two platforms (i) WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; and (ii) WikiLoan, a low-cost peer-to-peer lending solution.

WikiPay, a money service business, competes worldwide in the $240 billion annual mobile payments business.  WikiPay is a proprietary fee-based Mobile Peer-to-Peer Payment that allows mobile and online Peer-to-Peer, Business-to-Consumer, Consumer-to-Business and Business-to-Business payments through its website www.wikipay.com and mobile website m.wikipay.com. WikiPay empowers its Users to perform real-time payments, scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications.

WikiPay was created in response to the emerging trends in mobile phone usage, text messaging, banking, electronic payment systems and direct marketing.  The technological convergence of hardware, infrastructure and interface have contributed to making the mobile phone more versatile, powerful and ubiquitous, with more market penetration than any other electronic device in history.  It is projected that by 2013 the U.S. will have a per capita mobile phone penetration of 100 percent.

WikiLoan competes worldwide in the $10 billion annual Peer-to-Peer Lending business.  WikiLoan is a proprietary fee-based Peer-to-Peer Lending Platform that allows people to use the tools on the website to borrow and lend money (from $500 to $25,000) among themselves at rates that make sense to all parties. WikiLoan through it's website, www.wikiloan.com, offers; loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.

The Company provides Identity and Credit Verification on borrowers and allows lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of the loan applications, the tracking of loan payments, and other related functions are handled on an automated basis, which allows the Company to operate with low overhead costs, likely resulting in meaningful operating margins.

The initial revenue model consists of primarily fee-based products.  The company recently implemented its first lead generation product and will continue to develop additional revenue streams that include website advertising, credit card and auto loan origination, and other related lead generation opportunities.

We had $4,413 in revenues during the year ended January 31, 2013 and $1,104 in revenues during the year ended January 31, 2012. Our expenses during that time incurred general and administrative expenses in the amount of $979,680 and $572,903, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at January 31, 2013 and 2012, the Company had accumulated losses of $10,688,515 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

On October 31, 2012, a shareholder signed a Note Purchase Agreement, where he agreed to invest up to $600,000 in the company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $0.0175 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

On October 31, 2012, the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $75,000.

On November 15, 2012, the shareholder agreed to cancel all non-convertible notes and issue a new convertible promissory note for $412,052 subject to the terms and conditions of the October 31, 2012, Note Purchase Agreement.

On January 2, 2013 the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $10,000.

On January 17, 2013 the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $1,000.

On January 30, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $24,000.

At January 31, 2013 and 2012, the Company had accrued interest of $26,817 and $27,332, respectively, under these convertible note agreements.

On February 10, 2012, we merged with WikiPay, LLC, a privately held Delaware corporation.  In connection with the merger, 7,992,000 Series A Preferred shares, par value of $0.001, were issued to the former shareholders of WikiPay.

Plan of Operation

Short Term Goals

●	Raise capital to fund operations;
●	Attract high-performing talent; and
●	Execute profitable contracts that grow our bottom-line.

Long Term Goals

●	Build our brand, loyalty, and revenue;
●	Seek partners that allow us to position our technology as an Enabler - we enable mobile phones to access financial services, helping improve the quality of life; and
●	Continuously innovate to deliver value to our customers.

The last few years have been dedicated to building and strengthening the technology platform that is now fully operational and robust. In order to move forward it is critical that we raise capital to fund our operations. Raising capital is our primary goal and we are focusing most of our attention to identify prospective investors and strategic partners.

As we look to grow our business, we will focus heavily on establishing strategic partners that provide us access to large customer bases that align with our target market. We will collaborate with these partners as we execute our marketing strategy and cross sell our products and services.

Establishing a culture recognized for service excellence, attracting high performing team members and executing flawlessly will be the foundation of which we will grow our company.

We are committed to delivering excellent customer service and listening to our customers to determine how we continuously innovate and improve our products.  Our goal is to WOW our customers so they become advocates of our services and refer their friends and family members.  We see every interaction with a customer as an opportunity to differentiate ourselves from our competition. Delivering clear and simple messages will be the core of our communications plan.

Mobile commerce requires a change in customer behavior so it will be advantageous for us to make our offerings as attractive as possible.  Initial plans call for loyalty and reward programs that provide incentives for new users to immediately sign up and use our services. We have an ambitious road map that calls for new solutions that allow users to sign up faster while providing more convenient options to fund their accounts.   We want to always deliver better, faster, and cheaper solutions that our customers value.

If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised. Under this reduced budget, our expenses may be $900,000 for the next 12 months. We believe that we could operate with our current cash on hand while satisfying any shortfall in cash flow with income that will be generated after the launch of our website.

If we obtain a large financing in the future, we would accelerate our business plan and hire up to 13 more staff members, increase our office space and operations, and increase our advertising and marketing budget, all of which would directly affect the performance of the company.

Results of Operations

Comparison for the fiscal year ended January 31, 2013, as compared to January 31, 2012

Revenues

We generated $4,413 in revenues during the year ended January 31, 2013 and $1,104 in revenues during the year ended January 31, 2012.  The increase in revenues was primarily attributable to successful but limited acceptance of our platforms.

Operating Expenses

Our expenses during the year ended January 31, 2013 and 2012 incurred general and administrative expenses in the amount of $979,680 and $572,903, respectively. The higher expenses in fiscal year January 31, 2013 were mainly incurred in relation to developing our web technology and establishing the necessary infrastructure to launch our services.

Net Loss

We are currently operating at a loss and we have a net loss of $1,097,871 for the year ended January 31, 2013. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of January 31, 2013, we had cash of $13,018.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

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

We have no written agreement to legally insure that funding will be provided for our operations. Although we have no commitments for capital, other than verbal assurances, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $2,396,849.  Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

As to the following serious conditions:

1)	As of January 31, 2012, we had cash of $13,018;

2)	We received $301,849 from the sale of promissory notes in fiscal 2012;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

To date, we have been able to secure $2,396,849 that we raised through several convertible promissory notes over the past four years. We may also rely on sources to borrow funds in the form of loans.

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

A summary of significant accounting policies is included in Note 1 to the audited financial statements for the year ended January 31, 2013. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

On February 13, 2013 the Company issued a shareholder a Convertible Note Payable subject to the terms and conditions of the Note Purchase Agreement dated October 31, 2012, for $45,000.

On February 20, 2013, the majority shareholders and board of directors approved a 100:1 reverse split of the company's common shares.

On February 21, 2013, the majority shareholders and board approved the corporate name change to Source Financial, Inc. and on February 22nd, the State of Delaware officially accepted the name change.

On February 21, 2013 the Company issued a shareholder a Convertible Note Payable subject to the terms and conditions of the Note Purchase Agreement dated October 31, 2012 for $175,000.

On February 25, 2013, two former consultants returned 1,538,096 shares of common stock for cancellation, which were returned to the treasury.

On March 18, 2013, the Company (Source Financial, Inc.) transferred all of the “Wiki” related assets, operations and liabilities to its wholly owned subsidiary, Wiki Technologies, Inc.

On April 2, 2013, the Company issued a shareholder a Convertible Note Payable subject to the terms and conditions of the Note Purchase Agreement dated October 31, 2012 for $170,000.

On April 8, 2013, the Company approved and adopted an Omnibus Incentive Plan which reserves 2,500,000 shares of the Company's common stock, par value of $0.001 per share, to recognize and provide additional incentive to the Company's associates, directors, consultants, advisors and affiliates to establish sustained growth and financial success of the Company.

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

Item 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of January 31, 2013, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2013:

(1)
Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our satellite offices.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. We plan to address the other control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. Our board of directors determines the number of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

NAME	POSITION	AGE
Marco Garibaldi	Chairman of the Board, Chief Technology Officer	57
Edward DeFeudis	President, Chief Executive Officer, Chief Financial Officer and Director	40

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Marco Garibaldi – Chairman of the Board and Chief Technology Officer

As the founder and Chairman of the Board of Source Financial, Inc., Mr. Garibaldi has extensive experience as an entrepreneur and manager overseeing the development and growth of innovative emerging companies.  He is also a computer programmer by trade with over 30 years of extensive experience in a variety of sectors including computer programming, the Internet, entertainment and the business advisory industry.  He began his career at Burroughs and Sperry, which, in 1986, became Unisys Corp. and later founded a think-tank corporation called InterComm, Inc.

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

Edward C. DeFeudis – President, Chief Executive Officer, Chief Financial Officer and Director

Mr. DeFeudis has been the President and Chief Financial Officer of the Company since August 2005 and he is responsible for all activities from business plan through execution. He is the Manager of Spider Investments, LLC, as well as the President of Lion Equity Holding Corp., which has provided investment banking consulting business services, since 1999.  From March 2004 to February 2006, he served as President and Chief Executive Officer of Ringo, Inc. Mr. DeFeudis also served as Financial Advisor for several financial institutions such as Paragon Capital, Merrill Lynch, Oppenheimer Securities, and Euro-Atlantic Securities from 1996 to 1999. Mr. DeFeudis graduated from University of New Hampshire in 1995 with a BA degree in Political Science.

Based on his work experience and education, the Company has deemed Mr. DeFeudis fit to serve on the Board.

Employment Agreements

None.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.   Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Marco Garibaldi Chairman, CTO	2013	$85,000	(1)	0	0	0	0	0	0		$85,000
	2012	$0		0	0	0	0	0	30,000	(2)	$30,000

Edward DeFeudis	2013	$85,000	(3)	0	0	0	0	0	0		$85,000
President, CEO, CFO	2012	$0		0	0	0	0	0	30,000	(4)	$30,000

Denita Willough	2013	$10,083	(6)	0	0	$70,940	0	0	0		0
Former CEO(5)	2012	0		0	0	0	0	0	0		0

(1) In lieu of cash payment, Mr. Garibaldi was issued 10,000,000 shares of the Company’s common stock.
(2) Including $20,000 paid to Mr. Garibaldi as consulting fees through Godfather Entertainment, Inc. and $10,000 paid as consulting fees through Situation X, LLC.
(3) In lieu of cash payment, Mr. DeFeudis was issued 10,000,000 shares of the Company’s common stock.
(4) Including $30,000 paid to Mr. DeFeudis as consulting fees through Lion Equity Holding Corp.
(5) On August 31, 2012, Denita Willoughby resigned as the Chief Executive Officer of the Company and a member of the Company’s Board of Directors.
(6) In lieu of cash payment, Mr. Willough was issued 504,163 shares of the Company’s common stock.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2013.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2013 by the executive officers

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2013 under any long-term incentive plan.

Director Compensation

We provided 2,500,000 common shares in compensation to each of our three directors for their services provided as directors.

Employment Agreements

None.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 1, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 25, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 25, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Please note that the below table reflects the Company’s 100:1 reverse stock split that became effective on March 21, 2013.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders

Peter M Vita 145 Jefferson Avenue Suite 422 Miami Beach, FL 33139	160,000	(5)	7.8%
Robert Pearson 1422 Burtonwood Drive Gastonia, NC 28054	169,164		8.2%

Directors and Executive Officers
Edward C. DeFeudis	493,725	(3)	24%
Marco Garibaldi	461,000	(4)	22.4%

All directors and officers as a group (2 people)	954,725		46.3%

* Less than 1%.
(1)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 1093 Broxton Avenue Suite 210, Los Angeles, CA 90024.

(2)
Based on 2,061,632 shares of common stock issued and outstanding as of May 1, 2013.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)
The number of shares beneficially owned by Mr. DeFeudis includes 97,090 shares held by Spider Investment, LLC.   Mr. DeFeudis has control and dispositive power over the shares owned by Spider Investment, LLC and is the beneficial owner of Spider Investment, LLC.

(4)
The number of shares beneficially owned by Marco Garibaldi includes 65,000 shares held by Situation X, LLC. Marco Garibaldi has control and dispositive power over the shares owned by Situation X, LLC and he is the beneficial owner of Situation X, LLC.

(5)	The number of shares beneficially owned by Peter Vita includes 130,000 shares held in escrow, which are subject to release to Mr. Vita upon satisfying certain performance milestones.

Item 13.   Certain Relationships and Related Transactions, and Director Indepedence.

Transaction With Related Persons.

The following includes a summary of transactions since the beginning of fiscal 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On October 4, 2012, our President, Chief Executive Officer, Chief Financial Officer and Director, loaned the Company $5,000 for general working capital purposed.  The loan was non-interest bearing and due on demand.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
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

We do not have any independent directors because our directors are also employees of the Company. We do not have an audit committee, compensation committee or nominating committee.

Item 14.     Principal Accounting Fees and Services.

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended January 31, 2013 and 2012, we were billed approximately $10,000 and $18,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended January 31, 2013 and 2012, were $1,000 for each year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2013.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2013 and 2012.

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

The audited balance sheet of the Company as of January 31, 2013 and January 31, 2012, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of PS Stephenson & Co., PC, independent auditors, are filed herewith.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit
Index	Description of Document	Incorporated by Reference To:
2.1	Agreement and Plan of Merger dated February 10, 2012.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 14, 2012.

3.1	Articles of Incorporation.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008

3.1(a)	Amendment to the Articles of Incorporation increasing the number of authorized shares.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 19, 2011.

3.1(b)	Amendment to the Articles of Incorporation decreasing the number of authorized shares.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 14, 2012.

3.1(c)	Amendment to the Articles of Incorporation changing the name of the Company.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 16, 2012.

3.1(d)	Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 14, 2012.

3.2	Bylaws.	Filed as an Exhibit on Form S-1 with the SEC on October 2, 2008.

4.1	Form of 12% Convertible Promissory Note

10.1	Employment Agreement with Denita Willoughby.	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 8, 2011.

10.2	Note Purchase Agreement with Robert Pearson dated October 31, 2012.

10.3	Note Cancellation Agreement dated November 15, 2012

31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

SOURCE FINANCIAL, INC.

Date: May 1, 2013	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Edward C. DeFeudis	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)	May 1, 2013
Edward C. DeFeudis

/s/ Marco Garibaldi	Chairman of the Board	May 1, 2013
Marco Garibaldi

Source Financial, Inc.
Index to Financial Statements
January 31, 2013 and 2012

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of January 31, 2013 and 2012	F-2

Statements of Operations for the years ended January 31, 2013 and 2012	F-3

Statement of Changes in Shareholders' Deficit for the years ended January 31, 2013 and 2012	F-4

Statement of Cash Flows for the years ended January 31, 2013 and 2012	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Source Financial, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of Source Financial, Inc. (formerly known as The Wiki Group, Inc.) as of January 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Financial, Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Source Financial will continue as a going concern. As discussed in Note 2 to the financial statements, the Source Financial has minimal revenue, significant assets or cash flows that raise substantial doubt about the Source Financial ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & CO., PC

Wharton, Texas
April 25, 2013

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Balance Sheets
As of January 31, 2013 and 2012

	January 31,	January 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$13,018	$35,845
Total current assets	13,018	35,845

Fixed assets:
Computer equipment	19,843	-
	19,843	-
Less: accumulated depreciation	(9,085)	-
Fixed assets, net	10,758	-

Other assets:
Deposits	1,957	-
Domain names	74,942	25,042
Software development costs	41,117	1,634
Deferred payment processing costs	62,500	92,500
Total other assets	180,516	119,176

	$204,292	$155,021

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities:
Accounts payable	$3,000	$-
Accrued interest	26,817	27,332
Derivative liabilities	67,613	46,100
Convertible notes payables, net of discounts on debt
of $24,895 and $28,769	497,157	321,231
Total current liabilities	594,587	394,663

Total liabilities	594,587	394,663

Stockholders' equity (deficit)
Preferred stock, Series A, at $0.01 par value; 10,000,000 shares authorized;
none issued and outstanding at January 31, 2013 or 2012	-	-
Common stock; at $0.001 par value; 250,000,000 shares authorized;
207,664,055 shares issued and outstanding at January 31, 2013 and
53,080,493 shares issued and outstanding at January 31, 2012	207,663	53,080
Additional paid-in capital	10,100,395	9,307,760
Accumulated deficit	(10,688,515)	(9,590,644)
Treasury stock, 9,837,500 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(390,295)	(239,642)

Total liabilities and stockholders' deficit	$204,292	$155,021

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Statements of Operations
For the years ended
January 31,

	2013	2012

Revenues	$4,413	$1,104

Cost of sales	-	-

Gross profit	4,413	1,104

Selling, general and administrative expenses	979,680	572,903
Research and development costs	-	-
Operating expenses	979,680	572,903

Income (loss) from operations	(975,267)	(571,799)

Other income (expenses):
Gain (loss) from derivative liabilities	(17,823)	155,374
Interest expense	(104,781)	(138,546)
Total other income (expenses)	(122,604)	16,828

(Loss) before provision for income taxes	(1,097,871)	(554,971)

Provision for income taxes	-	-

Net (loss)	$(1,097,871)	$(554,971)

Earnings (Loss) Per Share:

Basic:
Earnings (loss) per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding	115,211,600	53,022,051

Fully Diluted:
Earnings (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding	117,693,082	53,022,051

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Statement of Changes in Stockholders' Deficit
For the Period February 1, 2011 to January 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - February 1, 2011	-	$-	57,434,569	$57,435	$6,860,256	9,837,500	$(9,838)	$(9,035,673)	$(2,127,820)

Shares returned to treasury	-	-	(139,561)	(139)	(46,971)	-	-	-	(47,110)

Shares issued for warrants	-	-	8,030,953	803	1,046,220	-	-	-	1,047,023

Shares issued for services	-	-	4,700,000	470	140,530	-	-	-	141,000

Shares issued for debt conversions	-	-	2,161,498	2,162	479,748	-	-	-	481,910

Beneficial conversion features related to convertible debt	-	-	-	-	820,326	-	-	-	820,326

Effect of 1 for 10 and subsequent 10 for 1 stock splits	-	-	(19,106,966)	(7,651)	7,651	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	(554,971)	(554,971)

Balance - January 31, 2012	-	$-	53,080,493	$53,080	$9,307,760	9,837,500	$(9,838)	$(9,590,644)	$(239,642)

Preferred Stock issued for acquisition of WikiPay, Inc.	7,992,000	79,920	-	-	(377,389)	-	-	-	(297,469)

Conversion of Preferred Stock into shares of Common Stock	(7,992,000)	(79,920)	79,920,000	79,920	-	-	-	-	-

Shares issued for debt conversions	-	-	23,949,399	23,949	592,205	-	-	-	616,154

Shares issued for services	-	-	50,714,163	50,714	577,819	-	-	-	628,533

Net income (loss)	-	-	-	-	-	-	-	(1,097,871)	(1,097,871)

Balance - January 31, 2013	-	$-	207,664,055	$207,663	$10,100,395	9,837,500	$(9,838)	$(10,688,515)	$(390,295)

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Statements of Cash Flows
For the years ended January 31,

	2013	2012

Cash Flows Provided From (Used By) Operating Activities
Net (loss)	$(1,097,871)	$(554,971)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	18,969	86,235
(Gain) loss on derivative liabilities	63,923	(155,374)
Amortization of discount on convertible debt	26,018	162,354
Decrease in accounts receivable	-	196,485
Decrease in prepaid consulting fees	-	64,488
Increase (decrease) in accounts payable	3,000	(256,485)
Increase (decrease) in accrued interest	(515)	33,492
Net cash (used by) operating activities	(986,476)	(423,776)

Cash Flows (Used By) Investing Activities
Investment in software development	-	(4,900)
Acquisition of WikiPay, Inc.	10,021	-
Payment of deposits	(1,957)	-
Net cash (used by) investing activities	8,064	(4,900)

Common stock issued for services, net of cancellations	628,533	93,890
Repayments of convertible notes payable	(21,849)	(15,000)
Proceeds from issuance of convertible notes payable	348,901	350,000
Net cash provided from financing activities	955,585	428,890

Net increase (decrease) in cash and cash equivalents	(22,827)	214
Cash and cash equivalents, beginning of period	35,845	35,631
Cash and cash equivalents, end of year	$13,018	$35,845

Supplemental disclosure
Interest paid during the period	$104,781	$2,700

Non-cash transactions:
Issuance of common stock for debt conversions	$520,000	$435,000
Conversion of accrued interest into common stock	$135,831	$46,910
Common stock issued for SDI agreement	$-	$-
Preferred stock issued for acquisition of WiKiPay, Inc.	$7,920,000	$-

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

1.         Organization, Description of Business, and Basis of Accounting

Business Organization

The Company, Source Financial, Inc. was formerly known as The Wiki Group, Inc., and formerly known as WikiLoan, Inc., (the “Company”) was originally incorporated on June 24, 1988 under the laws of the State of Delaware as Windsor Capital Corp. Between March 2001 and January 2008, the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, Inc., Swap-A-Debt, Inc., WikiLoan, Inc., The Wiki Group, Inc. and finally, Source Financial, Inc., on February 21, 2013.

Source Financial, Inc. is a technology company dedicated to making financial transactions simple, secure, social and affordable. The Company is comprised of (i) WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; (ii) WikiLoan, a low-cost peer-to-peer lending solution; and (iii) WikiBlast, a customizable mobile marketing engine.

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

On November 2, 2012 the company signed an agreement to merge with Moneytech Limited of Australia.  The agreement outlined a reorganization of The Wiki Group, whereby the company would form two wholly-owned subsidiaries, one for The Wiki Group operations and the other for the Moneytech operations.  Additionally, the company signed an agreement with two leading New York-based investment banking firm to assist in sourcing capital. Under the first agreement, the Company has retained the investment banking firm as its exclusive placement agent and financial advisor in connection with an offering of up to a $3 million PIPE and up to a $20 million debt placement. The second agreement anticipates a public shelf offering of up to $10,000,000 on a firm commitment basis. These agreements are subject to the Company's successful merger with Moneytech Limited, an Australian commercial finance company.

On November 30, 2012 the company signed an advisory agreement with Galileo Asset Management SA   to advise on the merger with Moneytech Limited.

On December 5, 2012 the company increased its authorized common shares to 500 million with a par value of $0.001. Additionally, the Company incorporated two wholly-owned subsidiaries, Wikitechnologies, Inc., and Moneytech USA, Inc.

On January 14, 2013, a New York based investment banking firm increased their secondary public offering commitment to up to $100 million with a first tranche of up to $20 million in equity.

On February 20, 2013 the majority shareholders and board of directors approved a 100:1 reverse split of the company's common shares.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

1.         Organization, Description of Business, and Basis of Accounting (Cont.)

On February 21, 2013 the majority shareholders and board approved the corporate name change to Source Financial, Inc. and on February 22, 2013 the State of Delaware officially accepted the name change.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At January 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of January 31, 2013 and 2012, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of January 31, 2013 and 2012 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

Property and Equipment
Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization expense for the years ended January 31, 2013 and 2012 was $3,969 and $0, respectively.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

1.         Organization, Description of Business, and Basis of Accounting (Cont.)

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

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

1.         Organization, Description of Business, and Basis of Accounting (Cont.)

Stock Based Compensation (Cont.)

The following table presents assets that are measured and recognized at fair value on a recurring and non-recurring basis:

Level 1:  None
Level 2:  None
Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended January 31, 2013 and 2012, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

Research & Development
The Company’s policy is to expense any research and development costs as they are incurred. The Company incurred no research and development costs during the years ended January 31, 2013 and 2012, respectively.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

1.         Organization, Description of Business, and Basis of Accounting (Cont.)

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

At January 31, 2013 and 2012, the Company had unamortized software costs of $0 and $1,634.  Developed software costs are being amortized over 5 years using the straight-line method. Amortization expense during the years ended January 31, 2013 and 2012 was $0 and $335, respectively.

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

2.         Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses since 2005.  At January 31, 2013 and 2012, the Company had accumulated losses of $10,641,463 and $9,590,644, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

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

	January 31, 2012	January 31, 2011
Revenues	$214	$735
Gross profit (loss)	$(14,786)	$-
Operating loss	$(172,958)	$735
Net loss	$(204,558)	$(144,073)
Net loss per share	$(0.004)	$(0.002)

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

4.         Convertible notes payable and notes payable

The Convertible Notes Payable consists of the following at January 31, 2013:

A Convertible Note Payable, dated October 31, 2012, due May 2, 2013, accruing at a rate of 12.0%, and is convertible into the Company’s common stock at $0.175 per share	$75,000

A Convertible Note Payable, dated November 15, 2012, due May 17, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $0.0175 per share.	$412,052

A Convertible Note Payable, dated January 2, 2013, due July 3, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $0.175 per share	$10,000

A Convertible Note Payable, dated January 17, 2013, due July 19, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $0.175 per share	$1,000

A Convertible Note Payable, dated January 30, 2013, due August 2, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $0.175 per share	$24,000

Subtotal	$522,052

Less: Discount on Convertible Debt	(24,895)

Total	$497,157

On October 31, 2012, a shareholder signed a Note Purchase Agreement, where he agreed to invest up to $600,000 in the company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $0.0175 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

On October 31, 2012, the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $75,000.

On November 15, 2012, the shareholder agreed to cancel all non-convertible notes and issue a new convertible promissory note for $412,052 subject to the terms and conditions of the October 31, 2012, Note Purchase Agreement.

On January 2, 2013 the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $10,000.

On January 17, 2013 the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $1,000.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

4.         Convertible notes payable and notes payable (Cont.)

On January 30, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $24,000.

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

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently re-measured at January 31, 2013 and 2012.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1year or less; (2) a computed volatility rate from 132% to 185% (3) a discount rate of .06 to .20% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At January 31, 2013 and 2012, the Company had accrued interest of $26,817 and $27,332, respectively, under these notes payable.

5.         Rentals Under Operating Leases

The Company leases its offices on a month-to-month lease at $1,957 per month.  During the year ended, January 31, 2013 the Company incurred $17,613 in rent expense.

6.         Capital Stock

The Company has 10,000,000 shares of Class A, Preferred Stock authorized at a par value of $0.01 and there were no shares issued and outstanding at January 31, 2013 and 2012.  These Class A, Preferred Shares are convertible into Common Stock at one share for ten (10) shares of Common Stock.

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

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

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

On August 31, 2012, the Company issued 1,204,163 shares of its common stock to an officer and employee in lieu of salary.  The value of this transaction was $24,083.

On December 13, 2012, the Company issued its’ two officer’s 10 million (10,000,000) shares each in lieu of salary.  The value of this transaction was $150,000.

On December 13, 2012, the Company issued 16 million shares (16,000,000) to a consultant pursuant to the terms of an agreement dated December 17, 2012.  The value of this transaction was $120,000.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

6.         Capital Stock (Cont.)

On December 21, 2012, the Company issued 10 million (10,000,000) shares to a consultant pursuant to the terms of an agreement dated December 20, 2012. The value of this transaction was $220,000.

On December 28, 2012 the Company issued 23,949,395 shares of common stock to resolve all outstanding convertible notes, which equalled $598,003 with principle and interest.

On January 11, 2013, the Company issued a total of 750,000 shares or 250,000 shares to each of three board members in exchange for 583,333 options.  The value of this transaction was $29,250.

7.         Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the years ended January 31, 2013 and 2012 were computed using 115,211,600 and 55,122,301 weighted average common shares outstanding, respectively.  The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares would have resulted in an anti-dilutive effect.

8.         Advisory Agreement

On January 19, 2011, and in conjunction with a one year Advisory Agreement, the Company issued a warrant to purchase an aggregate of 150,000 common shares of the Company.  The warrant contains an exercise price of $0.001 per share, a cashless exercise provision, and a term of five years.  The value of the option was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price of $0.001; (3) volatility of 185%; (4) discount rate of 0.17%; (5) term of 5 years and (6) a zero dividend rate.  The value of the warrant at issuance was $70,351, and is being amortized over the life of the agreement.  The amount of expense recognized during the years ended January 31, 2013 and 2012 in connection with this warrant was $0 and $64,488, which  is included in general and administrative expenses.

9.         Contingencies

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations.  As of January 31, 2013, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Financial Statements
January 31, 2013 and 2012

10.       Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued are:

On February 13, 2013 the Company issued Pearson a Convertible Note Payable subject to the terms and conditions of the Note Purchase Agreement dated October 31, 2012, for $45,000.

On February 20, 2013, the majority shareholders and board of directors approved a 100:1 reverse split of the company's common shares.

On February 21, 2013, the majority shareholders and board approved the corporate name change to Source Financial, Inc. and on February 22nd, the State of Delaware officially accepted the name change.

On February 21, 2013 the Company issued Pearson a Convertible Note Payable subject to the terms and conditions of the Note Purchase Agreement dated October 31, 2012 for $175,000.

On February 25, 2013, two former consultants returned 1,538,096 shares of common stock for cancellation, which were returned to the treasury.

On March 18, 2013, the Company (Source Financial, Inc.) transferred all of the “Wiki” related assets, operations and liabilities to its wholly owned subsidiary, Wiki Technologies, Inc.

On April 2, 2013, the Company issued Pearson a Convertible Note Payable subject to the terms and conditions of the Note Purchase Agreement dated October 31, 2012 for $170,000.

On April 8, 2013, the Company approved and adopted an Omnibus Incentive Plan which reserves 2,500,000 shares of the Company's common stock, par value of $0.001 per share, to recognize and provide additional incentive to the Company's associates, directors, consultants, advisors and affiliates to establish sustained growth and financial success of the Company.