Form 10-Q
period 2013-04-30
SOURCE FINANCIAL, INC.
filed 2013-06-14
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 14, 2013, there were 136,964,656 shares of common stock issued and outstanding.

SOURCE FINANCIAL, INC.

FORM 10-Q

April 30, 2013

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Control and Procedures	9

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Index to Financial Statements
April 30 and January 31, 2013

Page
Number

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets as of April 30 and January 31, 2013	F-2

Statements of Operations for the three months ended
April 30, 2013 and 2012	F-3

Statement of Changes in Shareholders' Deficit
for the three months ended April 30, 2013 and year ended January 31, 2013	F-4

Statement of Cash Flows for three months ended
April 30, 2013 and 2012	F-5

Notes to Financial Statements	F-6 to F-9

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Balance Sheets
As of April 30, 2013 and January 31, 2013

	April 30,	January 31,
Assets	2013	2013
Current assets:
Cash and cash equivalents	$117,285	$13,018
Prepaid expenses	6,128	-
Total current assets	123,413	13,018

Fixed assets:
Computer equipment	19,843	19,843
	19,843	19,843
Less: accumulated depreciation	(10,077)	(9,085)
Fixed assets, net	9,766	10,758

Other assets:
Deposits	1,957	1,957
Domain names	74,970	74,942
Software development costs	98,320	41,117
Deferred payment processing costs	55,000	62,500
Total other assets	230,247	180,516

	$363,426	$204,292

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities:
Accounts payable	$3,000	$3,000
Accrued expenses	54,684	26,817
Derivative liabilities	5,193	67,613
Convertible notes payables, net of discounts on debt of $22,507 and $24,895	889,545	497,157
Total current liabilities	952,422	594,587

Total liabilities	952,422	594,587

Stockholders' (deficit)
Preferred stock, Series A, at $0.01 par value; 10,000,000 shares authorized;
none issued and outstanding at April 30, 2013 and January 31, 2013	-	-
Common stock; at $0.1 par value; 500,000,000 shares authorized;
2,061,637 shares issued and outstanding at April 30, 2013 and
207,664,055 shares (pre-split) issued and outstanding at January 31, 2013	206,125	207,663
Additional paid-in capital	10,101,933	10,100,395
Accumulated deficit	(10,887,216)	(10,688,515)
Treasury stock, 98,375 common shares, at cost	(9,838)	(9,838)
Total stockholders' deficit	(588,996)	(390,295)

Total liabilities and stockholders' deficit	$363,426	$204,292

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Statements of Operations
For the three months ended
April 30,

	2013	2012

Revenues	$1,993	$494

Cost of sales	19,598	880

Gross profit	(17,605)	(386)

Selling, general and administrative expenses	233,261	109,853
Research and development costs	-	-
Operating expenses	233,261	109,853

Income (loss) from operations	(250,866)	(110,239)

Other income (expenses):
Gain (loss) from derivative liabilities	90,821	12,391
Interest expense	(38,656)	(34,058)
Total other income (expenses)	52,165	(21,667)

(Loss) before provision for income taxes	(198,701)	(131,906)

Provision for income taxes	-	-

Net (loss)	$(198,701)	$(131,906)

Earnings (Loss) Per Share:

Basic and Fully Diluted
Earnings (loss) per common share	$(0.10)	$(0.25)
Weighted average common shares outstanding	2,065,266	530,221

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Statement of Changes in Stockholders' Deficit
For the Period February 1, 2012 to April 30, 2013

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance - February 1, 2012	-	$-	53,080,493	$53,080	$9,307,760	9,837,500	$(9,838)	$(9,590,644)	$(239,642)

Preferred Stock issued for acquisition of
WikiPay, Inc.	7,992,000	79,920	-	-	(377,389)	-	-	-	(297,469)

Conversion of Preferred Stock into shares of
Common Stock	(7,992,000)	(79,920)	79,920,000	79,920	-	-	-	-	-

Shares issued for debt conversions	-	-	23,949,399	23,949	592,205	-	-	-	616,154

Shares issued for services	-	-	50,714,163	50,714	577,819	-	-	-	628,533

Net income (loss)	-	-	-	-	-	-	-	(1,097,871)	(1,097,871)

Balance - January 31, 2013	-	$-	207,664,055	$207,663	$10,100,395	9,837,500	$(9,838)	$(10,688,515)	$(390,295)

March 21, 2013: Reverse Stock Split	-	-	(205,587,414)	-	-	(9,739,125)	-	-	-
(1 for 100 Shares)
	-	-	2,076,641	207,663	10,100,395	98,375	(9,838)	(10,688,515)	(390,295)
Rounding for Fractional Shares
from 1 for 100 share split	-	-	377	-	-	-	-	-	-

Balance Post-Split	-	-	2,077,018	207,663	10,100,395	98,375	(9,838)	(10,688,515)	(390,295)

Shares returned for cancellation	-	-	(15,381)	(1,538)	1,538	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	(198,701)	(198,701)

Balance - April 30, 2013	-	$-	2,061,637	$206,125	$10,101,933	98,375	$(9,838)	$(10,887,216)	$(588,996)

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly Known as The Wiki Group, Inc.)
Statements of Cash Flows
For the three months ended April 30,

	2013	2012

Cash Flows Provided From (Used By) Operating Activities
Net (loss)	$(198,701)	$(131,906)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	8,492	8,492
(Gain) loss on derivative liabilities	(90,821)	(12,391)
Amortization of discount on convertible debt	30,789	10,748
(Increase) in prepaid expenses	(6,128)	-
Increase (decrease) in accounts payable	-	-
Increase (decrease) in accrued expenses	27,867	23,310
Net cash (used by) operating activities	(228,502)	(101,747)

Cash Flows (Used By) Investing Activities
Acquisition of WikiPay, Inc.	-	10,021
Acquistion of domain names	(28)	-
Software development costs	(57,203)	-
Payment of deposits	-	(1,957)
Net cash (used by) investing activities	(57,231)	8,064

Common stock issued for services, net of cancellations	-	19,800
Repayments of convertible notes payable	-	-
Proceeds from issuance of convertible notes payable	390,000	62,000
Net cash provided from financing activities	390,000	81,800

Net increase (decrease) in cash and cash equivalents	104,267	(11,883)
Cash and cash equivalents, beginning of period	13,018	35,845
Cash and cash equivalents, end of year	$117,285	$23,962

Supplemental disclosure
Interest paid during the period	$38,656	$34,058

Non-cash transactions:
Issuance of common stock for debt conversions	$-	$-
Conversion of accrued interest into common stock	$-	$-
Common stock issued for SDI agreement	$-	$-
Preferred stock issued for acquisition of WiKiPay, Inc.	$-	$7,920,000

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Condensed Financial Statements
April 30, 2013

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Source Financial, Inc., (formerly known as The Wiki Group, Inc., (referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2013 is not necessarily indicative of the results which may be expected for any other interim periods or for the year ending January 31, 2014.

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

The Company has operated at a loss since 2005.  At April 30, 2013 and January 31, 2013, the Company had accumulated losses of $10,887,216 and $10,688,515, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Condensed Financial Statements
April 30, 2013

3.	Convertible Notes Payable

The Convertible Notes Payable at April 30, 2013 consists of the following:

A Convertible Note Payable, dated October 31, 2012, due May 2, 2013, Accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$75,000

A Convertible Note Payable, dated November 15, 2012, due May 17, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share.	$412,052

A Convertible Note Payable, dated January 2, 2013, due July 3, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$10,000

A Convertible Note Payable, dated January 17, 2013, due July 19, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$1,000

A Convertible Note Payable, dated January 30, 2013, due August 2, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$24,000

A Convertible Note Payable, dated February 13, 2013, due August 12, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$45,000

A Convertible Note Payable, dated February 21, 2013, due August 20, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$175,000

A Convertible Note Payable, dated April 2, 2013, due October 1, 2013, accruing interest at a rate of 12.0%, and is convertible into the Company’s common stock at $1.75 per share	$170,000

Subtotal	$912,052

Less: Discount on Convertible Debt	(22,507)

Total	$889,545

On October 31, 2012, a shareholder signed a “Note Purchase Agreement”, where he agreed to invest up to $600,000 in the company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $1.75 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Condensed Financial Statements
April 30, 2013

3.	Convertible notes payable and notes payable (Cont.)

On February 13, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $45,000.

On February 21, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $175,000.

On April 2, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $170,000.

The Company has elected to value the derivative instruments separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument.  The derivative instruments were subsequently re-measured at April 30, 2013 and January 31, 2013.  The Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year or less; (2) a computed volatility rate from 59% to 185% (3) a discount rate of .06 to .10% and (4) zero dividends. The discount is being amortized over the life of the note using the effective interest method.

At April 30, and January 31, 2013, the Company had accrued interest of $34,684 and $26,817, respectively, under these notes payable.

4.	Rentals Under Operating Leases

The Company leases its offices on a month-to-month lease at $1,957 per month.  During the three months ended April 30, 2013,  the Company incurred rent expense of $5,781.

5.	Capital Stock Transactions

The Company has 10,000,000 shares of Class A, Preferred Stock authorized at a par value of $0.01 and there were no shares issued and outstanding at April 30, 2013 or January 31, 2013.  There are 8,000,000 of the Class A, Preferred Shares are convertible into Common Stock at one share for ten (10) shares of Common Stock. The remaining 2,000,000 authorized Preferred Shares have not been designated.

On February 21, 2013, the majority shareholders and board of directors approved a 1 for 100 Share reverse split of the Company’s common shares.

On February 25, 2013, two former consultants returned 15,381 shares of common stock for cancellation.  These shares were returned to the treasury.  The value of these shares was $35,376.

On April 8, 2013, the Company approved and adopted an Omnibus Incentive Plan, which reserved 2,500,000 shares of the Company's Common Stock.  This plan was implemented  to recognize and provide additional incentive to the Company's associates, directors, consultants, advisors and affiliates to establish sustained growth and financial success of the Company.

Source Financial, Inc.
(Formerly known as The Wiki Group, Inc.)
Notes to Condensed Financial Statements
April 30, 2013

5.	Capital Stock Transactions (Cont.)

On April 19, 2013, the Company signed a contract with a a business developer to integrate the WikiPay product suite with its Point-of-Sale technology which will be distributed through its bodega network of up to 30,000 US locations.  Upon achievement of certain milestones, the contractor will receive 100,000 Performance Based Stock Options at an exercise price of $2.50 per share.

6.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three months ended April 30, 2013 and 2012 were computed using 2,065,266 and 53,022,051 (Pre-Split) weighted average common shares outstanding, respectively.  The Company did not include potentially dilutive shares issued or outstanding as the effect of those shares as they would have resulted in an anti-dilutive effect.

7.	Subsequent Event

Management has evaluated the subsequent events through the date the financial statements were issued and these included:

On May 9 2013, the Company granted 1,000,000 shares of restricted common stock to its two executive officers.  The Company retains the first right of refusal to purchase these restricted shares ("subject shares") the two executive officers for the share price minus $2.00 ("First Refusal Discount Amount") within three business days of either of the two executive officers notifying the Company of a bona fide offer to buy the subject shares by a third party.

On May 30 2013, the Company entered into a Share Exchange Agreement ( “Exchange Agreement”) with Moneytech Limited, an Australian Corporation (“Moneytech”), Marco Garibaldi, Edward DeFeudis,  Hugh Evans, and the shareholders of Moneytech under which the Company agreed to issue up to 5,300,000 shares of common stock to the shareholders of Moneytech in exchange for their shares of Moneytech (the “Exchange Transaction”).  The consummation of the Exchange Transaction is subject to the acceptance of the Exchange Transaction by shareholders of Moneytech holding not less than 90% of the outstanding shares of Moneytech and certain other conditions customary to the closing of similar transactions.  It is contemplated that the requisite approval of Moneytech shareholders will be obtained by June 15, 2013. Each of the Company and Moneytech has the right to terminate the Exchange Agreement if the Exchange Transaction has not been consummated by June 15, 2013, provided it is not in material default of its obligations under the Exchange Agreement.

On June 4 2013, the Company designated 5,000 Series B Preferred shares with 1,000 votes per share through June 30, 2018.

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

Unless otherwise stated, this Quarterly Report on Form 10-Q does not reflect the Company’s 100:1 reverse stock split that became effective on March 21, 2013.

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

We had $1,993 in revenues during the quarter ended April 3, 2013 and $494 in revenues during the quarter ended April 30, 2012. Our expenses during that time incurred general and administrative expenses in the amount of $233,261 and $109,853, respectively. These expenses occurred developing our Web technology and establishing the necessary infrastructure to launch our services.

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at April 30, 2013 and January 31, 2012, the Company had accumulated losses of $10,021,536 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

On October 31, 2012, a shareholder signed a “Note Purchase Agreement”, where he agreed to invest up to $600,000 in the company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $1.75 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

On October 31, 2012, the Company issued a shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $75,000.

On November 15, 2012, the shareholder agreed to cancel all non-convertible notes and issue a new convertible promissory note for $412,052 subject to the terms and conditions of the October 31, 2012, Note Purchase Agreement.

On October 31, 2012, a shareholder signed a “Note Purchase Agreement”, where he agreed to invest up to $600,000 in the company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $1.75 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

On February 13, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $45,000.

On February 21, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $175,000.

On April 2, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $170,000.

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

Results of Operations

For the three ended April 30, 2013 as compared to April 30, 2012

Revenues

We generated $1,993 in revenues during the three months, respectively, ended April 30, 2013, and $494 during the three, respectively, ended April 30, 2012.

Operating Expenses

Our operating expenses during the three months ended April 30, 2013 were $233,261, respectively, and were $109, in the three ended April 30, 2012.  The operating expenses are only comprised of general and administrative expenses.  The increase in operating expenses in the quarter ended April 30, 2013 versus the quarter ended April 30, 2012 were primarily because of increased expenses incurred in developing our Web technology and establishing the necessary infrastructure to launch our services.

Net Loss

We are currently operating at a loss and we have a net loss of $198,701 for the three months, respectively, ended April 30, 2013. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has not had significant revenue since 2005 and will need to raise capital to further its operations. We do not expect to be able to satisfy our cash requirements to continue to operate over the next twelve months unless we obtain additional funding or our revenues significantly improve. If the market does not begin to improve, we will need to raise additional funds to continue to operate as a “going concern.” There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of April 30, 2013, we had cash of $123,413.  However, due to the current instability of the credit market and our limited history with limited revenue, we may require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

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

As to the following serious conditions:

1)	As of April 30, 2013, we had cash of $123,413;
2)	We received $50,000 from the sale of a promissory note, $5,000 from a short term non-interest bearing note, and $75,000 from a bridge loan during the quarter ended April 30, 2013;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

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

Our auditors have raised substantial doubt as to our ability to continue as a “Going Concern” as we have generated minimal revenue since 2005 and at April 30, 2013 and January 31, 2012, the Company had accumulated losses of $10,021,536 and $9,590,644, respectively. Our continued existence is dependent on our ability to generate sufficient cash flow from operations to support our daily operations, as well as, to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

On April 30, 2013, the Company accepted a Bridge Loan in the amount of $75,000, the terms of which were not finalized prior to the April 30, 2013, Balance Sheet date.

At April 30, 2013 and January 31, 2012, the Company had accrued interest of $148,698 and $27,332, respectively, under these convertible note agreements.

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

Subsequent Events

On May 9 2013, the Company granted 1,000,000 shares of restricted common stock to its two executive officers.  The Company retains the first right of refusal to purchase these restricted shares ("subject shares") the two executive officers for the share price minus $2.00 ("First Refusal Discount Amount") within three business days of either of the two executive officers notifying the Company of a bona fide offer to buy the subject shares by a third party.

Exchange Transaction

As previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Current Report”), on May 30, 2013, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Moneytech Limited, an Australian Corporation (“Moneytech”), Marco Garibaldi (“Garibaldi”), Edward DeFeudis (“DeFeudis”) and Hugh Evans (“Evans”), pursuant to which the shareholders of Moneytech (the “Moneytech Shareholders”), will transfer to the Company all of the shares of Moneytech  in exchange for the issuance of up to 5,300,000 shares of the Company’s common stock (the “Exchange Transaction”). Following the Exchange Transaction, Moneytech will be a wholly-owned subsidiary of the Company.

The consummation of the Exchange Transaction is subject to the acceptance of the Exchange Transaction by shareholders of Moneytech holding not less than 90% of the outstanding shares of Moneytech and certain other conditions customary to the closing of similar transactions.  It is contemplated that the requisite approval of Moneytech shareholders will be obtained by June 15, 2013 (the “Closing Date”). Each of the Company and Moneytech has the right to terminate the Exchange Agreement if the Exchange Transaction has not been consummated by June 15, 2013, provided it is not then in material default of its obligations under the Exchange Agreement.

There are currently 4,061,632 shares of common stock outstanding.  The Company anticipates that prior to or at about the time of the consummation of the Share Exchange it will issue or authorize for issuance: (i) 300,000 shares issuable upon exercise of options to be granted to a service provider; (ii) 600,000 shares to be issued in consideration for the cancellation of certain debt currently outstanding; and (iii) 338,368 shares to be issued to certain service providers.  Thus, if the shareholders of Moneytech are issued 5,300,000 shares of Source Stock, upon consummation of the Share Exchange there will be 10,600,000 shares of common stock outstanding on a fully diluted basis, without giving effect to an option for 20,000 shares exercisable at a price of $10.00 per share.

Following the consummation of the Exchange Transaction, the Company will offer a range of innovative financial products and services to businesses and consumers in the United States and Australia through its principal operating subsidiaries, Moneytech USA, Moneytech Australia, and WikiTechnologies.

Series B Preferred Shares

As previously disclosed in the Current Report, on June 4, 2013, the Certificate of Designation (the “Certificate of Designation”) of the Company’s Series B Preferred Stock (“Series B”) was filed with the Delaware Secretary of State. The Certificate of Designation permits any potential holders of the Series B to maintain control over the Company’s Board of Directors.

Under the terms of the Series B Certificate of Designation authorizing, the holder(s) of the Series B have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Shareholders”) with each vote per Series B Preferred Share equal to 1,000 shares of common stock. After June 30, 2018, the Series B Preferred Shares shall have no voting rights and shall be redeemable by the Company for the sum of one tenth of a cent ($0.001) per Series B Preferred Share.  The Series B Preferred Shares will not have any conversion rights and shall not be entitled to receive any dividends, distributions, or other economic or financial interest in the Company, and in the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series B Preferred Shares shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus of any nature, the sum of one tenth of a cent ($0.001) per Series B Preferred Share, after payment to the Common Shareholders and the holders of any other series or class of the equity securities of the Company ranking senior to the common stock.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2013:

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. We plan to address the other control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2012, a shareholder signed a “Note Purchase Agreement”, where he agreed to invest up to $600,000 in the Company, on an as needed basis.  The conversion price for all notes in conjunction with this agreement, entitle him to convert these notes into the Company’s common stock at $1.75 per share.  Additionally, this agreement stipulates that he would not be able to convert the outstanding balance of these notes into more than 60,000,000 shares of common stock.

On February 13, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $45,000.

On February 21, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $175,000.

On April 2, 2013 the Company issued the shareholder a convertible note subject to the terms and conditions of the Note Purchase Agreement for $170,000.

The issuances of the notes were exempt from registration, pursuant to Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). The securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of the security by us did not involve a public offering. None of the offerings were considered a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholders had the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

SOURCE FINANCIAL, INC.

Date: June 14, 2013	By:	/s/ Edward DeFeudis
Edward DeFeudis
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principle Executive Officer, and Principal Financial Officer)