Form 10-Q/A
period 2013-04-30
SOURCE FINANCIAL, INC.
filed 2013-06-26
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
(Amendment No. 1)
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 25, 2013, there were 4,061,637 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Source Financial, Inc. (the “Company”), is filing this Amendment Number 1 (the “Amendment”) to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2013 (the “Original Filing”).

The Company is filing this Amendment to correct the Company’s I.R.S. Employer Identification Number and amount of shares issued and outstanding on the cover page of the Original Filing.

No changes have been made to the Original Filing other than to add the information as described above.  This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

SOURCE FINANCIAL, INC.

Date: June 25, 2013	By:	/s/ Edward DeFeudis
Edward DeFeudis
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principle Executive Officer, and Principal Financial Officer)