Form 10-Q/A
period 2013-04-30
SOURCE FINANCIAL, INC.
filed 2013-08-05
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
(Amendment No. 2)
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

Level 6/97 Pacific Highway
North Sydney NSW2060
Australia
(Address of principal executive offices) (Zip Code)
_______________

(310) 443-9246
(Registrant’s telephone number, including area code)
_______________

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Source Financial, Inc. (the “Company”), is filing this Amendment Number 2 (the “Amendment”) to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2013 (the “Original Filing”) to more fully explain the rights of first refusal in favor of the Company with respect to the 1,000,000 shares granted to each of Mr. Garibaldi and Mr. DeFeudis, 2,000,000 shares in the aggregate, as set forth in Note 7. Subsequent Event to its Financial Statements included in the Form 10-Q.

In addition, the Company has included in the exhibits to its Report on Form 10-Q, the Restricted Stock Agreements pursuant to which Mr. DeFeudis and Mr. Garibaldi received their shares.

Further, the Company has amended Item 5 to the 10-Q to correct certain information regarding its outstanding common stock which was mis-stated in its Report on Form 10-K for the year ended January 31, 2013, which was filed on May 1, 2013.

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

Management has evaluated the subsequent events through the date the financial statements were issued and these included:

On May 9, 2013, the Company issued to Edward DeFeudis 1,000,000 shares of its common stock and to Mario Garibaldi 1,000,000 shares of its common stock, 2,000,000 shares in the aggregate. The shares were issued to each of Mr. DeFeudis and Mr. Garibaldi pursuant to substantially identical Restricted Stock Agreements. The Restricted Stock Agreements provide that the shares are subject to a right of first refusal in favor of the Company whereby should either of Mr. DeFeudis or Mr. Garibaldi desire to sell all or any portion of his 1,000,000 shares, he would have to offer to sell them to the Company at a price equal to the price offered by a third party (or at which the shares can be sold over the counter) minus $2.00 (the "First Refusal Discount Amount"). For example, if a third party were to offer to purchase 100,000 shares from either of Mr. DeFeudis or Mr. Garibaldi at a price of $3.00 per share, he would have to offer such shares to the Company at a price of $1.00 per share. Likewise, if Mr. DeFeudis or Mr. Garibaldi wanted to sell any of his 1,000,000 in the public market at a time when the shares were trading for $3.00 per share, he would first have to offer to sell them to the Company for $1.00 per share.

On May 30 2013, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with Moneytech Limited, an Australian Corporation (“Moneytech”), Marco Garibaldi, Edward DeFeudis, Hugh Evans, and the shareholders of Moneytech under which the Company agreed to issue up to 5,300,000 shares of common stock to the shareholders of Moneytech in exchange for their shares of Moneytech (the “Exchange Transaction”). The consummation of the Exchange Transaction is subject to the acceptance of the Exchange Transaction by shareholders of Moneytech holding not less than 90% of the outstanding shares of Moneytech and certain other conditions customary to the closing of similar transactions. It is contemplated that the requisite approval of Moneytech shareholders will be obtained by June 15, 2013. Each of the Company and Moneytech has the right to terminate the Exchange Agreement if the Exchange Transaction has not been consummated by June 15, 2013, provided it is not in material default of its obligations under the Exchange Agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

In Item 12 to its Annual Report on Form 10-K for the year ended January 31, 2013, filed on May 1, 2013, the Company stated that Marco Garibaldi owned 461,000 shares of the Company's common stock, inclusive of 65,000 shares owned by Situation X, LLC, of which he is the beneficial owner, and over which he has sole dispositive power.

As of March 21, 2013, the date as of which share ownership was reported in the Company's Annual Report, Mr. Garibaldi owned 467,212 shares of the Company's common stock. Mr. Garibaldi had omitted 6,212 shares from the number he reported to the Company.

As a result of the share issuance referred to in Note 7 to the Financial Statements included herein, Mr. Garibaldi now owns 1,467,212 shares of the Company's Common Stock and Mr. DeFeudis owns 1,493,725 shares of the Company's common stock.

Item 6. Exhibits

(a) Exhibits

10.1	Restricted Stock Agreement between the Company and Edward DeFeudis dated May 9, 2013
10.2	Restricted Stock Agreement between the Company and Marco Garibaldi dated May 9, 2013
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.2 to its report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCE FINANCIAL, INC.

Date: August 5, 2013	By:	/s/ Hugh Evans
Hugh Evans
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principle Executive Officer, and Principal Financial Officer)