Form 10-K
period 2013-06-30
SOURCE FINANCIAL, INC.
filed 2013-10-15
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 033-26828

SOURCE FINANCIAL, INC.
 (Exact name of registrant as specified in its charter).

Delaware	80-0142655
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Level6/97 Pacific Highway North Sydney NSW 2060 Australia
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: +61 2 8907-2500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended December  31, 2012: $1,744,054

As of October 15, 2013, the registrant had outstanding 9,961,637 shares of common stock.

Documents Incorporated by Reference: None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this prospectus, including the exhibits hereto.

Any or all of our forward-looking statements in this Report may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the cautionary statements that are included elsewhere in this report.  In particular, you should consider the numerous risks described in Item. 1A of this Report under the caption “Risk Factors.”.  Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•	“AUD” or AU Dollar” refer to the legal currency of Australia;
•
the “Company,” “we,” “us,” and “our” refer to the combined businesses of Source Financial, Inc., a Delaware corporation, and its subsidiaries, Moneytech Limited, an Australian company (“Moneytech”) and its subsidiaries,  WikiTechnologies, Inc., a Delaware corporation (WikiTechnologies”), and Moneytech USA, Inc., a Delaware corporation.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Series B Shares” refers to the Company’s Series B Preferred Stock; and
•	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

All share and per share information in this Annual Report on Form 10-K give effect to a 1-for-100 reverse stock split of our common stock that became effective on March 21, 2013.

ii

PART I

Item 1.  Business.

Acquisition of Moneytech

On June 30, 2013, we acquired 100% of the outstanding shares of Moneytech Limited, an Australian company (“Moneytech”), pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Moneytech, Marco Garibaldi (“Garibaldi”), Edward DeFeudis (“DeFeudis”) and Hugh Evans (“Evans”), individually and on behalf of the shareholders of Moneytech (the “Moneytech Shareholders”), in exchange, for 5,300,000 shares of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, Moneytech became our wholly-owned subsidiary and the Moneytech Shareholders acquired shares representing approximately 50% of our outstanding shares of common stock on a fully diluted basis.

In connection with our acquisition of Moneytech, we issued 5,000 shares of our Series B Preferred Stock to Hugh Evans, the Chairman and Managing Director of Moneytech. The holder of the Series B Shares has the right, until June 30, 2018, to (A) elect the majority of our Board of Directors and (B) vote on all other matters presented to the holders of common stock (the “Common Shareholders”), with each Series B Share having a number of votes equal to 1,000 shares of common stock. After June 30, 2018, the Series B Shares will have no voting rights and we will have the right to purchase the Series B Shares at a per share price equal to one tenth of a cent ($0.001).  Thus, as the holder of the Series B Shares and the holder of approximately 46.80% of our voting shares, Mr. Evans has effective control over the composition of our Board of Directors until June 30, 2018.

In connection with the Share Exchange, Marco Garibaldi, our former Chairman and Chief Technology Officer, deposited in escrow 1,120,000 shares of our common stock  (the “Garibaldi Shares”) and Edward DeFeudis, our former President, Chief Executive Officer and Chief Financial Officer, deposited in escrow 1,120,000 shares of our common stock (the “DeFeudis Shares,” together with the Garibaldi Shares, the “GD Escrow Shares”), and we deposited in escrow all outstanding shares of the common stock of WikiTechnologies, Inc. (the “WikiTechnologies Escrow Shares,” and together with the GD Escrow Shares, the “Escrow Shares”).

During the term of the Escrow Agreement, the operations of WikiTechnologies will be directed by Messrs. Garibaldi and DeFeudis.  If during the twelve-month period commencing July 1, 2013 (the “Earn-Out Period”),  WikiTechnologies achieves revenues of $4.2 million, a gross profit percentage of 25% and breaks even (the “Benchmarks”), the Garibaldi Shares and DeFeudis Shares will be returned to Messrs. Garibaldi and DeFeudis and the WikiTechnologies Shares will be returned to us.  If the Benchmarks are not met during the Earn-Out Period, at our option, the Garibaldi Shares and DeFeudis Shares will be cancelled and returned to treasury, and the WikiTechnologies Escrow Shares will be delivered to Messrs. DeFeudis and Garibaldi, and we will no longer own WikiTechnologies.  Further, if, at any point during the Earn-Out Period, we sell WikiTechnologies, cause WikiTechnologies to merge with another entity, or dispose of the assets of WikiTechnologies, or take any other action to compromise the ability of WikiTechnologies to meet the Benchmarks, the Benchmarks will be deemed to have been achieved, and the Garibaldi Shares and DeFeudis Shares will be returned to Messrs. Garibaldi and DeFeudis. Under the terms of the Exchange Agreement, we are under no obligation to take affirmative action to further the objectives of WikiTechnologies, except that we have agreed to seek to raise up to $2,000,000 in a private placement and to allocate one-half of the first $800,000 of net proceeds and the next $200,000 of net proceeds to the business of WikiTechnologies.  In addition, the Exchange Agreement provides that at any time during the Earn-Out Period our Board of Directors in its discretion may determine that we will keep WikiTechnologies and cause the Garibaldi Shares and DeFeudis Shares to be delivered to Messrs. Garibaldi and DeFeudis.

As a result of the consummation of the Share Exchange Agreement, the shareholders of Moneytech in combination with Evans, became our controlling stockholders.  Consequently, the Share Exchange has been accounted for as a recapitalization of Moneytech effected by a share exchange in which for accounting and financial reporting purposes Moneytech is considered the acquirer. Consequently, the historical consolidated financial statements of Moneytech are now our historical financial statements, and the assets and liabilities of Source as of June 30, 2013, have been brought forward at their book value and no goodwill has been recognized.

The following chart reflects our organizational structure as of the date of this Report.

Our principal executive offices for Australia are located at Level 6/97 Pacific Highway, North Sydney NSW 2060, Australia, and our telephone number is +61 2 8907-2500.  Our Internet address is www.sourcefinancial.com.   Information on, or accessible through, our website is not part of this report.

Overview

We provide commercial asset based lending including accounts receivable and trade financing and other financial services to small to medium sized businesses and individuals with a focus on utilizing cutting edge technology to deliver these services. Our services are offered in Australia through Moneytech and its subsidiaries and in the United States through WikiTechnologies.

Moneytech

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has a AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with the structured finance division of one of the four leading Australian banks. Moneytech uses the Wholesale Facility to offer asset backed, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (‘SME’s’) throughout Australia. Moneytech has been in operation for over ten years and has operated profitably in five of the last six years.

To distinguish itself from traditional asset backed lenders, and to manage and facilitate the advance of money to its customers, Moneytech has developed, operates and maintains its own real time core money transfer platform called The Moneytech Exchange. The Moneytech Exchange stores and tracks every invoice and payment entered into the system and automatically communicates with the major Australian transactional banks to settle thousands of transactions per day, in real time. The Moneytech Exchange is fully automated, real time and online. Human intervention only occurs to manage exceptions and provide necessary transaction approvals or authorizations. The Moneytech Exchange provides significant benefits over traditional non-technology based systems such as:

●	Simple, secure two factor authenticated login to initiate transactions through the web;
●	Automatic processing up to pre-approved limits;
●	Same day settlement for all transactions;
●	Real-time reporting for all parties to each transaction, allowing for easy record keeping, reconciliation and auditing; and
●	Parameters can be assigned to each transaction to vary the cost, settlement timeframe and interest rate, depending on the industry, product, payment terms or any other criteria.

Moneytech has invested approximately AUD$10 million developing this technology banking platform and continues to invest in research and development to expand and improve its technology and product suite to maintain and further its competitive position.

Moneytech has delivered year on year revenue growth since its foundation.  In the twelve months ended June 30, 2013 Moneytech funded lines of credit in excess of $270 million, a 67.7% increase from the $161 million in lines of credit provided in the twelve months ended June 30, 2012, and anticipates increased funding and continued growth in new lines of credit in the twelve months ended June 30, 2014. Moneytech has built a portfolio of more than 5,000 high-quality business customers with its existing range of financing solutions and has experienced strong organic growth since inception.

With the addition of growth capital, Moneytech will seek to accelerate its growth by expanding its customer base, decreasing its cost of funds and achieving a greater degree of autonomy over its credit policies in the Australian market and in the United States.

Moneytech is an Australian Financial Services License (“AFSL”) holder and BPAY (bill pay) Authorized PIM (“Payment Institution Member”).

WikiTechnologies

WikiTechnolgies has developed and offers on-line financial services through two platforms: WikiPay, a simple, low-cost alternative to other mobile and online payment solutions; and WikiLoan, a low-cost peer-to-peer lending solution.

WikiPay is a proprietary fee-based mobile Peer-to-Peer payment system that allows mobile and online Peer-to-Peer, Business-to-Consumer, Consumer-to-Business and Business-to-Business payments through its website www.wikipay.com and mobile website m.wikipay.com.  WikiPay empowers users to perform real-time payments, scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications.

WikiLoan is a proprietary fee-based Peer-to-Peer lending site that introduces borrowers who want to borrow $25,000 or less, to those interested in making such loans and provides tools that enable interested lenders to evaluate the creditworthiness of borrowers based upon criteria which include credit scores, existing debt levels and intended use of funds. The WikiLoan website, www.wikiloan.com, offers loan documentation, promissory notes, repayment schedules, email reminders, online account access and online repayment.

Corporate History

Source Financial, Inc., formerly known as Wiki Group, Inc., was incorporated on June 24, 1988 under the laws of the State of Delaware under the name Windsor Capital Corp.

In February 2008, we became an Internet person-to-person lending service as a result of our acquisition from Spider Investments, LLC, of all right, title and interest in and to www.swapadebt.com, a person-to-person lending website, in consideration for shares of our common stock. At the time of the acquisition, Edward DeFeudis was our Chairman, President and CEO, and was a principal in and the managing member of Spider. In connection with the acquisition, we also issued shares of our common stock to a company owned by Marco Garibaldi for services rendered and to be rendered by Mr. Garibaldi. As a result of the transaction, Mr. DeFeudis was the beneficial owner of shares representing approximately 49.8% of our then outstanding common stock, and Mr. Garibaldi was the beneficial owner of shares representing approximately 30.3% of our then outstanding common stock.

On May 4, 2011, we authorized a 10 for 1 forward split of our common stock and increased the number of our authorized shares of common stock to 750,000,000.  On July 31, 2011, we authorized a 1-for-10 reverse stock split and reduced the number of our authorized shares of common stock to150,000,000.

On February 10, 2012, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we acquired all of the outstanding equity of WikiPay, Inc., in exchange for shares of our Series A Preferred Stock (the “Series A Preferred Shares”) convertible into sixty percent (60%) of our then outstanding shares of common stock on a fully diluted basis. At the time of the acquisition, Mr. Garibaldi, our then Chief Executive Officer, was the Chief Financial Officer and a director of WikiPay and the owner of 37% of the outstanding shares of WikiPay, and Mr. DeFeudis, our then Chairman, Chief Financial Officer and a director of our company, was the Chief Executive Officer and a director of WikiPay and the owner of approximately 35% of the then outstanding shares of WikiPay.  Of the shares of Series A Preferred Stock issued pursuant to the Merger Agreement, 37% were issued to Mr. Garibaldi and approximately 35% were issued to Mr. DeFeudis.

On February 6, 2012, we increased the number of our authorized shares of common stock to 250,000,000.

On December 7, 2012 we increased the number of our authorized shares of common stock to 500,000,000.

On March 21, 2013, we effected a 1-for-100 reverse split of our authorized and issued common stock and changed our corporate name to Source Financial, Inc.

On October 3, 2013, we amended and restated our certificate of incorporation to decrease the number of our authorized shares of common stock and preferred stock to 50,000,000 and 1,000,000, respectively.

Our Services

Moneytech Limited

Credit Express

Credit Express offers approved businesses, including retailers, resellers, wholesalers and manufacturers (“Buyers” or “Sellers”), commercial lines of credit and provides them access to the Moneytech Exchange. Through the Moneytech Exchange, Moneytech allows pre-approved Buyers and Sellers to automatically access financing up to pre-approved limits when a Buyer purchases inventory from a Seller. Moneytech’s client may be either the Buyer or Seller, depending upon which party requests the financing and only the party which requests the financing needs to be pre-approved.

Each transaction is conducted electronically and is based on predetermined criteria to ensure that the Moneytech receivable is acceptable to the provider of its Wholesale Facility.  By utilizing Credit Express:

•	Buyers are able to fund the purchase of inventory with Moneytech delivering the proceeds directly to the Seller’s bank account; or
•
Sellers can fund working capital without having to wait for Buyers to pay invoices. After paying the Seller directly for the goods, Moneytech assumes the risk and collects the money from the Buyer, relieving the Seller of collection costs and cash flow challenges.

In recent years, this particular product has become a popular alternative to institutional bank based borrowing.

Confirmed Capital

Confirmed Capital is unique in its accounts receivable/asset backed financing capability in that Moneytech funds 100% of the face amount of invoices on the day each transaction is conducted. This is more flexible than other accounts receivable financiers who typically provide a maximum of 80% of the invoice value and release funds periodically. Furthermore, Moneytech has the ability to electronically track transactions against individual invoices, decreasing Moneytech’s risk of loss and increasing its efficiency.

For both Credit Express and Confirmed Capital, customers have agreed repayment terms (which may include an interest free period) for repayment of the amount advanced by Moneytech.  In addition to an ownership or security interest in the goods which are the subject of a transaction or an interest in the receivable, Moneytech often secures the credit provided by having its customer grant additional liens on all or a portion of its assets.  Moneytech generates profits by charging an interest on the amounts funded above its own cost of funds and by charging service fees on transactions and account management fees.  To the maximum extent possible Moneytech seeks to pass along to its customers at a mark up, every fee incurred by it under the Wholesale Facility.  Further, to the extent the Wholesale Facility requires that Moneytech deposit funds to secure its lender, it requires its customers to fund such deposits.

mPayments Pty Ltd – Payment Processing, Point of Sale and Payment Aggregation Solutions

The Moneytech Exchange, initially developed to facilitate the movement and tracking of money against debtor and trade finance facilities, affords Moneytech a platform to conduct transactions and disburse funds to multiple beneficiaries in real time.  A logical extension of this capability is to employ Moneytech’s technology to facilitate payment aggregation and money movement where existing transactional banking facilities are not adequate or are cost prohibitive or inefficient.  These activities will be conducted by Moneytech’s subsidiary mPayments Pty Ltd (“mPay”), which Moneytech anticipates will become an additional revenue source as businesses and, potentially individual consumers, seek both efficiencies and a point of difference in making payments.  Moneytech has already been engaged to bring a Point of Sale solutions suite (including Gift Cards and BPAY and Parcel Pickup) to Australian newspaper outlets, with a pilot of 6 stores already operational.  There are approximately 5,000 newspaper outlets in Australia which, in addition to newspapers and magazines, distribute cigarettes, snacks and similar items.

Card Solutions

Moneytech is authorized to distribute Visa and ‘eftpos’ (Electronic Funds Transfer at Point of Sale) Gift and Prepaid Cards. To do this, Moneytech has partnered with another Australian bank and Authorized Deposit taking Institution to deliver Gift and Prepaid Card solutions to the market.

In addition, Moneytech recently applied for and secured its own Australian Financial Services License (“AFSL”) allowing it to further develop its financial services business and product suite. Moneytech now has the ability to issue Non Cash Payment Products (which includes gift and prepaid cards, loyalty and rewards programs) in its own right for the benefit of its business partners. As an example, in 2012, Moneytech was engaged by a major computer reseller to manage and distribute a Gift Card cash back rewards program. The customers were offered a Gift Card as an incentive for purchasing certain laptops. This program resulted in the issuance and distribution of over 30,000 Gift Cards in a 6 month period.

Moneytech’s mPay and Card Solutions businesses both represent significant growth opportunities without the credit risk associated with Credit Express and Confirmed Capital.  Moneytech will earn a fee on all cards issued or each transmission of funds, representing significant revenue opportunities.  Moreover, the technology necessary for these businesses has been completed.  Commercialization of these products will begin in earnest once Moneytech has obtained the necessary funds.

360 Markets Pty Ltd: Foreign Exchange Services

Moneytech recently secured its entry into the Foreign Exchange market by investing in 360 Markets Pty. Limited (“360 Markets”). 360 Markets is a foreign exchange business started in 2010 by a senior foreign exchange dealer previously employed by the Commonwealth Bank of Australia, the largest Australian commercial bank.

The significance of the relationship between Moneytech and 360 Markets is exemplified by the number of Moneytech’s existing clients that desire (as part of their business operations funded by Moneytech) to pay overseas suppliers/manufacturers in currency other than Australian Dollars. 360 Markets, as an Authorized Representative of Moneytech, has the capacity to offer Moneytech’s existing clients’ foreign exchange solutions as well as sourcing a suite of new clients and opportunities.

Given the growth in international trade, there are significant synergistic growth opportunities given the parallel relationship between 360 Markets (as an FX provider) and Moneytech (as a financial services provider). 360 Markets will also provide a natural hedge against any funds Moneytech might borrow outside of Australia. Moneytech intends to devote a significant portion of its marketing efforts to developing this branch of its business.

WikiTechnologies

WikiPay

WikiPay is a proprietary fee-based mobile Peer-to-Peer payment system that allows mobile and online Peer-to-Peer, Business-to-Consumer, Consumer-to-Business and Business-to-Business payments through its website www.wikipay.com and mobile website m.wikipay.com.  WikiPay empowers users to perform real-time payments, scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications.

WikiPay is available to users in all 50 United States and enables consumers, banked or unbanked, with a PC or mobile device to send money, anytime, anywhere.

WikiPay is targeted at the under-banked population in the United States, estimated to be 70 million people who currently utilize check cashing and other money transfer alternatives.  WikiPay was created to take advantage of the emerging trends in mobile phone use, text messaging, banking, electronic payment systems and direct marketing.  Mobile phone adoption of payment systems has been swift and widespread and continues to grow and we believe that offering users financing and payment options via mobile phone is the way forward.

On April 19, 2013, we signed a contract with a business developer to integrate the WikiPay product suite into its Point-of-Sale technology which will be distributed to a network of more than 30,000 bodegas throughout the United States.

WikiLoan

WikiLoan is a proprietary fee-based Peer-to-Peer lending site that introduces borrowers who want to borrow up to $25,000 to lenders interested in making such loans, and provides tools that enable interested lenders to evaluate the creditworthiness of borrowers based upon criteria which include credit scores, existing debt levels and intended use of funds. The WikiLoan website, www.wikiloan.com, offers loan documentation, promissory notes, repayment schedules, email reminders, online account access and online repayment.

WikiLoan borrowers generally seek loans of from $500 and $25,000, with the average loan likely to be between $5,000 and $7,500.  WikiLoan lenders generally seek returns in the range of 10.0% to 16.0%.

WikiTechnologies provides identity and credit verification of borrowers and allows lenders to select the types of borrowers they wish to consider for loans. The process of credit, background and identity checks, processing of loan applications, tracking of loan payments, and other related functions are handled on an automated for fee basis, which allows WikiTechnologies to operate with low overhead costs and generate significant operating margins on each transaction.

Facilitators of Peer-to-peer loans, such as us, profit from the fees they charge borrowers and lenders to make and service the loan, and not from a particular loan's interest rate. These companies also provide services such as checking a borrowers' credit rating and contracting with third parties to collect on defaulted loans. The Company charges borrowers a $24.95 “Borrower Application Fee”.  Lenders pay an annual “Lender Administration Fee” of $9 per loan of which they are a lender.  Users of the website will also pay a $0.99 “EFT/ACH Transfer Fee” for all ACH transactions.  While these fees constitute the initial revenue model, we believe it is highly likely that the Company will develop additional revenue streams in the future, including but not limited to website advertising, credit card and auto loan origination and/or referral fees.

Our Markets

Moneytech operates in the commercial financial services market in Australia, targeting small to medium businesses (revenues between $1million and $100 million) for their asset backed lending solutions (including trade and accounts receivable finance) generally seeking loans of up to $5 million.  Any business involved in the provision of products or services to other businesses which requires funds to grow or that is not satisfied with its existing finance provider is a candidate for a Moneytech financial solution.  Businesses sourcing their products overseas for resale to business in Australia are a particularly good fit, as Moneytech is able to assist them with the payment of their overseas supplier, the hedging and conversion into a foreign currency, and the conversion of their receivables into cash.

Moneytech believes that banks and other financial institutions in Australia are continuing to tighten their lending criteria and increasing the minimum size of the loans they are willing to make, creating opportunities for Moneytech to offer its services to an increasing number of potential borrowers.

We developed “WikiPay” to compete worldwide in the $240 billion annual mobile payment industry.  WikiPay’s initial target market includes Internet users in the U.S. We intend to expand WikiPay into the international market, where mobile usage has significantly outpaced online usage. Many consumers in developing countries have few options for banking and communications services and rely entirely on wireless devices and carriers for communication. A growing segment of the U.S. population does not have access to bank-type services and uses alternative services to facilitate transfers and payments.

We developed “WikiLoan” to compete worldwide in the Peer-to-Peer Lending industry. Peer-to-peer banking systems eliminate the overhead and inefficiencies of traditional banks. Peer-to-peer lending, also known as person-to-person lending or social lending, is defined as the undertaking of financial transactions, primarily comprised of lending and borrowing, that is executed directly between individuals or “peers” without the intermediation or participation of a traditional financial institution.  For many individual borrowers, some of whom possess little or no collateral or have unfavorable credit scores, peer-to-peer lending offers one of the only opportunities to access needed capital.  Person-to-person lending involves individual borrowers seeking loans from ordinary people looking to invest their money by lending it to other individuals.

Sales and Marketing

Moneytech

To date Moneytech has grown its credit line portfolio largely by word of mouth recommendations from its customers to other businesses.  Only recently has Moneytech hired a business development officer (BDO), formerly with Commonwealth Bank of Australia, to actively seek out potential borrowers.  This BDO will work with providers of products and services to small and medium businesses, such as traditional banks, lawyers and accountants to develop a referral network. As financing becomes available we will engage in select media advertising in key metropolitan markets and increase our internet advertising.

The Moneytech Exchange has been developed to the point where Moneytech can offer its customers funds transfer services (mPay)’s, debit and gift cards solutions and foreign exchange services.  Moneytech has begun to offer these services on a limited basis and will seek to increase its marketing of these services as the necessary funds become available.   In determining which product to market, we will analyze the market potential for each of these products to determine which can more readily achieve positive cash flow and allocate our marketing dollars accordingly.

Wiki Technologies

WikiTechnologies seeks to market its products and services to the ultimate consumer through strategic alliances with companies that have user bases both in the United States and abroad. The Company also relies upon merchant aggregators, companies who service large numbers of merchants, such as bodegas, to demonstrate its products to those of their merchant/customers who could benefit from lower costs and better access to their customers to improve customer service, increase cross-selling opportunities, improve speed of collections and, as a result, increase customer retention.

In addition to its efforts to form strategic alliances, as funds become available, WikiTechnologies will launch an online advertising campaign with a combination of banner ad placements on popular websites and listings on major search engines.  If sufficient funding becomes available, the marketing effort will expand to include press releases, television interviews, newspaper and magazine articles, and features in online banking and financial information websites.

Competition

Moneytech

The commercial finance and financial service industry in Australia has traditionally been dominated by the Big 4 Australian banks— Commonwealth Bank, Westpac Banking Corporation, Australia and New Zealand Banking Group and National Australia Bank. More recently, these banks have been decreasing the loans and other financial services provided to smaller businesses, preferring to service larger customers or act as the lender to companies such as Moneytech which then deal directly with smaller businesses.  Nevertheless, the competition to provide financing to small and medium sized businesses remains intense. Competitive factors vary depending upon the financial services products offered, the nature of the customer and geographic region. Competitive forces may limit our ability to charge our customary fees and raise fees to our customers in the future. Pressure on our margins is intense and we cannot assure you that we will be able to successfully compete with our competitors. We are currently an insignificant competitor in our industry, which includes national, regional and local independent banks and finance companies and other full service financing organizations. Many of these competitors are larger than we are and have access to capital at a lower cost than we do.

WikiTechnologies

WikiPay; WikiLoan

There are numerous money center, regional and independent banks within and without the United States that offer their customers the ability to transfer funds online or through mobile devices.  It should be assumed that it will be very difficult to attract customers of these institutions to make significant, if any, use of WikiPay.

In addition, there are numerous large well-known businesses throughout the world that offer the “unbanked” population the ability to cash checks, pay bills and send money overseas.   These include such well capitalized businesses as Western Union and Moneygram International, Inc.  More recently, various internet based companies have developed various services for the payment of bills and transfer of funds online and through mobile devices, among the more well known providers of such services in the United States are PayPal, a wholly owned subsidiary of eBay, and Obopay.  The products and services offered by these companies have various features intended to provide a competitive edge.  In the case of Paypal and Obopay, each requires the customer to have a credit card, debit card or arrange for a bank debit to fund the account.  In addition, there are numerous companies outside the United States that have developed applications to allow consumers to transfer money through their mobile phones.

WikiPay is currently an insignificant competitor in the funds transfer business.  Many of its competitors are larger enterprises or divisions of significantly larger well known companies having greater financial, marketing, technical and human resources and name recognition than us.

There are numerous companies that offer products and services competitive with WikiLoan.  Included among these are Lending Club, Lending Tree, Prosper Marketplace and Zopa.  In addition, to the extent WikiLoan is viewed as a service which matches potential borrowers and lenders, it competes with word of mouth and other traditional ways in which borrowers have found lenders and investors have found suitable investments.

Most of these companies are larger enterprises or divisions of significantly larger companies having greater financial, marketing, technical and human resources and name recognition than us.

Government Regulation

Australia

To management’s knowledge, receivables and purchase order financing in the style provided by Moneytech in Australia is not a regulated industry in Australia, as Moneytech does not make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions instead of a true purchase of accounts receivable, then various local laws and regulations would become applicable to our activities and could limit the fees we are able to charge our customers and may subject us to  penalties.  If laws applicable to lenders were to be applied to our activities, they would:

•	regulate our credit granting activities, and subject us to various licensing requirements applicable in various jurisdictions,
•	require disclosures to customers,
•	govern our collections policy and our activities to realize upon our security,
•	set or require modifications to our collection, foreclosure, repossession and claims handling procedures and other trade practices,
•	prohibit discrimination in the extension of credit, and
•	regulate the use and reporting of information related to a client’s credit experience and other data collection.

This could have a material adverse effect on our business, financial condition, liquidity and results of operations.  See “Risk Factors.”

United States

WikiTechnologies’ payments business is subject to various laws and regulations throughout the world, including those governing funds transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending. Some of these regulations impose recordkeeping requirements and require that we report suspicious transaction involving amounts as low as $2,000.  The legal and regulatory requirements that apply to our payments business vary in the markets where we operate. While we strive to comply with applicable laws and regulations, there can be no assurance that we will not be subject to criminal indictment, fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply with laws and regulations as they currently exist or may be promulgated in the future.

Wikipay is a Money Service Business, which we operate as an authorized agent of PreCash. Inc.  PreCash, Inc. is a licensed money transmitter headquartered in Houston, Texas.  To date, as an agent of PreCash, we have obtained licenses to operate as a money transmitter in 43 U.S. states and the District of Columbia. As a licensed money transmitter, we are subject to restrictions on our investment of customer funds, reporting requirements, bonding requirements, and are subject to inspection by state regulatory agencies. If we were found to be in violation of money services laws or regulations, we could be subject to fines, have restrictions placed on our operations be forced to cease doing business with residents of certain states, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us or require that we change our business practices. Any change to WikiPay's operations that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could further harm our business.

Although there have been no definitive interpretations to date, WikiPay has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, WikiPay is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. WikiPay seeks to pass most of these losses on to the relevant merchants, but WikiPay incurs losses if the merchant does not have sufficient funds in its WikiPay account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees.

To management’s knowledge, WikiLoan is not a regulated business; as we only provide loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.  We do not make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions by a court of law, then various state laws and regulations would become applicable to us and could limit the fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations.  These laws would also:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions,
•	require disclosures to customers,
•	govern secured transactions,
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices,
•	prohibit discrimination in the extension of credit, and
•	regulate the use and reporting of information related to a seller’s credit experience and other data collection.

Intellectual Property

Our intellectual property, which includes software and trade secrets, trademarks, copyrights and domain names, software and trade secrets, is key to our success. We have expended significant amounts developing the software which constitutes the Moneytech Exchange, WikiPay and WikiLoan.  We have obtained no significant patents protecting these or our other products but rely upon trade secret laws in Australia and the United States.  We routinely seek to protect our proprietary rights by entering into confidentiality and non-disclosure agreements with our employees, contractors, customers and other parties with whom we conduct business in order to protect our proprietary information.

In addition to our software we have developed and use trademarks registered in Australia and the United States, particularly relating to corporate, brand and product names.   Registration of a trademark in Australia, as in the United States, affords the owner nationwide exclusive trademark rights in the registered mark in the country of registration and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.   We continue to seek to develop goodwill and brand recognition for our trademarks in Australia and the United States, and we intend to register additional trademarks in foreign countries where our products or services are or may be sold or used in the future.   We cannot assure you, however, that our current trademarks or any trademarks we may use or register in the future will afford us any significant competitive advantage.

In recent years, many software companies have filed applications for patents covering their technologies. Many of these patents have yet to be litigated. Other competitors may develop technologies that are similar or superior to our technology and may receive and seek to enforce patents on such technology. We are not aware of any issued or pending patents that may be asserted against us.

Research and Development

To date we have invested approximately AUD$10 million developing the Moneytech Exchange. We continue to invest in research and development to expand and improve our technologies and product suite in order to maintain and further our competitive advantage.

Employees

As of October 14, 2013, we had a total of 17 full time employees, 1 part time employee, 8 full-time contractors and 4 part-time program developers based in India.  Of the 17 employees, 13 full time employees and the one part time employee were engaged in our Australian operations and 3 were devoted to WikiTechnologies.  Three of the full time contractors are responsible for ongoing development and upgrades of Moneytech’s systems and the balance of the full time contractors along with the part time programmers are continuing the development of and servicing the systems of WikiTechnologies.

None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Item 1A.   Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Report, including our consolidated financial statements, and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before investing in our common stock. The occurrence of any of the conditions described in the following risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flow. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Adverse economic conditions in Australia, the United States and worldwide may negatively impact our results.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown, delinquencies, defaults, and losses, generally increase while collections decrease. These periods may also be accompanied by increased unemployment rates and decreased consumer demand, which negatively impact businesses being lent to, weakening the collectability of the purchase orders we finance, increasing the risk that an event of default from one of our customers will eventuate in a loss. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. Furthermore, our business is significantly affected by monetary and regulatory policies of the Reserve Bank of Australia, the Australian Federal Government and its agencies, the U.S. federal government and the US Federal Reserve. Changes in the policies of the institutions are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors.

The process we use to estimate losses inherent in our credit exposure requires complex judgments, including analysis of individual industries, forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets.

Our business could be negatively impacted if our access to funding is reduced.

We have available an AUD$50 million Wholesale Facility with an Australian “Big Four” bank which is renewed annually on an agreed anniversary date.  The next anniversary date is December 31, 2013. We have indicated to the Bank our desire to renew the facility and are awaiting the Bank’s determination. We cannot guarantee that the RPA will be renewed on the current maturity date or thereafter, on reasonable terms, or at all. We require additional capital or the expansion of our borrowing capacity to substantially increase the aggregate amount of credit lines we provide. The availability of additional financing depends, in part, on factors outside of our control, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the availability of financing or the liquidation of certain assets.

Downsizing the scale of our business would have a material adverse effect on our financial position, liquidity, and results of operations.

Our business could be negatively impacted if we no longer receive grants from the Australian Government.

A significant portion of the amounts paid to develop the Moneytech Exchange represents funds received from the Australian Government pursuant to a research and development grant program.  As we grow, we may no longer be eligible for such grants.  The inability to receive grants in the future commensurate with those received in the past could force us to reduce the amounts spent on research and development and could adversely affect our business and our financial results.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness and are dependent upon our Wholesale Loan Facility.  Our Facility imposes various constraints on the operation of our business, reduces operational flexibility and creates default risks. Our receivables purchase facility contains a cash reserve requirement which requires us to deposit money in a bank account in accordance with an agreed upon formula. We are required to hold these funds in restricted cash accounts to provide additional collateral for borrowings under the borrowing facilities. Additionally, the receivables purchase facility contains various covenants requiring in certain cases minimum financial ratios, asset quality, and portfolio performance ratios. Generally, these limits are calculated based on the as a whole, however for certain obligors delinquency, net loss and dilution are calculated with respect to the individual obligor.

Failure to meet any of these covenants could result in an event of default under the Facility. If an event of default occurs under the Facility, the lender could elect to declare all amounts outstanding to be immediately due and payable, enforce its interest against collateral pledged under the Facility or restrict our ability to obtain additional borrowings under the Facility.

If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

We purchase accounts receivable primarily from and make purchase order advances primarily to small to medium companies, which present a greater risk of loss than purchasing accounts receivable from and purchase order advances to larger companies.

Our portfolio consists primarily of accounts receivable and purchase order advances from small to medium businesses with annual revenues ranging from $5 million to $50 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to continue as a going concern. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.  In part because of their smaller size, our clients may:

•	experience significant variations in operating results;
•	have narrower product lines and market shares than their larger competitors;
•	be particularly vulnerable to changes in customer preferences and market conditions;
•	be more dependent than larger companies on one or more major customers or suppliers, the loss of which could materially impair their business, financial condition and prospects;
•	face intense competition, including from companies with greater financial, technical, managerial and marketing resources;
•
depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects;   and

•	have less skilled or experienced management personnel than larger companies.

Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit our ability to collect on the client’s purchased accounts receivable or purchase order advances, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets.

Our financial condition, liquidity, and results of operations depend on the credit performance of the credit facilities we provide to our customers.

While our underwriting guidelines were designed to establish that the obligors on the receivables we purchase represent a reasonable credit risk, the receivables we purchase nonetheless are likely to experience higher default rates than a portfolio of obligors comprised of large companies. In the event of a default, the most practical alternative may be to engage in collection action against the obligor or, if permitted under the terms of our agreement, the customer who sold the receivable to us. The realizable value of a receivable may not cover the outstanding account balance and costs of recovery, and if collection of the receivables does not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables.

Our allowance for loan losses and impairments may prove to be insufficient to absorb probable losses inherent in our portfolio.

We maintain an allowance for bad or doubtful debts that we believe is appropriate to provide for probable losses inherent in our portfolio. The determination of the appropriate level of the allowance for bad or doubtful debts and impairment reserves inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting clients, new information regarding our clients or their obligors, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Furthermore, growth in our funding book generally would lead to an increase in the provision for loan losses. If the net write-offs exceed the allowance for bad and doubtful debt, we will need to make additional provisions to increase the allowance for bad and doubtful debt. There is no accurate method for predicting losses, and we cannot assure you that provision for bad and doubtful debts will be sufficient to cover actual losses. Any increases in the allowance for bad and doubtful debts will result in a decrease in net income and may have a material adverse effect on us.

Poor portfolio performance may trigger credit enhancement provisions in our Receivables Purchase Agreement.

Our RPA has delinquency, net loss ratio limits, dilution and Day Sales Outstanding limits that, if exceeded, would increase the level of credit enhancement requirements for that facility and redirect all excess cash to our lender. Generally, these limits are calculated based on the aggregate portfolio performance across all clients; however, delinquency, net loss ratios and dilutions are calculated with respect to some individual obligors.

If, at any measurement date, a trigger was hit with respect to any financing, provisions of the financing agreements would increase the level of credit enhancement requirements for that financing and redirect all excess cash to the credit provider. During this period, excess cash flow, if any, from the Facility would be used to fund the increased credit enhancement levels rather than being distributed to us. Once an impacted trust reaches the new requirement, we would return to receiving a residual distribution from the trust

There is a risk that in the event portfolio performance was not adequate, triggering credit enhancement criteria, and that there was not sufficient cash-flow from our business to satisfy the increase in enhancement required, that our credit provider could cease its support of our business which would have a materially adverse effect on our business,

Competition may adversely impact our results, especially in Australia.

The financial services sector in which we operate is highly competitive and could become even more so, particularly in those segments which are perceived as providing higher growth prospects.  Factors contributing to this include industry deregulation, mergers and acquisitions, changes in customers’ needs and preferences, entry of new participants, development of new distribution and service methods and increased diversification of products by competitors.  For example, changes in the financial services sector have made it possible for non-bank financial institutions to offer products and services traditionally provided by banks, such as automatic payment systems, mortgages and credit cards.

The effect of competitive market conditions may have a material adverse effect on our financial performance and position, especially in Australia.  For example, increasing competition for customers can lead to a compression in our net interest margin, or increased advertising and related expenses to attract and retain customers.

The asset backed lending market is served by a variety of entities, including, banks, credit unions, and independent finance companies. Our competitors may provide financing on terms more favorable to customers than we offer. Many of these competitors also have long-standing relationships with potential clients.

We anticipate that we will encounter greater competition as we expand our operations.

The market for providing loans and other financial services to small to medium size businesses is highly competitive and we expect that competition will increase. Current competitors have significantly greater financial, technical and marketing resources than we do. We expect that more companies will enter this sector of the financial services market. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business.

Changes in interest rates may adversely impact our profitability and risk profile.

Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on new facilities either increases or decreases because the rates we charge on the facilities we provide is limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer. Additionally, although the majority of our clients are small to medium businesses and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of facilities we originate.

A security breach or a cyber attack could adversely affect our business.

In the normal course of business, we receive, process and retain sensitive and confidential personal and business information and may, subject to applicable law, share that information with third parties. Our facilities and systems, and those of third parties to which we provide information, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. A security breach or cyber attack of our systems could interrupt or damage our operations or harm our reputation. If third parties or our employees penetrate our network security or otherwise misappropriate our customers’ confidential information or contract information, or if we give third parties or our employees improper access to consumers’ confidential information or contract information, we could be subject to liability. This liability could include investigations, fines, or penalties imposed by regulatory agencies, including the loss of necessary permits or licenses. This liability could also include identity theft or other similar fraud-related claims, claims for other misuses, or losses of personal information, including for unauthorized marketing purposes or claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology both licensed from third parties and developed in house to provide the security and authentication necessary to effect secure online transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks. Our failure to prevent security breaches and cyber attacks, whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business, or otherwise have a material adverse effect on our sales and results of operations.

We depend on the accuracy and completeness of information about our clients and obligors and any misrepresented information could adversely affect our business, results of operations, and financial condition.

In deciding whether to purchase particular receivables or to enter into other transactions with our clients and their obligors, we rely on information furnished to us by or on behalf of our clients and counterparties, including financial statements and other financial information. We also rely on representations made by our clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent third parties. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected, the value of receivables or purchase order loans may be significantly lower than expected. Whether a misrepresentation is made by our client, another party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Any such misrepresented information could adversely affect our business, financial condition, and results of operations.

We are subject to operational risk, which may adversely impact our results.

Operational risk refers to risks arising from day-to-day operational activities which may result in direct or indirect loss. These losses may result from both internal and external events.  We are highly dependent on information systems and technology and there is a risk that these, or the services they use or depend on, might fail.  Our daily operations are computer based.   The exposure to systems risks includes: complete or partial failure of information technology systems; inadequacy of internal or third party information technology systems due to, among other things, failure to keep pace with industry developments; and capacity of the existing systems to effectively accommodate planned growth and integrate existing and future acquisitions and alliances.  Any failure in these systems could result in business interruption, the loss of customers, damaged reputation and weakening of our competitive position and could adversely impact our business and have a material adverse effect on our financial condition and loss of operations.

We also are exposed to failings by third party providers, including outsourcing, to natural disasters, political, security and social events and to failings in the financial services sector.

We may lose the business conducted by WikiTechnologies.

The Share Exchange Agreement gives us the right to return the shares of WikiTechnologies being held in escrow, representing all of the outstanding shares of WikiTechnologies, to Mario Garibaldi and Edward DeFeudis, if during the twelve-month period commencing on July 1, 2013, WikiTechnologies fails to achieve revenues of $4.2 million, a gross profit percentage of 25% and break even (the “Financial Benchmarks”). If WikiTechnologies fails to attain the Financial Benchmarks and we decide to return the shares of WikiTechnologies held in escrow to Messrs Garibaldi and DeFeudis, we would no longer own or have an equity interest in WikiTechnologies and our stockholders would not benefit from any success it might achieve after the date on which it is returned to Messrs. Garibaldi and DeFeudis.

We cannot assure you that any business we acquire will benefit from its acquisition by us.

We cannot assure you we will realize any of the perceived benefits to our business from the acquisition of Moneytech. The past performance of Moneytech is not necessarily indicative of future performance. The process of combining the organizations of private companies into a public company such as ours involves certain risks, including exposure to unknown liabilities of the acquired companies, and may cause fundamental changes to their businesses or in their operations. In addition, our operating results may be affected by the additional expenses we incur in integrating Moneytech into our organization and the significant increase in expenses relating to financial statement preparation and compliance with controls and procedures standards established by the Sarbanes-Oxley Act of 2002.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

We intend to continue our growth strategy to (i) expand our portfolio by increasing market penetration and market share through new customer acquisitions and (ii) grow our other businesses such as our payments aggregation and processing business, our gift card business and our foreign exchange business. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions;

•	our ability to obtain adequate financing for our expansion plans;

•
the prevailing laws and regulatory environment of each territory and country in which we operate or seek to operate, and, to the extent applicable, laws and regulations, which are subject to change at any time;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition; and

As part of our growth we expect to experience growth in the number of employees and the scope of our operations. This could result in increased responsibilities for management.

Our future success will be highly dependent upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, and hire sufficient numbers of financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain experienced accounting and financial personnel.

Our future success also depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

Our growth strategies require significant capital investments and may require us to seek external financing, which may not be available on terms favorable to us.

Our business operations and growth strategies require substantial capital investments, the availability of which depends on our ability to generate cash flow from operations, borrow funds on satisfactory terms and raise funds in the capital markets. Our ability to arrange for financing to support our capital expenditures and the cost of such financing are dependent on numerous factors, including general economic and capital markets conditions, interest rates and credit availability from banks or other lenders, many of which are beyond our control. In addition, increases in interest rates or the failure to obtain external financing on terms favorable to us will affect our financing costs and our results of operations. We may not be able to obtain financing in amounts or on terms acceptable to us,

Loss of our management and other key personnel, or an inability to attract such management and other key personnel, could negatively impact our business.

The successful implementation of our strategy depends in part on our ability to retain our experienced management team, particularly Hugh Evans, our President and Chief Executive Officer and key employees, and on our ability to attract appropriately qualified new personnel. Hugh Evans has extensive experience in the small business and consumer internet-based finance industry. He has a proven track record of successfully operating our business. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected. Experienced management and other key personnel in the financial services industry are in demand and competition for their talents is intense. Furthermore, we do not maintain key person insurance on any of our management personnel. Failure to attract and retain qualified employees or the loss of any member of our management may result in a loss of organizational focus, poor operating execution or an inability to identify and execute potential strategic initiatives. This could, in turn, materially and adversely affect our business, financial condition and results of operations.

Our senior management lacks experience managing a public company and complying with laws applicable to a U.S. public company.

Our senior management has no experience in complying with laws and regulations applicable to U.S. publicly-traded companies, including the United States federal and state securities laws and regulations and the U.S. Sarbanes–Oxley Act of 2002. For example, we are required to file periodic and other reports and to comply with U.S. securities and other laws, which did not apply to Moneytech prior to the Share Exchange. These obligations can be burdensome and complicated, and failure to comply with such obligations could have a material adverse effect on our company. In addition, we expect that the process of learning about such new obligations as a public company in the United States will require senior management to devote time and resources to such efforts that might otherwise be spent on the operation of our business.

The obligations associated with being a public company will require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

As a publicly traded company, we are required to file with the SEC periodic reports containing our consolidated financial statements within a specified time following the completion of quarterly and annual periods. As a public company, we incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations, and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our total costs and expenses.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. We use estimates and assumptions in determining the residual values of delinquent receivables. Critical estimates are made by management in determining, among other things, the allowance for loan losses, amounts of impairment, and valuation of income tax assets or tax refunds. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially different from that reported in our financial statements.

Our information technology may not support our future volumes and business strategies.

We rely on our proprietary origination and servicing platforms that utilize database-driven software applications. We employ a team of engineers, information technology analysts, and website designers to ensure that our information technology systems remain on the cutting edge. However, due to the rapid changes in technology, there can be no assurance that our information technology systems will continue to be adequate for our business or provide a competitive advantage.

Our network and information systems are important to our operating activities and any network and information system shutdowns could disrupt our ability to process applications, originate financing facilities, or service our existing portfolio, which could have a material adverse impact on our operating activities. Shutdowns may be caused by unforeseen catastrophic events, including natural disasters, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, difficulties in migrating technology facilities from one location to another, or other similar events. We cannot be certain that our disaster recovery plan will function as intended, or otherwise resolve or compensate for such effects. Failure of our disaster recovery plan, if and when experienced, may have a material adverse effect on our revenue and ability to support and service our customer base.

Failure to protect our intellectual property rights may materially and adversely affect our competitive position and operations, and we may be exposed to infringement or misappropriation claims by third parties.

Our success is in part attributable to the technologies, know-how and other intellectual property that we have developed or acquired. We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and trademark laws to protect our intellectual property rights. There can be no assurance that the steps we have taken to protect our intellectual property rights are adequate to prevent or deter infringement or other misappropriation of our intellectual property. We may not be able to detect unauthorized uses or take appropriate and timely steps to enforce our intellectual property rights. Any significant infringement of our proprietary technologies and processes or our intellectual property rights could weaken our competitive position and have an adverse effect on our operations. To protect our intellectual property rights, we may have to commence legal proceedings or otherwise spend significant amounts of time and money.  We cannot assure you that we will prevail in such proceedings. The occurrence of any unauthorized use of or other infringement to our intellectual property rights, it could result in potential damage to our competitive position.

We may be subject to litigation involving claims of patent or trademark infringement or the violation of intellectual property rights of third parties. The defense of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any litigation or proceedings to which we become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, pay ongoing royalties, or redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies, which could materially and adversely affect our business, financial condition or results of operations. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation, which could adversely affect our business.

Catastrophic events may negatively affect our business, financial condition, and results of operations.

Natural disasters, acts of war, terrorist attacks, and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, and job losses. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect our business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, results of operations and financial condition.

Regulatory Risks

If our business in Australia were to become subject to more extensive regulation under Australian law, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

To management’s knowledge, factoring receivables and purchase order financing are not regulated industries, as we are deemed not to make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions instead of a true purchase of accounts receivable, then various laws and regulations we would become subject to numerous laws and regulations otherwise not applicable to our principal activities in Australia and could limit the fees and other charges we are able to charge our customers and may further subject us to penalties under such regulations.  These laws and regulations would also:

•	regulate our credit granting activities, and require that we obtain additional licenses,
•	require additional disclosures to customers,
•	govern the manner in which we conduct secured transactions,
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices,
•	prohibit discrimination in the extension of credit, and
•	regulate our use and reporting of information related to a seller’s credit experience and other data collection.

This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

If we are  found to be subject to or in violation of any laws or regulations, including those in Australia, the United States and other jurisdictions governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

WikiTechnolgies’ payments business and Moneytech’s planned money transfer business in Australia are subject to the laws and regulations of the United States and Australia, respectively, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending. The legal and regulatory requirements that apply to our payments businesses vary in the markets where we operate. While we have programs focused on compliance with applicable laws and regulations, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future.

Wikipay is a Money Service Business, operating as an authorized agent of PreCash. Inc., a licensed money transmitter headquartered in Houston, Texas.  To date, WikiPay as an agent of PreCash, has obtained licenses to operate as a money transmitter in 43 U.S. states, and the District of Columbia. As a licensed money transmitter, WikiPay is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If WikiPay were found to be in violation of money services laws or regulations, WikiPay could be subject to criminal or civil penalties, be forced to alter its business practices or or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Any change to WikiPay's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could further harm our business.

WikiPay is subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. WikiPay is focused on compliance with these laws and regulations and has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions. In the U.S., WikiPay is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. New regulations on prepaid access programs, which took full effect in March 2012 require WikiPay to take additional steps to verify the identity of customers who pre-fund a WikiPay balance. U.S. regulators have increased scrutiny of compliance with these obligations. Existing and new regulations may require WikiPay to revise further its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.

Although there have been no definitive interpretations to date, WikiPay has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, WikiPay is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. WikiPay seeks to pass most of these losses on to the relevant merchants, but WikiPay incurs losses if the merchant does not have sufficient funds in its WikiPay account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees.

Given that our Payments business is subject to regulations in the manner described above, any determination that we have not properly complied with laws and regulations or any instances in which we are criminally indicted or found to have violated a criminal statute or regulation could adversely impact our regulatory status and our ability to offer our products and services in one or more jurisdictions, which would harm our business.

If WikiTechnologies’ Peer-to-Peer loan platform, WikiLoan, is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

To management’s knowledge, WikiLoan is not a regulated business; as we only provide loan documentation, promissory notes, repayment schedules, email reminders, online account access, and online repayment.  We do not make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions by a court of law, then various state laws and regulations would become applicable to us and could limit the fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations.  These laws would also:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions,
•	require disclosures to customers,
•	govern secured transactions,
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices,
•	prohibit discrimination in the extension of credit, and
•	regulate the use and reporting of information related to a seller’s credit experience and other data collection.

This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The Dodd-Frank Act and the creation of the CFPB in addition to recently issued rules and guidance will likely increase our regulatory compliance burden in the United States and associated costs.

The Dodd-Frank Act introduced a substantial number of reforms that continue to reshape the structure of the regulation of the financial services industry. In particular, the Dodd-Frank Act includes, among other things, the creation of the Consumer Financial Protection Bureau (“CFPB”), which is authorized to promulgate and enforce consumer protection regulations relating to financial products and services.

Risks Related to Our Common Stock and our Status as a Public Company

There is currently a limited trading market for our common stock and an active, liquid trading market for our common stock may not develop, which could adversely affect the liquidity and price of our common stock.

Our common stock is quoted on the OTCQB quotation service. There is currently a limited trading market for our common stock. If an active, liquid trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Commencing January 1, 2014, all of the 5,300,000 shares of common stock issued in the Share Exchange will be eligible for sale under Rule 144, subject to the volume limitations and other conditions of the Rule, and after July 1, 2014, all of the shares issued in the Share Exchange (other than the 2,001,514 shares beneficially owned by Mr. Evans) will be eligible for sale without the restrictions of the Rule, and Mr. Evans shares will continue to be eligible for sale in accordance with the volume limitations and other conditions of the Rule. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate.

Hugh Evans, our President and Chief Executive Officer, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

Hugh Evans, our Chief Executive Officer and President, owns approximately 46.80% of our outstanding voting shares, and consequently has control over our business, including matters requiring the approval of our stockholders, such as election of directors, approval of significant corporate transactions and the timing and distribution of dividends, if any. In addition, his ownership of the Series B Shares entitles him to elect a majority of our directors until July 1, 2018, and as a result Mr. Evans will control our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions.

Mr. Evans may have interests that do not align with the interests of our other stockholders, including with regard to pursuing acquisitions, divestitures, and other transactions that, in his judgment, could enhance his equity value, even though such transactions might involve risks to our other stockholders. For example, Mr. Evans could cause us to make acquisitions that increase our indebtedness. Mr. Evans will have effective control over our decisions to enter into such corporate transactions regardless of whether others believe that any transaction is in our best interests. Such control may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

Since our principal assets are located in Australia, and most of our officers and directors are not residents of the United States, it may be difficult or impossible for you to bring an action against us or against these individuals in Australia in the event that you believe that your rights have been infringed under the securities laws or otherwise, or to enforce any judgments rendered against us or our officers and/or directors.

Our principal assets are located in Australia, and all of our officers and a majority of our directors are not residents of the United States. Therefore, it may be difficult to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered by any courts of the United States against us or these officers and directors. Furthermore, it may be difficult or impossible for you to bring an action against us or against these individuals in Australia in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Australia may render you unable to enforce a judgment against our assets or the assets of our directors or officers that are not residents of the United States. There is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served in Australia. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

Certain provisions of our amended and restated certificate of incorporation may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our board of directors believes would be in the best interests of stockholders.

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. Among other things, our amended and restated certificate of incorporation and bylaws may include provisions that:

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	limit the ability of our stockholders to nominate candidates for election to our board of directors;
•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders; and
•	limit the ability of stockholders to call special meetings of stockholders; and

The foregoing factors, as well as the significant common stock ownership by Hugh Evans, could impede a merger, takeover, or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”), generally affects the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations, or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation.

We currently do not intend to pay any dividends on our shares in the immediate future.

We currently do not intend to pay dividends on our shares.  We cannot give any assurance that we will declare dividends of any amounts, at any rate or at all in the future. Future dividends, if any, will be at the discretion of our board of directors, and will depend upon our results of operations, cash flow, financial condition, the terms of any bank loan, line of credit ot funding agreement to which we are party, as well as our capital needs, future prospects and other factors that our directors may deem appropriate.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in or failure to meet publicly disclosed expectations as to our future performance;
•	downgrades in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•	changes in market valuations or earnings of similar companies;
•	any future sales of our common stock or other securities;
•	additions or departures of key personnel;
•	fluctuations in foreign exchange rates;
•	regulatory developments in Australia affecting us or our competitors; and
•	release or expiry of transfer restrictions on our outstanding shares.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of our common stock.

Item 2.  Properties.

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 270 square meters of office and operations space pursuant to a lease agreement expiring in August 2014, subject to our right to renew for an additional three years.  The annual rent for the premises was initially AUD$125,490 and increases 4% per year.  In addition we occupy an office on Albany Highway, Victoria Park, Western Australia.  The initial term of the lease for this space expires July 31, 2015, at which time we can renew the lease for an additional 2 years.  The rent is AUD $1,375 per month subject to an inflation adjustment on August 1, 2014 and to a reset to market rate if we elect to renew the lease in August 2015.

WikiTechnologies leases an office at 1093 Broxton Avenue, Suite 210, Los Angeles, CA 90024 on a month to month basis.  We pay rent of $1,957 per month to occupy this location.

Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation

Item 3.   Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Price Range of Common Stock

	High	Low
Fiscal Year 2012
First quarter ended September 30, 2011	$35.00	$10.00
Second quarter ended December 31, 2011	$23.00	$9.00
Third quarter ended March 31, 2012	$18.00	$7.00
Fourth quarter ended June 30, 2012	$14.00	$2.50

Fiscal Year 2013
First quarter ended September 30, 2012	$8.00	$2.00
Second quarter ended December 31, 2012	$4.10	$0.53
Third quarter ended March 31, 2013	$6.00	$2.10
Fourth quarter ended June 30, 2013	$2.59	$0.30

Approximate Number of Equity Security Holders

As of October 1, 2013, there were approximately 300 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans.

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of June 30, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Eq Equity compensation plans approved by security holders (1)			$		2,500,000
Equ Equity compensation plans not approved by security holders	7,000	(2)		$2.50	93,000
Total	7,000			$2.50	2,500,000
______________________

(1)	Represents shares issuable upon exercise of options granted pursuant to our 2013 Omnibus Incentive Plan.
(2)	Represents 7,000 shares issuable upon exercise of options granted to a software developer which can earn up to an additional 93,000 options upon satisfaction of various conditions.

Sales of Unregistered Securities

Except as disclosed in our Form 10-Qs and Form 8-Ks, we did not issue or sell any securities in transactions exempt from the registration requirements of the Securities Act during the fiscal year ended June 30, 2013.

Purchases of Our Equity Securities

No repurchases of our common stock were made by our company or its affiliates during the fourth quarter of our fiscal year ended June 30, 2013.

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

Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 6.       Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statement.

We provide commercial trade financing and other financial services to small to medium sized businesses and individuals with a focus on utilizing cutting edge technology to deliver these services. Our services are offered in Australia through Moneytech and its subsidiaries and in the United States through WikiTechnologies.

On June 30, 2013, we acquired Moneytech in exchange for 5,300,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Moneytech has become our wholly-owned subsidiary, and the former shareholders of Moneytech own in excess of 50% of our outstanding shares of common stock on a fully diluted basis. In connection with acquisition of Moneytech, we issued 5,000 shares of our Series B Preferred Stock to Hugh Evans, the Chairman and Managing Director of Moneytech. The Series B Shares enable Mr. Evans, until June 30, 2018, to (A) elect the majority of our Board of Directors and (B) vote on all other matters presented to the holders of our common stock (the “Common Shareholders”), with each vote per Series B Share equal to 1,000 shares of common stock. After June 30, 2018, the Series B Shares will have no voting rights and may be redeemed by us for a per share price one tenth of a cent ($0.001).

The Share Exchange was accounted for as a recapitalization of Moneytech effected by a share exchange, where Moneytech is considered the acquirer for accounting and financial reporting purposes. Our net assets and liabilities as of the date of the consummation of the Share Exchange were brought forward at their book value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Moneytech are now the historical financial statements of Source Financial, Inc.

The following chart reflects our organizational structure as of the date of this Report.

Overview

Our objective is to become a leading provider of commercial lines of credit and financial services, in particular money transfer services, to small to medium businesses in Australia, and a provider of money transfer services to individuals in the United States.  We seek to differentiate our services by developing and utilizing cutting edge technologies to deliver our services.

Moneytech provides asset backed lines of credit in Australia using funds made available under its Receivables Purchase Facility with one of the four leading Australian banks. We also provide payment aggregation and processing solutions in Australia. For the immediate future we intend to continue to focus on our asset backed credit solutions business in Australia while seeking to expand our money transfer businesses in Australia and the United States.  We plan to achieve our growth objectives by signing up new customers for our products in existing markets, expanding the services offered to our customers, entering new international markets, and continuing our research and development efforts to launch new technology driven financial products into both the Australian and United States markets.

WikiTechnologies offers on-line financial services through two platforms: WikiPay, a simple, low-cost alternative to existing mobile and online payment solutions; and WikiLoan, a low-cost peer-to-peer lending solution.

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

•
Net financing income – We track the split between the fee, interest, finance charge and fee income earned on our assets and the interest, finance charges and fees incurred on our Wholesale Facility, and continually monitor the components of our yield and our cost of funds. In addition, we monitor external rate trends, including the Reserve Bank of Australia cash rate.

•	Net bad debt losses – Other than our cost of funds interest expense and related fees, the largest driver of business profitability is the minimization of bad debts. Each asset backed line of credit is priced based on industry and individual customer risk profile. Increases in delinquencies negatively impact our business performance if they are above the level assumed in our projections. Our profitability is directly connected to whether actual net credit losses are consistent with forecasted losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance.

•
Costs and expenses – We assess our operational efficiency using our cost-to-income ratio. We perform extensive analysis to determine whether observed fluctuations in cost and expense levels indicate a trend or are the nonrecurring impact of large projects. Our cost and expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage.

Because portfolio volume and rate of turnover determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor new business volume and business growth.

Results of Operations

Comparison of the fiscal year ended June 30, 2013 (“Fiscal 2013”), to the fiscal year ended June 30, 2012 (“Fiscal 2012”)

All amounts, other than percentages, in U.S. dollars

	Year Ended June 30, 2013	Year Ended June 30, 2012	Dollar Increase(Decrease)	Percentage Increase(Decrease)

Revenue	$6,098,374	$4,171,622	$1,926,752	46%
Costs of sales	3,700,918	2,622,383	1,078,535	41%
Gross profit	2,397,456	1,549,239	848,217	55%

Compensation expenses	859,754	807,671	52,083	6%
Research and development expense	472,229	199,144	273,085	137%
Bad debt expenses	393,774	78,038	315,736	405%
Occupancy expenses	276,615	254,145	22,470	9%
Depreciation expense	169,743	129,246	40,497	31%
General and administration expenses	99,251	207,629	(108,378)	(52)%
Income (loss) from operations	126,090	(126,634)	252,724	N/A

Other income	(441,908)	(384,220)	(57,688)	15%

Income before income tax	567,998	257,586	310,412	121%

Income tax expense	579,844	0	579,844	-

Net (loss) income	(11,846)	257,586	(269,432)	(105)%

Balance Sheet Data:

	2013	2012	2011
Cash and cash equivalents	$7,205,827	$5,617,025	$2,854,959
Trade Receivables	27,008,840	26,577,290	19,801,075
Total Assets	41,219,330	40,227,248	29,896,943

Wholesale Loan Facility	$25,669,388	$24,688,865	$17,792,207

Total Liabilities	33,696,546	32,208,189	23,837,632

TOTAL EQUITY	$7,522,784	$8,019,060	$6,059,310

Revenues

Consolidated revenues from operations for the year ended June 30, 2013 (“Fiscal 2013”) were approximately $6,098,374, an increase of $1,926,752 or 46% compared with consolidated revenues from operations of $4,171,622 for the year ended June 30, 2012, (“Fiscal 2012”).  The increase in revenues primarily reflects the increase in the volume of the lines of credit we funded which grew from approximately $161 million during Fiscal 2012 to $271 million during Fiscal 2013.

Cost of Sales; Gross Profit;

Our cost of sales, which is composed principally of the fees and interest we pay on our RPA and amortization expense of capitalized research and development costs, was $3,700,918 for Fiscal 2013, an increase of $1,078,535 or 41% from our cost of sales of $2,622,382 for Fiscal 2012.  The increase in our cost of sales primarily results from the growth in the volume of credit lines funded as discussed above.  Because we were able to decrease the rates of interest charged to our customers at a slower rate than the decrease in the rate of interest paid by us, we were able to increase our gross margin from $1,549,239 in Fiscal 2012 to $2,397,456 in Fiscal 2013, a rate of increase which exceeded the growth rate in our revenues.

Operating Expenses; Bad Debt Expense; Income from Operations

The other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for Fiscal 2013 was $393,774, an increase of $315,736 or 405% from bad debt expense of $78,038 for Fiscal 2012.  The increase is primarily due to a return to normally anticipated levels of bad debts in Fiscal 2013 as compared to an unusually low level of bad debts in Fiscal 2012.  We constantly evaluate the credit quality of our customers and expect that the rate of growth in our bad debt expense in Fiscal 2014 will be more in line with the rate of growth in our portfolio than was the case in Fiscal 2013.

Our total operating expenses (other than bad debt) increased by 18% from $1,597,835 in Fiscal 2012 to $1,877,592 in Fiscal 2013.  Our ability to control the growth in our operating expenses, other than bad debt, from Fiscal 2012 to Fiscal 2013, while increasing the volume of our business enabled us to generate income from operations in Fiscal 2012 as compared to the loss from operations generated in Fiscal 2012. The biggest increase was from the research and development cost that was not capitalized in Fiscal 2013 for Moneytech Exchange and  mPay.

The design and technical development of the Moneytech Exchange is completed and it is operational for purposes of providing the services we currently offer. Although we will continue to upgrade and add additional functionality to the Moneytech Exchange and will need to add additional personnel as we grow, the rate of growth of these expenses should be less than the rate of growth of our revenue. Further, we anticipate that as we expand our portfolio and increase the number of services we offer, the rate of growth in the lines of credit we service and in our revenues will exceed the rate of growth in our operating expenses.  There are a number of reasons for this, the most significant being that most of the expense involved with any debtor/obligor is incurred when the relationship is established.  In the absence of a default or other triggering event, so long as a debtor/obligor is online, it generates revenue for us with little impact on our operating expenses.  We do anticipate a slight increase in the rate of growth of our operating expenses this year due to, among other factors, the fact that Moneytech’s operational financial statements do not include any of the expenses associated with being a public company nor the expenses to be incurred by WikiTechnologies.

Other Expense (income); Provision for income taxes; net income (loss)

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA and research and development grants received from the government.

In both Fiscal 2012 and 2013, we received research grants from the Australia government, for Fiscal year 2013, we received $526,962 and $302,876 in Fiscal 2012.  The increase was due our increased costs for the development of mPay during fiscal 2013.  Interest income increased from $109,899 to $114,309 due to the increase in cash reserve from Fiscal 2012 to 2013.  Other expenses for Fiscal 2013 was $182,566, all of the cost was related to the exchange agreement.

Our net income before tax for Fiscal 2013 was $567,998, a 121% increase from net income of $257,586 for Fiscal 2012.   As a result of $579,844  in taxes incurred in Fiscal 2013, we incurred a net  loss after tax for Fiscal 2013 of $11,846, as compared to net income after tax for Fiscal 2012 of $257,586.

Liquidity and Capital Resources

Our ability to offer asset backed credit lines is determined by the amount of our capital and the amount of funds we can borrow.  We require a significant amount of liquidity to offer our asset backed credit lines and our rate of growth and profitability will, for the foreseeable future, largely be determined by our ability to raise equity or borrow funds with which to purchase receivables and the effective cost of such funds.

Credit Facility

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants which currently limit our borrowing capacity to AUD $30 million.  As at June 30, 2013 the total amount drawn against the facility was $25,669,388,

We pay an interest rate on all borrowed monies under the Receivables Purchase Agreement which is directly linked to the Reserve Bank of Australia cash-rate, a utilization fee charged on monies available to be borrowed but not utilized, an annual line fee and fees for electronically accessing the facility.  The Facility contains a number of covenants relating to our financial performance and performance of our receivables portfolio including but not limited to net profit targets, maximum dilution ratios, concentration limits, maximum delinquency ratios and cash reserve requirements.  As of the date hereof we are in compliance with all covenants imposed by the Receivables Purchase Agreement.

We, in turn, provide our customers with funds provided by the Receivables Purchase Agreement.  We charge each of our clients interest at a rate above that charged by our lender and seek to have our clients pay a fee corresponding to each of the fees charged to us in respect of their loans.  To the extent that the RPA requires that we deposit monies into an account to partially secure repayment of our loans, we seek to have those funds advanced by our customers as a condition of their credit lines.  The cash reserve we are required to maintain pursuant to the RPA is included under Cash and cash equivalents on our balance sheet.

Insurance

As a condition of the RPA, the receivables due Moneytech from its customers or their counterparties are insured pursuant to a policy issued by Euler Hermes, a Standard & Poor’s rated Trade Credit insurance provider.  Pursuant to this policy, Moneytech would bear the first $500,000 of losses incurred in any calendar year, after which any bad debt losses are borne by Euler Hermes.  This policy is renewed annually.

Cash Flow Comparison

After adjusting for the cash deemed used in operating activities as a result of the increase in the volume of the credit lines we made available each year, we have produced positive net cash from operating activities every year since July 2009.  Our revenue generating activities have consisted primarily of making credit lines available to our customer and our principal cost of sales have consisted primarily of interest charges and other fees payable under our Wholesale Facility.

	Year Ended June 30,
	2013	2012	2011

Net cash provided by (used in) operating activities	$(2,855,751)	$(4,034,980)	$(2,613,851)
New cash provided by (used in) investing activities	$(824,747)	$(790,967)	$(581,107)
Net cash provided by (used in) financing activities	$6,096,650	$7,751,988	$3,429,948

Cash used in Operating Activities

For Fiscal 2013, we used approximately $2,855,751 of net cash in our operating activities.  This reflects our net loss of $11,846, adjustments for non-cash items providing $697,017.   Adjustments for non-cash items consisted entirely of depreciation and amortization. The increase in trade receivables of $3,555,934 was a result of the increase in the volume of credit lines we provided, an increase in inventories of $120,644 was due to the increase in our product and decreases/increases in deferred tax asset and other items of $579,844 and $444,188, respectively were due to the taxable income and utilization of prepaid and other receivables.  In considering the changes in working capital items it should be noted that the value of these assets was adversely impacted from June 30 2013 to June 30 2013 by a decrease in the exchange rate of AUD relative to US Dollars.

For Fiscal 2012, we used approximately $4,034,980 of net cash in our operating activities.  This reflects our net income of $257,586, adjustments for non-cash items providing $594,011 Adjustments for non-cash items consisted entirely of depreciation and amortization. Cash used in working capital items and other activities was primarily impacted by an increase in trade receivables of $7,765,220 reflecting the increase in the volume of credit lines we provided, a decrease in inventories of $3,440 and decreases in other items of $2,875,203.  In considering the changes in working capital items it should be noted that the value of these assets was adversely impacted from June 30 2013 to June 30 2013 by a decrease in the exchange rate of AUD relative to US Dollars.

Cash Used in Investing Activities

During Fiscal 2013, net cash used in investing activities of $824,747 was primarily impacted by $747,580 in capitalized costs incurred on the development of intangible assets, principally software related to the Moneytech Exchange and mPay, $110,392 invested in our subsidiary  mPayments Pty Ltd. and $32,063 used to purchase property, plant and equipment, partially offset by $65,288 realized upon consummation of the Exchange Agreement.

During Fiscal 2012, net cash used in investing activities of $790,967 reflects $706,496 in capitalized costs incurred on the development of intangible assets, principally software related spent on the development of the Moneytech Exchange and $84,471 used to purchase property, plant and equipment.

Cash Provided by Financing Activities

During Fiscal 2013, net cash provided by financing activities of $6,096,650 reflects an increase in our borrowings under the Wholesale Loan Facility of $3.906 million, contributions to our capital reserve account received from our customers $2.360 million, partially offset by payment of loan.

During Fiscal 2012, net cash provided by financing activities of $7,751,988 consisted entirely of an increase in the amounts borrowed under the RPA.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Sales

Cost of sales includes; programs licensed; operating costs including costs of funds and related product support service centers to drive traffic to our websites, costs incurred to support and maintain products and services, including inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized intangible software costs.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are put into service. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Equity Investments

The Company uses the equity method of accounting for investments when the percentage of ownership of the investment is between 20% and 50%. The Company includes the proportionate share of the profit or loss as part of the carrying value of the investment.

Exchange (Loss) Gain

During the fiscal years ended June 30, 2013 and 2012, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive (Loss) Income

The accounts of Moneytech and its wholly owned subsidiaries were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2013 and 2012, inventory only consisted of finished goods.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of June 30, or more frequently if events or changes in circumstances indicate that impairment may exist. Effective October 1, 2011, the Company adopted ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step test first compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

Income Taxes

The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2013 and 2012, the Company had not taken any significant uncertain tax positions on its tax returns for 2012 and prior years or in computing its tax provision for 2013.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. In December 2011, the FASB issued an amendment to ASU 2011-05, which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. All other components of ASU 2011-05 are effective October 1, 2012.

In July 2012, the FASB issued ASU 2012-02, which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The standard was adopted on October 1, 2012.

We do not believe that the adoption off any recently issued accounting pronouncements, including those set forth above, will have a material effect on our consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8.   Financial Statements and Supplementary Data.

The financial statements start on page F-1.

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Source Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Source Financial, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for the years ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended June 30, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

Lichter, Yu & Associates
Encino, California
October 14, 2013

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND 2012

ASSETS

	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$7,205,827	$5,617,025
Trade receivables, net	27,008,840	26,577,290
Other receivable	-	50,795
Inventories	220,377	125,783
Deferred tax asset	718,767	317,850
Other current assets	820,726	1,230,603
TOTAL CURRENT ASSETS	35,974,537	33,919,346

NON-CURRENT ASSETS
Intangible assets, net	3,512,767	3,467,872
Deferred tax asset	988,860	2,155,244
Property, plant and equipment, net	578,136	684,786
Other assets	95,973	-
Goodwill	69,057	-
TOTAL NON-CURRENT ASSETS	5,244,793	6,307,902

TOTAL ASSETS	$41,219,330	$40,227,248

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,250,399	$6,597,747
Wholesale loan facility	25,669,388	24,688,865
Cash reserve	2,731,094	703,003
TOTAL CURRENT LIABILITIES	33,650,881	31,989,615

NON-CURRENT LIABILITIES
Shareholder loans	45,665	218,574
TOTAL NON-CURRENT LIABILITIES	45,665	218,574

TOTAL LIABILITIES	33,696,546	32,208,189

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series B, $0.01 par value, 10,000,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.10 par value, 500,000,000 and 250,000,000 shares authorized, 9,961,637 and 5,300,000 shares issued and outstanding respectively	996,164	530,000
Additional paid-in capital	14,496,411	14,639,149
Other accumulated comprehensive loss	(1,052,144)	(244,289)
Accumulated deficit	(6,917,697)	(6,905,851)
TOTAL STOCKHOLERS' EQUITY	7,522,784	8,019,059

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,219,330	$40,227,248

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

Revenue	$6,098,374	$4,171,622
Cost of revenue	3,700,918	2,622,383
Gross profit	2,397,456	1,549,239

Operating Expenses

Compensation expenses	859,754	807,671
Research and development expense	472,229	199,144
Bad debt expenses	393,774	78,038
Occupancy expenses	276,615	254,145
Depreciation expense	169,743	129,246
General and administration expenses	99,251	207,629
Total operating expenses	2,271,366	1,675,873
Income (loss) from operations	126,090	(126,634)

Other Expense (Income)
Interest income	(114,309)	(109,899)
Research and development grant	(526,962)	(302,876)
Other expense (income)	182,566	-
Finance costs	16,797	28,555
Total Other Income	(441,908)	(384,220)

Income before Provision of income taxes	567,998	257,586

Provision for income taxes	579,844	-

Net (loss) income	(11,846)	257,586

Other comprehensive loss
Foreign currency translation	(807,855)	(253,443)

Comprehensive (loss) income	$(819,701)	$4,142

Net (loss) income per share
Basic	$(0.002)	$0.05
Diluted	$(0.002)	$0.05

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	5,312,772	5,300,000
Diluted	5,312,772	5,300,000

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Common Stock		Preferred Stock		Additional	Other Accumulated Comprehensive	Total Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
Balance June 30, 2011	5,300,000	$530,000	5,000	$50	$14,639,149	$-	$(7,163,437)	$8,005,762

Foreign currency translation adjustments	-	-	-	-	-	(244,289)	-	$(244,289)

Net income for the year ended June 30, 2012	-	-	-	-	-	-	257,586	$257,586

Balance June 30, 2012	5,300,000	$530,000	5,000	$50	$14,639,149	$(244,289)	$(6,905,851)	$8,019,059

Issue of share capital at merger	4,661,637	466,164	-	-	(142,738)	-	-	323,426

Foreign currency translation adjustments	-	-	-	-		(807,855)	-	(807,855)

Net loss for the year ended June 30, 2013	-						(11,846)	(11,846)

Balance June 30, 2013	9,961,637	996,164	5,000	50	14,496,411	(1,052,144)	(6,917,697)	7,522,784

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

Net (loss) income	$(11,846)	$257,586
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	697,017	594,011

(Increase) / decrease in assets:
Trade receivables, net	(3,555,934)	(7,765,220)
Inventories	(120,644)	3,440
Deferred tax asset	579,844	-
Other assets	324,906	(862,462)
Increase/ (decrease) in current liabilities:
Trade payables	(769,094)	3,737,665
Net cash used in operating activities	(2,855,751)	(4,034,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,063)	(84,471)
Cash acquired in acquisition	65,288	-
Investment in subsidiary	(110,392)	-
Development of intangible assets	(747,580)	(706,496)
Net cash used in investing activities	(824,747)	(790,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Wholesale loan facility, net	3,906,061	7,751,988
Capital Reserve	2,360,184	-
Repayment of shareholder loans	(169,595)	-
Net cash provided by financing activities	6,096,650	7,751,988

Effect of exchange rate changes on cash and cash equivalents	(827,350)	(163,975)

Net increase in cash and cash equivalents	1,588,802	2,762,066

Cash and cash equivalents at the beginning of the period	5,617,025	2,854,959

Cash and cash equivalents at the end of the period	$7,205,827	$5,617,025

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-

Interest payments	$1,905,471	$1,711,920

Assets acquired in merger transaction	$323,425	$-

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation
Source Financial, Inc., formerly known as The Wiki Group, Inc., (the”Company” or “Source”) was incorporated under the laws of the State of Delaware on June 24, 1988 as Windsor Capital Corp. Between March 2001 and January 2008 the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, Inc., Swap-A-Debt, Inc., WikiLoan, Inc. and finally Wiki Group, Inc. on March 12, 2012.

Moneytech Limited (“Moneytech”) was incorporated under the laws of Australia on September 9, 2003, and (through its wholly owned subsidiaries Moneytech Finance Pty Ltd, mPayments Pty Ltd., Moneytech POS Pty Ltd. and Moneytech Services Pty Ltd.) offers working capital, trade and debtor finance solutions, to small and medium sized businesses in Australia.

On June 30, 2013, Source acquired Moneytech and it’s wholly owned subsidiaries, Moneytech Finance Pty. Ltd., mPayments Pty. Ltd., Moneytech POS Pty. Ltd. and Moneytech Services Pty. Ltd. Under the terms of the Exchange Agreement, all stockholders of Moneytech received a total of 5,300,000 shares of voting common stock of Source in exchange for all outstanding shares of Moneytech. In addition, pursuant to a separate agreement, the President of Moneytech received 5,000 shares of Preferred Series B Stock. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Moneytech for the net monetary assets of Source accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Source are those of the legal acquiree, Moneytech, which is considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Organization
Moneytech delivers its product offerings through ‘The Moneytech Exchange’, which is a real-time core banking platform, developed in-house and which continues to be upgraded with the support of the Australian Federal Government’s Research and Development program.

The Moneytech Exchange serves as the backbone of the business in Australia by providing internet banking style access to Moneytech’s customers and back-office systems to Moneytech staff.

The Company offers a range of innovative financial products and services to businesses and consumers in Australia and the United States through its principal operating subsidiaries, Moneytech and WikiTechnologies, Inc. The Company recently formed a new corporation in the United States, Moneytech USA, Inc.

When used in these notes, the terms "Company," "we," "our," or "us" mean Source Financial, Inc. and its subsidiaries.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the

United States (“US GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of Source and its wholly owned subsidiaries Moneytech, Moneytech Finance Pty Ltd, mPayments Pty Ltd., Moneytech POS Pty Ltd., Moneytech Services Pty Ltd, Moneytech USA and Wikitechnologies, Inc., collectively referred to as the Company. Moneytech USA was formed and Wikitechnologies, Inc. was acquired on June 30, 2013. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Reclassifications
Certain prior year amounts were reclassified to conform to the presentation in the current year. The reclassifications did not have an effect on the results of operations or the cash flow.

Equity Investments

The Company uses the equity method of accounting for investments when the percentage of ownership of the investment is between 20% and 50%. The Company includes the proportionate share of the profit or loss as part of the carrying value of the investment.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Exchange (Loss) Gain
During the fiscal years ended June 30, 2013 and 2012, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive (Loss) Income
The accounts of Moneytech and its wholly owned subsidiaries were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Revenue

Cost of revenue includes; programs licensed; operating costs including costs of funds and related product support service centers to drive traffic to our websites, costs incurred to support and maintain products and services, including inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized intangible software costs. Capitalized intangible software costs are amortized over the estimated lives of the products.

Research and Development
Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are put into service. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. Certain research and development costs are available for reimbursement by the Australian government. Research and development expense is included as an operating expense and research and development grant income is reported as other income.

Income Taxes
The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At June 30, 2013 and 2012, the Company had not taken any significant uncertain tax positions on its tax returns for 2012 and prior years or in computing its tax provision for 2013.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in Australia. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Risks and Uncertainties
The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2013, the Company had $7,205,827 in cash, of which $7,137,539 was on deposit in Australia and not covered by insurance. At June 30, 2012, the Company had $5,617,025 in cash in Australia which was not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2013 and 2012, inventory only consisted of finished goods.

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of June 30, 2013 and 2012, Property, Plant & Equipment consisted of the following:

	2013	2012
Office equipment	$35,949	$26,970
Furnitures and fixtures	249,770	229,713
Computers and software	1,282,317	1,349,340
Accumulated Depreciation	(989,900)	(921,237)
	$578,136	$684,786

As of June 30, 2013 and 2012, depreciation expense consisted of the following:

	2013	2012
Depreciation, operating	$169,743	$129,246
Depreciation, cost of revenue	13,824	18,891
Total depreciation expense	$183,567	$148,137

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders and equivalents by the weighted average number of common shares and equivalents outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table sets for the computation of basic and diluted earnings per share for period ended June 30, 2013and 2012:

	June 30,
	2013	2012
Net (loss) income	$(11,846)	$257,586
Weighted average shares outstanding - basic	5,312,772	5,300,000
Effect of dilutive securities:
Options issued	-	-
Weighted average shares outstanding - diluted	5,312,772	5,300,000
Net (loss) income per share - basic	$(0.002)	$0.05
Net (loss) income per share - diluted	$(0.002)	$0.05

The options to purchase up to 7,000 shares of common stock were anti-dilutive during fiscal year ended June 30, 2013.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of June 30, or more frequently if events or changes in circumstances indicate that impairment may exist.

Effective October 1, 2011, the Company adopted ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step test first compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The adoption did not have a material impact on the consolidated financial statements.

The Company evaluated its goodwill for impairment on June 30, 2013, and concluded there was no impairment as of that date.

Intangible Assets
The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2013.

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Non-employees stock based compensation is accounted for according to ASC 718.

Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, which provides requirements over pro forma revenue and earnings disclosures related to business combinations. The ASU requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. The Company adopted ASU 2010-29 effective October 1, 2011. The adoption did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. In December 2011, the FASB issued an amendment to ASU 2011-05, which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. All other components of ASU 2011-05 are effective October 1, 2012. Adoption is not expected to have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The standard was adopted on October 1, 2012, and did not have a material impact on the consolidated financial statements.

Note 2 – SHARE EXCHANGE AGREEMENT

On June 30, 2013, Source consummated the transactions contemplated by the Exchange Agreement. Accordingly Source acquired all of the issued and outstanding shares of stock of Moneytech in exchange for the issuance in the aggregate of 5,300,000 shares of common stock which shares represented in excess of 50% of the issued and outstanding capital stock of Source after the consummation of the Exchange Agreement and the transactions contemplated thereby. Pursuant to a separate agreement, the President of Moneytech received 5,000 shares of Preferred Series B Stock of Source. The Series B Preferred shares have certain control provisions (see note 15)

In connection with the exchange agreement, on June 30, 2013, Source, Marco Garibaldi (“Garibaldi”), Edward Defeudis (“DeFeudis”), and Eaton & Van Winkle LLP (the”Agent”) entered into an Escrow Agreement. As a condition to the exchange agreement, Garibaldi has agreed to deposit in escrow with the Agent 1,120,000 shares of Source Common Stock (the “Garibaldi Shares”), DeFeudis has agreed to deposit in escrow with the Agent 1,120,000 shares of Source Common Stock (the “DeFeudis Shares”) and Source has agreed to deposit in escrow with the Agent 1,000 shares of the common stock of Wiki Sub, representing all of the outstanding shares of Wiki Sub (the “Wiki Sub Shares,” and together with the Garibaldi Shares and the DeFeudis Shares, the “Escrow Shares”), on the terms and subject to the conditions set forth in the Escrow Agreement.

During the term of the Escrow Agreement, the operations of WikiTechnologies will be directed by Messrs. Garibaldi and DeFeudis. If during the twelve-month period commencing July 1, 2013, (the “Earn-Out Period”), WikiTechnologies achieves revenues of $4.2 million, a gross profit percentage of 25% and breaks even (the “Benchmarks”), the Garibaldi Shares and DeFeudis Shares will be returned to Messrs. Garibaldi and DeFeudis and the WikiTechnologies Shares will be returned to us. If the Benchmarks are not met during the Earn-Out Period, at our option, the Garibaldi Shares and DeFeudis Shares will be cancelled and returned to treasury, and the WikiTechnologies Escrow Shares will be delivered to Messrs. DeFeudis and Garibaldi, and we will no longer own WikiTechnologies. Further, if, at any point during the Earn-Out Period, the Company sells WikiTechnologies, merges WikiTechnologies with another entity, disposes of the assets of WikiTechnologies, or takes any other action to compromise the ability of WikiTechnologies to meet the Benchmarks, the Benchmarks will be deemed to have been achieved, and the Garibaldi Shares and DeFeudis Shares will be returned to Messrs. Garibaldi and DeFeudis. Under the terms of the Exchange Agreement, we are under no obligation to take affirmative action(s) to further the objectives of WikiTechnologies, except that we have agreed to seek to raise up to $2,000,000 in a private placement and to allocate one-half of the first $800,000 of net proceeds and the next $200,000 of net proceeds to the business of WikiTechnologies. In addition, the Exchange Agreement provides that at any time during the Earn-Out Period our Board of Directors in its discretion may determine that we will keep WikiTechnologies and cause the Garibaldi Shares and DeFeudis Shares to be delivered to Messrs. Garibaldi and DeFeudis.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 3 – TRADE RECEIVABLES, NET

As of June 30, 2013 and 2012, trade receivables consist of the following:

	2013	2012
Trade receivables	$27,740,315	$27,328,853
Allowance for bad debt	(731,475)	(751,563)
Total trade receivables, net	$27,008,840	$26,577,290

Note 4 – DEFERRED TAX ASSETS

As of June 30, 2013 and 2012, the Company had deferred tax assets of $1,707,627 and $2,473,094 respectively. The Company had approximately $6,232,409 as of June 30, 2013 and $8,114,625 as of June 30, 2012 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia.

The deferred tax asset as of June 30, 2013 and 2012 consists of the tax benefit of the NOL carry forward. Management believes that all NOLs will be utilized in the near future and therefore no allowance was provided. Accordingly, the company as of June 30, 2013 and 2012 has deferred tax asset of:

	2013	2012
Current deferred tax assets	$718,767	$317,850
Non current deferred tax assets	988,860	2,155,244
Deferred tax assets	$1,707,627	$2,473,094

Note 5 – OTHER ASSETS

Other assets consist of the following as of June 30, 2013 and 2012:

Other current assets	2013	2012
Research and development grant receivable	$401,852	$602,834
Insurance claim receivable	269,556	528,280
Prepayment	66,922	30,551
Other assets	82,396	68,938
	$820,726	$1,230,603

Other non current assets	2013	2012
Deferred payment processing cost	$50,000	$-
Prepaid gift card establishment fees	45,973	-
	$95,973	$-

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2013 and 2012:

	2013	2012
Moneytech software	$4,574,761	$5,101,997
mPayments software	664,880	-
Domain name	198,353	-
Accumulated amortization	(1,925,227)	(1,634,125)
	$3,512,767	$3,467,872

The intangible assets are amortized over 10-12 years. Amortization expense of $487,200 and $467,765 were included in cost of revenues for the years ended June 30, 2013 and 2012, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from June 30, 2013 is estimated to be:

June 30, 2014	$456,650
June 30, 2015	456,650
June 30, 2016	456,650
June 30, 2017	456,650
June 30, 2018	456,650
Thereafter	1,229,517
Total	$3,512,767

Note 7 – GOODWILL

On November 9, 2012, Moneytech purchased Moneytech Pos Pty. Ltd. (“MPOS”). The goodwill was acquired with the acquisition of MPOS.

As of June 30, 2013, the Goodwill comprised of the following:

2013
Acquisition cost of Moneytech POS Pty Ltd.	$98,180
Fixed assets received	(54,695)
Liability assumed	25,572
Acquisition cost assigned to goodwill	$69,057

The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of June 30, 2013.

Note 8 – TRADE AND OTHER PAYABLES

As of June 30, 2013 and 2012, trade and other payables consist of the following:

	2013	2012
Trade payables	$4,848,656	$6,337,545
Employee benefits	122,097	55,959
Other liabilities	279,646	204,243
Total payables	$5,250,399	$6,597,747

Note 9 –CURRENT LIABILITIES

	2013	2012
Wholesale loan facility	$25,669,388	$24,688,865
Cash reserve	2,731,094	703,003
	$28,400,482	$25,391,868

Wholesale Loan Facility
The Company has a secured line of credit with a bank in Sydney Australia for up to AUD $50,000,000.  As of June 30, 2013 and 2013, the Company has used approximately AUD $30,000,000  AUD $25,000,000, respectively. The line of credit is secured mainly by trade receivables. Interest is charged at the banks reserve rate plus an agreed upon margin from the bank. The agreement is currently set to expire on December 31, 2013 and can be renewed annually in September. The Company has requested the renewal and is awaiting final bank approval. Interest expense charged to cost of revenue related to the loan for the year ended June 30, 2013 and 2012 was approximately USD $1,905,471 and USD $1,711,920, respectively.

Cash Reserve
The Company is required to maintain certain cash reserves with its senior debt provider in accordance with the Receivables Purchase Agreement (RPA) between the parties. The Required Cash Reserve amount may be provided by the Company or its customers and is held in a ‘Cash Reserve Account’ with its senior debt provider in accordance with the RPA’s terms and conditions. The Required Cash Reserve balance is adjusted based on the RPA and the total facility limit provided to the Company by the senior lender.

Note 10 – NON-CURRENT LIABILITY

	2013	2012
Shareholders loans	45,665	218,574
	$45,665	$218,574

Shareholders Loan
The Company had an accrued interest amount payable to a shareholder in the amount of AUD$165,153 as of June 30, 2012. The loan was paid during the fiscal year ended June 30, 2013. There was no interest charged on the balance.

The company has a loan payable in the amount of AUD $50,000 to a shareholder. The loan is due and payable on September 30, 2014. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 11 – RELATED PARTY TRANSACTIONS

In the years ended June 30, 2013 and 2012, the Company paid a company controlled by the President of Moneytech for consulting services in the amount of $209,500 and $201,299 respectively.

Note 12 – INCOME TAX

As of June 30, 2013, Moneytech had approximately $6,232,409 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. The deferred tax asset as of June 30, 2013 and 2012 consists of the tax benefit of the NOL carry forward. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of June 30, 2013, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL. The deferred tax assets of the US entities at June 30, 2013 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive (Loss) Income for the fiscal year ended June 30, 2013 and 2012, respectively:

June 30, 2013	U.S	State	International		Total
Current	$-	$-		$-	$-
Deferred	-	-		579,844	579,844
Total		$-	$	$ 579,844	$579,844
Total payables

June 30, 2012	U.S	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the difference between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	June 30, 2013		June 30, 2012
US statutory rates	34%		34%
Tax rate difference	(4	) %	(4	) %
Research and development capitalized	61%		-%
Other expenses (benefits)	11%		(30)%
Tax expenses at actual rate	102%		-%

Note 13 - GEORGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and United States of America.

All inter-company transactions are eliminated in consolidation. For the twelve months ended June 30, 2013 and 2012, geographic segment information is as follows:

	Twelve Months Ended June 30, 2013				Twelve Months Ended June 30, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Net Sales	$6,098,374	$-	$-	$6,098,374	$4,171,622	$-	$-	$4,171,622
Cost of Sales	3,700,918	-	-	3,700,918	2,622,383	-	-	2,622,383
Total Expenses	2,271,366	-	-	2,271,366	1,675,873	-	-	1,675,873
Other Income	-441,908	-	-	-441,908	-384,220	-	-	-384,220
Net Income (Loss)	-11,846	-	-	-11,846	257,586	-	-	257,586
Assets	40,892,905	326,425	-	41,219,330	40,227,248	-	-	40,227,248
Debt	33,693,546	3,000	-	33,696,546	32,208,189	-	-	32,208,189

Note 14 – EQUITY INVESTMENT

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights. The investment is accounted for by the equity method. For the period from inception to June 30, 2013, 360 incurred a loss and the Company therefore did not recognize any income or return from the investment.

Note 15 –STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares Preferred Stock authorized at a par value of $0.01 and there were no shares issued and outstanding as of June 30, 2012 and 5,000 shares of Class B, Preferred Stock issued and outstanding as of June 30, 2013.

Under the terms of the Class B Certificate of Designation, the holder(s) of the Series B have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Shareholders”) with each vote per Series B Preferred Share equal to 1,000 shares of common stock.

After June 30, 2018, the Class B Preferred Shares shall have no voting rights and shall be redeemable by the Company for the sum of one tenth of a cent ($0.001) per Class B Preferred Share. The Class B Preferred Shares will not have any conversion rights and shall not be entitled to receive any dividends, distributions, or other economic or financial interest in the Company, and in the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Class B Preferred

Common Stock

The Company has 500,000,000 and 250,000,000 shares of Common Stock authorized at a par value of $0.10 as of June 30, 2013 and 2012, respectively. There were 9,961,637 and 5,300,000 shares issued and outstanding as of June 30, 2013 and 2012, respectively. Each Common Stock holder will have one (1) vote.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 16 –STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor can receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share. The option vest and become exercisable immediately upon grant with a 3 year life.

As of June 30, 2013, 7,000 of the Performance Based Stock Options have been earned.

Number of Shares
Outstanding at June 30, 2012	-
Exercisable at June 30, 2012	-
Granted	7,000
Exercised	-
Expired	-
Outstanding at June 30, 2013	7,000
Exercisable at June 30, 2013	7,000

Options outstanding at June 30, 2013 are as follow:

				Weighted	Total
			Average	Weighted	Weighted
			Remaining	Average	Average
	Total Options	Life	Exercise	Options	Exercise
Exercise Price	Outstanding	(Years)	Price	Exercisable	Price
$2.50	7,000	3	$2.50	7,000	$2.50

Note 17 –COMMITMENTS

The Company leases two offices under a renewable operating leases expiring on August 31, 2014 and July 31, 2015. The aggregate monthly rent is approximately $11,189. For the years ended June 30, 2013 and 2012, the rental expense was $157,522 and $110,278.

Future minimum rental payments required under operating leases as of June 30, 2013 are as follows:

June 30,
2014	$134,264
2015	34,935
2016	1,256
$170,455

The Company has entered into three employment agreements with certain members of management of the Company. Two agreements terminate as of May 29, 2015 and the other one continues until terminated.  Future minimum salaries required under the employment agreement as of June 30, 2013 are as follows:

June 30,
2014	$490,000
2015	470,000
2016	250,000
2017	250,000
2018	250,000
$1,710,000

Note 18 –SUBSEQUENT EVENTS

Management has evaluated events subsequent through October 14, 2013 for transactions and other events that may require adjustment of and/or disclosure in the Company’s financial statements and these included:

•	The shareholders and board of directors voted to reduce the authorized common stock to 50,000,000 common shares and 1,000,000 preferred shares.
•	The Company granted options to purchase 75,000 shares of common stock to three board members pursuant to the 2013 Omnibus Incentive Plan.
•	The Company issued 350,000 restricted shares of common stock for consulting fees.
•	The Company granted options to purchase 25,000 shares of common stock to an employee.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Principal Accountant

1.   On July 30, 2013, we advised PS Stephenson & Co., P.C. that it had been dismissed as our independent registered public accounting firm.

2.   The dismissal of PS Stephenson & Co., P.C. was approved by our Board of Directors.

3.   PS Stephenson & Co., P.C. audited our financial statements as at and for the years ended January 31, 2012 and January 31, 2013.  The opinions issued by PS Stephenson & Co., P.C on our financial statements for the years ended January 31, 2012 and January 31, 2013, both contained “going concern” qualifications.  In both opinions, PS Stephenson & Co., P.C noted that we had minimal revenues, lacked substantial assets and had no significant cash flows, which raised substantial doubt as to our ability to continue as a going concern and that the financial statements did not contain any adjustments to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue as a going concern.

4.   During our fiscal years ended January 31, 2012 and January 31, 2013, and through August 5, 2013,the date we filed a Current Report on Form 8-K reporting the dismissal of PS Stephenson & Co., P.C.(the “Form 8-K”): (i) there were no disagreements between PS Stephenson & Co., P.C and us on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PS Stephenson & Co, P.C. would have caused PS Stephenson & Co.,  P.C. to make reference to the subject matter of the disagreement in its report on our financial statements for such years or during the interim period through the date of the Form 8-K, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

5.   We provided PS Stephenson & Co., P.C. with a copy of the disclosures in the Form 8-K prior to the filing of the Form 8-K and requested that PS Stephenson & Co., P.C. furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not PS Stephenson & Co., P.C. agreed with our statements in Item 4.01(a) of the Form 8-K. A copy of the letter furnished by PS Stephenson & Co., P.C. in response to that request was filed as an exhibit to the Form 8-K.

(b) Engagement of Principal Accountant

1.   On July 30, 2013, we signed a letter to engage Lichter, Yu and Associates as our registered independent public accountants for the fiscal year ending June 30, 2013.  The decision to engage Lichter, Yu & Associates was approved by our Board of Directors.

2.   Lichter, Yu and Associates has been the registered independent public accountants for Moneytech and during Moneytech’s two most recent fiscal years ended June 30, 2011 and June 30, 2012 Lichter, Yu & Associates audited the consolidated financial statements of Moneytech and its subsidiaries and issued an audit report on the consolidated financial statements of Moneytech as at and for the years ended June 30, 2013 and June 30, 2012.

3.   During our two most recent fiscal years ended January 31, 2013 and January 31, 2012, and through the date of the Form 8-K, we did not consult with Lichter, Yu and Associates on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our  financial statements, and Lichter, Yu and Associates did not provide either a written report or oral advice to us that Lichter, Yu and Associates concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

On June 30, 2013, we acquired Moneytech Limited, a closely-held privately owned Australian company whose operations are conducted in Australia, in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Moneytech as ours.

At June 30, 2013, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of Hugh Evans, then serving as our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2013, such disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Hugh Evans, then serving as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2013. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.  Based upon such assessment, Hugh Evans, then serving as our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of June 30, 2013.

This Report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9b.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position

Hugh Evans	48	President, Chief Executive Officer, Chief financial Officer and a Director
Klaus Selinger	60	Chairman of the Board and a Director
John Wolfgang	66	Director
Richard Allely	59	Director
Edward DeFeudis	40	President, WikiTechnologies and a Director

Hugh Evans has served as Chief Executive Officer, President, Chief Financial Officer and a Director of the Company since June 30, 2013.  Mr. Evans founded Moneytech in 2003, and has served as its Chairman and Managing Director since its inception.  Mr. Evans has a commercial background in high growth businesses, mergers and acquisitions, and divestments, with a strong financial, sales and technology focus.

Mr. Evans was the founder and CEO of Agate Technology, which he developed and built to become a leading niche storage distribution company in both Australia and New Zealand.  Mr. Evans served as Chief Executive Officer of Agate Technology from 1991 to 1999.  Agate Technology was acquired by the South African conglomerate Siltek in 1999. Mr. Evans also has been responsible for the organization and sale of three other technology businesses.  The prior experience of Mr. Evans as an executive officer and director of Moneytech Limited prior to the consummation of the Share Exchange qualifies him to serve as a director of our company.

Klaus Selinger has served as a Director since June 30, 2013 and Chairman of the Board since July , 2013. He has a background in Financial Markets and Financial Systems, and has assisted in the development of complex financial solutions, including off-balance sheet finance structures, venture capital raising and equity finance. Since 2009, Mr. Selinger has been a principal of Dequity Partners, a financial services firm based in Sydney, Australia.  Mr. Selinger was the Chief Executive Officer of Jacobsen Entertainment Ltd, an Australian entertainment industry firm, formerly listed on the Sydney Australia Stock Exchange, from 2002 to 2003, and Chief Executive Officer of Bioenergy Corporation Ltd, a PNG incorporated biofuel firm formerly listed on the Sydney Australia Stock Exchange, from 1989 to 1991. He is a certified practicing accountant in Australia and in that capacity served as a member of Charles J. Berg & Partners from 1972 to 1982, Mann Judd and Rowlands from 1984 to 1990.Mr. Selinger received a Bachelor of Business degree in Accounting from the University of Technology, Sydney, Australia.  Mr. Selinger’s varied management experience with a number of listed companies qualifies him to serve as a director of our Company.

John Wolfgang has served as a Director since June 30, 2013. He has spent 45 years at the accounting firm of UHY LLP or its predecessor and is currently and audit partner in the firm.  Until December 31, 2012 Mr. Wolfgang served on the management committee of UHY LLP which sets policy for the audit practice of the firm. Mr. Wolfgang has extensive experience in and has overseen the audits of listed public entities operating globally and has experience in advising businesses with multi-national presence on complex tax and accounting issues. Mr Wolfgang has served on the Board of Directors of Urbach Hacker Young International Ltd (“UHYI”) for the past 26 years. Mr. Wolfgang was Chairman of the UHYI Board for 5 years until October, 2012. UHYI is the 23rd largest global accounting and consulting networks with presence in 87 countries worldwide. Mr. Wolfgang will serve as Chairman of the Audit Committee.  Mr. Wolfgang is qualified to serve as a director by virtue of his experience in auditing public companies and serving on the boards of numerous private and public coompanies.

Richard Allely has served as a Director since June 30, 2013. He has held senior management roles with leading Australian & International companies, including Tenix Pty Limited (formerly Transfield Pty Limited), John Fairfax Holdings Limited, Boral Limited and James Hardie Industries Limited. For more than ten years prior to October 2012, Mr. Allely was the Managing Director and CEO of PMP Limited, the largest printing and distribution company in Australia and New Zealand listed on the ASX. Mr. Allely is currently a Non-Executive Director and Audit Committee Chairman for the PGA of Australia, and was recently appointed to the Advisory Board for Renoir Consulting Group. Mr. Allely has held a number of non-executive roles in the past including Chairman of Australian Property Monitors Pty Ltd and Independent member with the WorkCover Authority of NSW. He is a FCPA (Fellow Australian Society of CPA),  FCSA (Fellow Chartered  Institute of Company Secretaries Australia), and FAICD (Fellow Australian Institute of Company Directors). Mr. Allely’s varied management experience with a number of listed companies qualifies him to serve as a director of our Company.

Edward C. DeFeudis has been a Director of the Company since August 2005. He was President and Chief Financial Officer of the Company from August 2005 to June 30, 2013. He has been President of WikiTechnologies since March 2013. He is the Manager of Spider Investments, LLC, as well as the President of Lion Equity Holding Corp., which has provided investment banking consulting business services, since 1999.  From March 2004 to February 2006, he served as President and Chief Executive Officer of Ringo, Inc. Mr. DeFeudis also served as Financial Advisor for several financial institutions such as Paragon Capital, Merrill Lynch, Oppenheimer Securities, and Euro-Atlantic Securities from 1996 to 1999. Mr. DeFeudis graduated from University of New Hampshire in 1995 with a BA degree in Political Science. The prior experience of Mr. DeFeudis as an executive officer and director of Source Financial prior to the consummation of the Share Exchange qualifies him to serve as a director of our company.

Each of our Directors is elected annually and serves until his successor is duly elected and qualified or until his earlier death, resignation or removal.  Our officers are elected annually and serve at the discretion of our Board of Directors.

Board Committees

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of New York Stock Exchange Rule 303A.02. Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at sourcefinancial.com under the heading “Investor Relations.”

Audit Committee. Messrs. Wolfgang, Selinger and Allely are members of the Audit Committee. Mr. Wolfgang serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under New York Stock Exchange Rule 303A.02. We did not have an Audit Committee prior to the acquisition of Moneytech on June 30, 2013.

Our Audit Committee is responsible for preparing reports, statements and charters required by the federal securities laws, as well as:

•
overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;
•	overseeing and monitoring our independent registered public accounting firm's qualifications, independence and performance;
•	providing the Board with the results of its monitoring and its recommendations; and
•	providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

Compensation Committee. Our Compensation Committee is composed of Messrs. Selinger (Chairman), Wolfgang and Allely. The Compensation Committee is responsible for:

•	establishing the Company’s general compensation policy, in consultation with the Company’s senior management, and overseeing the development and implementation of compensation programs.

•
reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and has the sole authority to determine the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate.

•	reviewing and approving the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company.

•
overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans.

•
approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options.

•
in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives.

•	reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of the Company.

•	preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

Since we did not have a Compensation Committee prior to our acquisition of Moneytech on June 30, 2013, our Board of Directors performed all of the responsibilities associated with the Company’s compensation policy during the fiscal year ended June 30, 2013.

Nominating Committee. Our Nominating Committee is composed of Messrs Wolfgang, Selinger and Allely.  The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties.

A candidate must be willing to regularly attend Committee and Board of Directors meetings, to develop a strong understanding of the Company, its businesses and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care.  In addition, each candidate should have an understanding of all corporate governance concepts and the legal duties of a director of a public company.

Stockholders may contact the Nominating Committee Chairman, the Chairman of the Board or the Corporate Secretary in writing when proposing a nominee. This correspondence should include a detailed description of the proposed nominee’s qualifications and a method to contact that nominee if the Nominating Committee so chooses.

Stockholder Communications

Any stockholder who desires to contact any of our Directors can write to Source Financial, Inc., Level6/97 Pacific Highway, North Sydney NSW 2060, Australia, Attention: Stockholder Relations. Your letter should indicate that you are a Source Financial, Inc. stockholder. Depending on the subject matter, our stockholder relations personnel will:

•	forward the communication to the Director(s) to whom it is addressed;

•	forward the communication to the appropriate management personnel;

•	attempt to handle the inquiry directly, for example where it is a request for information about the Company, or it is a stock-related matter; or

•	not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

Director Compensation

Employee directors do not receive any compensation for their services as directors. We did not have any non-employee directors during the fiscal year ended June 30, 2013. Chris Taylor received $8,720 for serving as a non-employee director of Moneytech during the year ended June 30, 2013.

Commencing July 1, 2013, non-employee directors receive an annual retainer of $50,000, and the Chairman of the Audit Committee receives an additional $10,000 per annum. Non-employee directors also are eligible to receive option grants from our company. The compensation committee will assist the directors in reviewing and approving the compensation structure for our directors. In addition, non-employee directors are entitled to be reimbursed for their actual travel expenses for each Board of Directors meeting attended.

On July 19, 2013, we granted options to purchase 75,000 shares of common stock pursuant to the 2013 Omnibus Incentive Plan to each of Messrs. Klaus Selinger, John Wolfgang and Richard Allely, our non-employee directors.  The Options shall continue in force through June 30, 2020 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. Subject to the provisions of the Plan, the right to exercise the Options shall vest as to 2,083 shares on September 30, 2013, and as to an additional 2,083 shares on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on the last day of August 31, 2016, and the exercise price per share of the Options vesting as of any date shall be $2.00.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures relating to corporate governance; and management and director succession planning.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated, with Klaus Selinger as Chairman of the Board and Hugh Evans as our Chief Executive Officer.

Code of Ethics

The rules of the Securities and Exchange Commission requires us to either adopt a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer or explain why we have not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

As of the date of this Form 10-K, we have not adopted a code of ethics; however, we anticipate that our Audit Committee will adopt a code of ethics at its next meeting.

Item 11.   Executive Compensation.

The following summary compensation table sets forth the total compensation earned by, paid to, or accrued for the year ended January 31, 2013, for each individual who served as our Chief Executive Officer during the year ended January 31, 2013, the most recently completed fiscal year of the Company prior to the acquisition of Moneytech on June 30, 2013.  None of the executive officers of the Company earned or was paid in excess of $100,000, for services rendered in all capacities to the Company during the year ended January 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Marco Garibaldi	2013	$85,000	(1)	0	0	0	0	0	0		$85,000
Chairman, CTO	2012	$0		0	0	0	0	0	30,000	(2)	$30,000

Edward DeFeudis	2013	$85,000	(3)	0	0	0	0	0	0		$85,000
President, CEO, CFO	2012	$0		0	0	0	0	0	30,000	(4)	$30,000

Denita Willough	2013	$10,083	(6)	0	0	$70,940	0	0	0		0
Former CEO(5)	2012	0		0	0	0	0	0	0		0
________________________

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
(4) Including $30,000 paid to Mr. DeFeudis as consulting fees through Lion Equity Holding Corp.
(5) On August 31, 2012, Denita Willoughby resigned as the Chief Executive Officer of the Company and a member of the Company’s Board of Directors.
(6) In lieu of cash payment, Denita. Willough was issued 504,163 shares of the Company’s common stock.

Moneytech:

The following summary compensation table sets forth the total compensation earned by, paid to, or accrued for the year ended June 30, 2013, for each individual who served as Chief Executive Officer of Moneytech during the year ended June 30, 2013, the most recently completed fiscal year of the Company.  Except for Hugh Evans, none of the executive officers of Moneytech earned or was paid in excess of $100,000, for services rendered in all capacities to the Company during the year ended June 30, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Hugh Evans	2013	125,000	250,000					11,250	386,250
Managing Director	2012	125,000	250,000					11,250	386,250

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2013, or held any outstanding stock options as of June 30, 2013.

Long-Term Incentive Plans and Awards

On May 9, 2013, we issued 1,000,000 shares of common stock to each of Edward DeFeudis, our then President and CEO, and Mario Garibaldi, our then Chairman, pursuant to substantially identical Restricted Stock Agreements. The shares are subject to a right of first refusal in favor of the Company whereby should either of Mr. DeFeudis or Mr. Garibaldi desire to sell all or any portion of his 1,000,000 shares, he would have to offer to sell them to the Company at a price equal to the price offered by a third party (or at which the shares can be sold over the counter) minus $2.00 (the "First Refusal Discount Amount"). For example, if a third party were to offer to purchase 100,000 shares from either of Mr. DeFeudis or Mr. Garibaldi at a price of $3.00 per share, he would have to offer such shares to the Company at a price of $1.00 per share. Likewise, if Mr. DeFeudis or Mr. Garibaldi desires to sell any of his 1,000,000 in the public market at a time when the shares are trading for $3.00 per share, he will first have to offer to sell them to our company for $1.00 per share.

2013 Omnibus Incentive Plan

On April 8, 2013, we approved and adopted an Omnibus Incentive Plan, which reserved 2,500,000 shares of common stock.  This plan was implemented to recognize and provide additional incentive to our directors, employees, consultants, advisors and affiliates to establish and sustain our growth and financial success.

On July 19, 2013, we granted options to purchase 75,000 shares of common stock pursuant to the 2013 Omnibus Incentive Plan to each of Messrs. Klaus Selinger, John Wolfgang and Richard Allely, our non-employee directors, at an exercise price of $2.00 per share. The options vest as to 2,083 shares on September 30,, 2013, and as to an additional 2,083 shares on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on the last day of August 31, 2016.  The options will vest immediately upon the occurrence of a Change in Control, as defined in the 2013 Omnibus Incentive Plan. The options expire on June 30, 2020.

Employment Agreements

Hugh Evans has served as Managing Director of Moneytech since March 1, 2004 pursuant to an Employment Agreement. The Employment Agreement provides for a salary of $250,000 per annum, plus commissions, including a guaranteed annual contribution equal to 9% of his salary to his superannuation fund. The Employment Agreement may be terminated by Moneytech or Mr. Evans upon four weeks prior written notice and Moneytech may terminate Mr. Evans employment immediately for cause (as defined in the Employment Agreement).

The Employment Agreement includes restrictive covenants which prohibit Mr. Evans personally or on behalf of any person, firm or company (other than the Moneytech Group):

 (a) for a period of twelve months from the termination of his employment with Moneytech from (i) soliciting clients or customers of Moneytech and its subsidiaries (the “Moneytech Group”) within Australia or New Zealand for any business conducted by Moneytech Group, or (ii) soliciting, interfering with or endeavoring to entice away from Moneytech Group any person, firm or company who at any time during the term of his employment was a customer or client of Moneytech Group; and

(b) for a period of six months from the termination of his employment with Moneytech from (i) approaching, enticing, endeavoring to entice away from the Moneytech Group any person, firm or company which during the six months before such termination was a director, employee, consultant, agent, representative, associate or advisor to any company within the Moneytech Group, or (ii) accepting any employment, which would require Mr. Evans to reveal any confidential information of the Moneytech Group without Moneytech Group’s prior written consent.

Edward DeFeudis is employed by WikiTechnologies as its Chief Executive Officer, President and Chief Financial Officer until May 29, 2015. The agreement provides for an annual base salary of $120,000, subject to increases of $30,000 for each $1,000,000 of cumulative revenues achieved by WikiTechnologies during the period commencing May 29, 2013; provided that payment of his base salary is deferred until WikiTechnologies receives an aggregate of $600,000 in financing, subject to the discretion of the Board of Directors of WikiTechnologies to accelerate payment. If Mr. DeFeudis’ employment is terminated other than for “cause” (as defined), his resignation, or death, he shall be entitled to receive payment of base salary for a period of six months after the date of termination, less in the case of a termination for disability, any long-term disability benefits he receives under a welfare benefit plan maintained by WikiTechnologies.

If his employment is terminated for cause or upon his resignation, the agreement prohibits Mr. DeFeudis, during the following twelve months, from engaging in a business which competes with the business of WikiTechnologies in any country where it has significant business operations, or soliciting for employment by anyone other than WikiTechnologies any individual known by him (after reasonable inquiry to be employed at the time by WikiTechnologies or any of its affiliated companies.

Marco Garibaldi is employed by WikiTechnologies as its Chief Executive Officer, President and Chief Financial Officer until May 29, 2015. The agreement provides for an annual base salary of $120,000, subject to increases of $30,000 for each $1,000,000 of cumulative revenues achieved by WikiTechnologies during the period commencing May 29, 2013; provided that payment of his base salary is deferred until WikiTechnologies receives an aggregate of $600,000 in financing, subject to the discretion of the Board of Directors of WikiTechnologies to accelerate payment. If Mr. DeFeudis’ employment is terminated other than for “cause” (as defined), his resignation, or death, he shall be entitled to receive payment of base salary for a period of six months after the date of termination, less in the case of a termination for disability, any long-term disability benefits he receives under a welfare benefit plan maintained by WikiTechnologies.

If his employment is terminated for cause or upon his resignation, the agreement prohibits Mr. DeFeudis, during the following twelve months, from engaging in a business which competes with the business of WikiTechnologies in any country where it has significant business operations, or soliciting for employment by anyone other than WikiTechnologies any individual known by him (after reasonable inquiry to be employed at the time by WikiTechnologies or any of its affiliated companies.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Change in Control

As a result of the issuance of 5,300,000 shares of common stock to the former shareholders of Moneytech, including the shares issued to Hugh Evans, the Chairman and Managing Director of Moneytech, and the issuance to Mr. Evans of 5,000 shares of Series B Preferred Stock, there has been a change in control of our company. Under the terms of the Series B Certificate of Designation, Mr. Evans, as the holder of the Series B Shares has the right, until June 30, 2018, to (A) elect the majority of our Board of Directors and (B) vote on all other matters presented to holders of our common stock (the “Common Shareholders”), with each vote per Series B Share equal to 1,000 shares of common stock. After June 30, 2018, the Series B Preferred Shares will have no voting rights and we may redeem the Series B Shares for a per share price of one tenth of a cent ($0.001.  The Series B Shares do not have any conversion rights and are not be entitled to receive any dividends, distributions, or other economic or financial interest in our company, and in the event of a liquidation, dissolution, or winding up of our company, whether voluntary or involuntary, the holders of Series B Shares are entitled to receive out of the assets of the company, whether such assets are capital or surplus of any nature, the sum of one tenth of a cent ($0.001) per Series B Share, after payment to the holders of the common stock and the holders of any other series or class of the equity securities of our company ranking senior to the common stock.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of October 1, 2013 by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock and our series B preferred stock, our only voting securities;
•	each named executive officer;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Source Financial, Inc., Level6/97 Pacific Highway, North Sydney NSW 2060, Australia. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, where applicable.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 1, 2013. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentage voting power is based on 9,961,637 shares of common stock and 5,000 shares of Series B Preferred Stock outstanding on October 1, 2013.  Holders of the Company’s Series B Shares are entitled to elect a majority of our Board of Directors through June 30, 2018 and vote together with holders of common stock as a single class on all matters presented to holders of our common stock, with each vote per Series B Share equal to 1,000 shares of common stock.

Shares Beneficially Owned

	Common Stock			Series B Preferred Stock			% Total Voting
	Shares		%	Shares		%	Power (1)
Name of Beneficial Owner
Directors and Named Executive Officers
Hugh Evans	2,001,514	(2)	20.09%	5,000	(1)	100%	46.80%
Edward DeFeudis	1,493,725	(3)	14.99	0		—	9.98%
Klaus Selinger	0		—	0		—	—
Richard Wolfgang	0		—	0		—	—
Richard Allely	0		—	0		—	—
Marco Garibaldi, Chairman of WikiTechnologies	1,461,000	(4)	14.67	0		—	9.76%

All directors and executive officers as a group (5 persons)	4,956,239	(2)(3)(4)	49.75%	5,000		100%	66.55%
			%
Holders of More than 5%			%
Christopher John Taylor and Jane Joanne Taylor ATF The Taylor Family Superannuation Fund No.2	709,770		7.13%	-		-	4.69%

(1)
Percentage total voting power represents voting power with respect to all shares of our common stock and Series B preferred stock, as a single class. Except as provided in the certificate of designation creating the Series B preferred stock or as may be required by law, the holder of Series B Shares and holders of common stock vote together as a single class on all matters upon which holders of common stock are entitled to vote with holders of Series B Shares entitled to 1,000 votes per share of Series B Shares through June 30, 2018 and each holder of common stock entitled to one vote per share of common stock. The holder(s) of Series B Shares are entitled to elect a majority of the members of our Board of Directors through June 30, 2018.

(2)	Represents shares of common stock registered in the name of BIX Holdings Pty Ltd ATF The Atherstone Trust & The Evans Family Superannuation Trust, a family trust of which Mr. Evans is the trustee.

(3)
Includes 97,090 shares held by Spider Investment, LLC.   Mr. DeFeudis has control and dispositive power over the shares owned by Spider Investment, LLC and is the beneficial owner of Spider Investment, LLC.  Includes 1,120,000 shares deposited in escrow over which he retains voting power. See Item 1. “Business – Acquisition of Moneytech” for a description of the terms of the escrow agreement.

(4)
Includes 65,000 shares held by Situation X, LLC. Marco Garibaldi has control and dispositive power over the shares owned by Situation X, LLC and he is the beneficial owner of Situation X, LLC.  Includes 1,120,000 shares deposited in escrow over which he retains voting power. See Item 1. “Business – Acquisition of Moneytech” for a description of the terms of the escrow agreement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transaction With Related Persons.

The following is a summary of material provisions of various transactions we have entered into with our executive officers, directors (including nominees), 5% or greater stockholders and any of their immediate family members or entities affiliated with them since February 1, 2011. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

During the years ended June 30, 2013, 2012 and 2011, Moneytech paid a company controlled by Hugh Evans, the Chairman and Managing Director of Moneytech, and now the President and Chief Executive Officer of the Company, $201,299 and $163,219, respectively, for consulting services.

On May 9, 2013, we issued 1,000,000 shares of common stock to each of Edward DeFeudis, our then President and CEO, and Mario Garibaldi, our then Chairman, pursuant to substantially identical Restricted Stock Agreements. The shares are subject to a right of first refusal in favor of the Company whereby should either of Mr. DeFeudis or Mr. Garibaldi desire to sell all or any portion of his 1,000,000 shares, he would have to offer to sell them to the Company at a price equal to the price offered by a third party (or at which the shares can be sold over the counter) minus $2.00 (the "First Refusal Discount Amount"). For example, if a third party were to offer to purchase 100,000 shares from either of Mr. DeFeudis or Mr. Garibaldi at a price of $3.00 per share, he would have to offer such shares to the Company at a price of $1.00 per share. Likewise, if Mr. DeFeudis or Mr. Garibaldi desires to sell any of his 1,000,000 in the public market at a time when the shares are trading for $3.00 per share, he will first have to offer to sell them to our company for $1.00 per share.

Approval of Related-Party Transactions

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. In connection with this offering, we intend to revise our written policy to ensure compliance with all applicable requirements of the SEC concerning related-party transactions.

Under the new policy, our directors and director nominees, executive officers and holders of more than 5% of our common stock, including their immediate family members, will not be permitted to enter into a related party transaction with us, as described below, without the consent of our Audit Committee. Any request for us to enter into a transaction in which the amount involved exceeds $120,000 and any such party has a direct or indirect material interest, subject to certain exceptions will be required to be presented to our Audit Committee for review, consideration and approval. Management will be required to report to our Audit Committee any such related party transaction and such related party transaction will be reviewed and approved or disapproved by the disinterested members of our Audit Committee.

On October 4, 2012, Edward DeFeudis, our then President, Chief Executive Officer, Chief Financial Officer and Director, loaned the Company $5,000 for general working capital purposed.  The loan was non-interest bearing and due on demand.  The loan has been repaid.

Director Independence

Our Board of Directors has determined that Klaus Selinger, John Wolfgang and Richard Allely are "independent directors" within the meaning of New York Stock Exchange Rule 303A.02.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by PS Stephenson & Co., P.C. and Lichter Yu and Associates for professional services rendered for the fiscal years ended January 31, 2013 and June 30, 2013:

	Fiscal Year Ended
	January 31, 2013	June 30, 2013
Audit Fees	$10,000	$55,000
Audit Related Fees	0	-
Tax Fees	1,000	-
All Other Fees	0	-
	$11,000	$55,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Lichter, Yu and Associates., our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2013 and 2012. The Board of Directors also has discussed with Lichter, Yu and Associates the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Lichter, Yu and Associates required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Lichter, Yu and Associates its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 for filing with the SEC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

The audited consolidated balance sheet of the Company and its subsidiaries as of June 30, 2013 and June 30, 2012, the related condensed statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Lichter, Yu and Associates, independent auditors, are filed herewith.

(2)	Financial Statement Schedules

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 10, 2012 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 14, 2012).

2.2	Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2013).

3.1	Amended and Restated Certificate of Incorporation.

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-153798) declared effective on March 13, 2009).

10.1	Employment Agreement between Moneytech and Hugh Evans.

10.2	Employment Agreement between WikiTechnologies and Edward DeFeudis.

10.3	Employment Agreement between WikiTechnologies and Marco Garibaldi.

10.4	Receivables Purchase Agreement, as amended.

10.5	Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2013).

10.6	Restricted Stock Option Agreement effective May 9, 2013 with Edward DeFeudis (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.7	Restricted Stock Option Agreement effective May 9, 2013 with Marco Garibaldi (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.8	Stock Option Agreement dated July 19, 2013 with Klaus Selinger.

10.9	Stock Option Agreement dated July 19, 2013 with John Wolfgang.

10.10	Stock Option Agreement dated July 19, 2013 with Richard Allely.

10.11	Lease dated September 13, 2011 for Suites 101A and 101B, Level 6, 97-103 Pacific Highway, North Sydney, Australia.

10.12	Lease dated July 25, 2013 for Suite 8, 842 Albany Highway, Victoria Park, Australia.

10.13	Escrow Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013).

10.14	Letter Agreement dated May 28, 2013 with Hugh Evans concerning Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2013).

10.15	Service Agreement dated April 19, 2013 by and among Source, WikiTechnologies and 24 Seven Technologies, Inc.

10.16	Consulting Agreement between Source and Market Street Investor Relations LLC, dated July 9, 2013

16.1	Letter from P.S. Stephenson & Co., P.C. (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on September 27, 2013).

21.1	Subsidiaries

31.1	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE FINANCIAL, INC.

Dated: October 15, 2013	By:	/s/ Hugh Evans
Hugh Evans
Chief Executive Officer, President and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on October 15, 2013.

Signature	Title

/s/ Hugh Evans	Chief Executive Officer, President, Chief Financial Officer and Director
Hugh Evans	(Principal Executive and Financial Officer)

/s/ Klaus Selinger	Chairman of the Board
Klaus Selinger

/s/ John Wolfgang	Director
John Wolfgang

/s/ Richard Allely	Director
Richard Allely

/s/ Edward DeFeudis	Director
Edward DeFeudis