Form 10-Q/A
period 2013-09-30
SOURCE FINANCIAL, INC.
filed 2013-11-26
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2013, the Registrant had outstanding 9,961,632 shares of common stock outstanding.

Explanatory Note

This amendment is being filed to amend Item 1 (Financial Statements) of Part 1and Item 6 (Exhibits) of Part II to this Report.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements

SOURCE FINANCIAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,100,551	$7,205,827
Trade receivables, net	28,192,664	27,008,840
Inventories	235,035	220,377
Deferred tax asset	186,180	718,767
Other current assets	1,326,207	820,726
TOTAL CURRENT ASSETS	37,040,637	35,974,537

NON-CURRENT ASSETS
Intangible assets, net	3,639,080	3,512,767
Deferred tax asset	1,516,610	988,860
Property, plant and equipment, net	575,726	578,136
Other assets	50,000	95,973
Goodwill	70,388	69,057
TOTAL NON-CURRENT ASSETS	5,851,804	5,244,793

TOTAL ASSETS	$42,892,441	$41,219,330

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,233,635	$5,250,399
Wholesale loan facility	27,019,113	25,669,388
Cash reserve	2,767,943	2,731,094
TOTAL CURRENT LIABILITIES	35,020,691	33,650,881

NON-CURRENT LIABILITIES
Shareholder loans	96,536	45,665
TOTAL NON-CURRENT LIABILITIES	96,536	45,665

TOTAL LIABILITIES	35,117,227	33,696,546

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series B, $0.01 par value, 10,000,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.10 par value, 500,000,000 shares authorized, 9,961,632 shares issued and outstanding, respectively	996,163	996,163
Common stock to be issued	50,900	33,837
Additional paid-in capital	14,860,310	14,462,575
Other accumulated comprehensive loss	(913,393)	(1,052,144)
Accumulated deficit	(7,218,816)	(6,917,697)
TOTAL STOCKHOLDERS' EQUITY	7,775,214	7,522,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,892,441	$41,219,330

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

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional			Total
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$14,462,575	$(1,052,144)	$(6,917,697)	$7,522,784

Issuance of stock options	-	-	-	-	70,123	-	-	70,123

Compensation in respect of option and restricted stock granted to employees, directors and third- parties	170,632	17,063	-	-	327,612	-	-	344,675

Net loss for the three months ended September 30, 2013	-	-	-	-	-	138,751	(301,119)	(162,368)

Balance September 30, 2013	10,470,632	$1,047,063	5,000	$50	$14,860,310	$(913,393)	$(7,218,816)	$7,775,214

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
The Company has 500,000,000 shares of Common Stock authorized at a par value of $0.10 as of September 30, 2013 and  June 30, 2013. There were 9,961,632 shares issued and outstanding as of September 30, 2013 and June 30, 2013. The Company has 509,000 and 338,368 shares to be issued as of September 30, 2013 and June 30, 2013, respectively. Each Common Stock holder will have one (1) vote.

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

●
On October 3, 2013 the Company amended and restated the certificate of incorporation to decrease the number of authorized shares of common stock and preferred stock to 50,000,000 and 1,000,000 respectively.  The Company also reduced the par value of the common stock to $0.001 from $0.10.

PART II – OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE FINANCIAL, INC.

November 26, 2013	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

November 26, 2013	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)