Form 10-Q
period 2013-12-31
SOURCE FINANCIAL, INC.
filed 2014-02-14
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 10, 2014, the Registrant had outstanding  9,811,632  shares of common stock.

SOURCE FINANCIAL, INC.
FORM 10-Q

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

PART I     FINANCIAL INFORMATION

Item 1.  Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND JUNE 30, 2013

ASSETS	December 31, 2013	June 30, 2013
	(Unaudited)	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$6,899,738	$7,140,539
Trade receivables, net	26,768,591	27,008,840
Inventories	206,180	220,377
Deferred tax asset	268,440	718,767
Other current assets	1,499,491	817,048
Net assets of discontinued operations	247,805	326,425
TOTAL CURRENT ASSETS	35,890,245	36,231,996

NON-CURRENT ASSETS
Intangible assets, net	3,339,148	3,314,413
Deferred tax asset	1,081,531	988,860
Property, plant and equipment, net	502,724	569,031
Other assets	-	45,973
Goodwill	67,659	69,057
TOTAL NON-CURRENT ASSETS	4,991,062	4,987,334

TOTAL ASSETS	$40,881,307	$41,219,330

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,258,287	$5,247,399
Wholesale loan facility	25,593,086	25,669,388
Cash reserve	2,648,529	2,731,094
Net liabilities of discontinued operations	221,911	3,000
TOTAL CURRENT LIABILITIES	33,721,813	33,650,881

NON-CURRENT LIABILITIES
Shareholder loans	44,731	45,665
TOTAL NON-CURRENT LIABILITIES	44,731	45,665

TOTAL LIABILITIES	33,766,544	33,696,546

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 and $0.1 par value, 50,000,000 and 500,000,000 shares authorized, 9,811,632 and 9,961,632 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	9,812	996,163
Common stock to be issued, 509,000 and 338,368 respectively	509	33,837
Treasury stock	150	-
Additional paid-in capital	15,942,270	14,462,575
Other accumulated comprehensive loss	(1,200,861)	(1,052,144)
Accumulated deficit	(7,637,167)	(6,917,697)
TOTAL STOCKHOLDERS' EQUITY	7,114,763	7,522,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,881,307	$41,219,330

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenue	$1,581,716	$1,309,608	$2,955,168	$2,616,913
Cost of revenue	783,425	770,794	1,738,669	1,683,600
Gross profit	798,291	538,814	1,216,499	933,313

Operating Expenses

Compensation expenses	251,521	231,954	369,074	386,883
Research and development expense	109,397	118,057	218,795	236,115
Bad debt expenses	30,259	61,736	251,252	68,686
Occupancy expenses	70,123	64,862	132,041	123,489
Depreciation expense	16,813	18,870	36,907	29,921
General and administration expenses	476,376	62,277	642,806	71,621
Total operating expenses	954,489	557,756	1,650,875	916,715
(Loss) income from operations	(156,198)	(18,942)	(434,376)	16,598

Other Income (Expense)
Interest income	26,383	23,925	53,222	54,093
Research and development grant	111,900	93,483	295,200	186,948
Finance costs	(284)	-	(284)	(141)
Other income	3,713	-	3,713	-
Total Other Income	141,712	117,408	351,851	240,900

(Loss) income from continuing operations before income taxes	(14,486)	98,466	(82,525)	257,498

Provision for income taxes	299,187	90,158	339,416	95,078

Net (loss) income from continuing operations	(313,673)	8,308	(421,941)	162,420

Net loss from discontinued operations	(104,678)	-	(297,530)	-

Net (loss) income	(418,351)	8,308	(719,471)	162,420

Other comprehensive income
Foreign currency translation	(287,468)	(63,565)	(148,717)	178,363

Comprehensive (loss) income	$(705,819)	$(55,257)	$(868,188)	$340,783

Net (loss) income per share
Basic and Diluted:
Continuing operations	$(0.030)	$0.002	$(0.040)	$0.031
Discontinued	$(0.010)	$-	$(0.028)	$-
Total	$(0.040)	$0.002	$(0.069)	$0.031

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	10,470,632	5,300,000	10,449,303	5,300,000
Diluted	10,470,632	5,300,000	10,449,303	5,300,000

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY
DECEMBER 31, 2013
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury	Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Equity

Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$-	$14,462,575	$(1,052,144)	$(6,917,697)	$7,522,784

Issuance of stock options	-	-	-	-	-	115,492	-	-	115,492

Compensation in respect of option and restricted stock granted to employees, directors and third- parties	170,632	17,063	-	-	-	327,611	-	-	344,674

Change in par value of shares	-	(1,036,592)	-	-	-	1,036,592	-	-	-

Return of stock	-	(150)	-	-	150	-	-	-	-

Net (loss) income for the six months ended December 31, 2013	-	-	-	-	-	-	(148,717)	(719,470)	(868,187)

Balance December 31, 2013	10,470,632	$10,321	5,000	$50	$150	$15,942,270	$(1,200,861)	$(7,637,167)	$7,114,763

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	December 31, 2013	December 31, 2012

Net (loss) income	$(719,470)	$162,420
Net (loss) from discontinued operations	(297,530)	-
Net (loss) income from continuing operations	(421,940)	162,420

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	357,687	345,507
Stock options and shares issued for compensation	178,356	-

(Increase) decrease in assets:
Trade receivables, net	(316,347)	32,103
Inventories	10,034	(108,826)
Deferred tax asset	333,067	88,950
Other assets	(460,935)	85,329
Increase (decrease) in current liabilities:
Trade payables	187,821	(1,191,086)
Net cash (used in) operating activities	(132,257)	(585,603)

Cash flows from investing activities
Purchase of property, plant and equipment	(73,053)	(588,018)
Development of intangible assets	(322,875)	-
Net cash (used in) investing activities	(395,928)	(588,018)

Cash flows from financing activities
Wholesale loan facility, net	457,395	531,199
Capital Reserve	(28,096)	347,921
Shareholder loans, net	-	(71,470)
Net cash provided by financing activities	429,299	807,650

Net cash (used in) continuing operations	(98,886)	(365,971)

Cash flows from discontinued operations
Net cash (used in) operating activities from discontinued operations	(209,381)	-
Net cash (used in) investing activities from discontinued operations	(5,906)	-
Net cash provided by financing activities from discontinued operations	150,000	-
Net cash (used in) discontinued operations	(65,287)	-

Effect of exchange rate changes on cash and cash equivalents	(141,916)	124,483
Net decrease in cash and cash equivalents	(306,089)	(241,488)
Cash and cash equivalents at the beginning of the period - from continuing operations	7,140,539	5,617,025
Cash and cash equivalents at the beginning of the period - from discontinued operations	65,288	-
Cash and cash equivalents at the end of the period	$6,899,738	$5,375,537

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$6,356	$95,078
Interest payments	$888,684	$901,130

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$115,492	$-
Restricted stock compensation	$344,674	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the audited annual financial statements for the years ended June 30, 2013 and 2012. Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Restatements
Subsequent to the issuance of the Company's financial statements for the fiscal year ended June 30, 2013, the Company determined that certain shares that had been authorized for issuance prior to the share exchange on June 30, 2013 and presentation of the stockholders’ equity on the consolidated balance sheet had not been properly accounted for in the Company’s financial statements.  Specifically, the number of shares outstanding as of June 30, 2013 was 10,300,000, of which 338,368 is to be issued. The Company decided to restate the consolidated balance sheet and stockholders’ equity for the fiscal year ended June 30, 2013 which resulted in a change in the opening numbers for the six months ended December 31, 2013.

The effect of the restatements are as follows:

	Reported	Restated
CONSOLIDATED BALANCE SHEET	June 30, 2013	June 30, 2013
Preferred stock	$50	$50
Common stock	996,164	996,163
Common stock to be issued	-	33,837
Additional paid in capital	14,496,411	14,462,575
Other comprehensive income	(1,052,144)	(1,052,144)
Accumulated income/(deficit)	(6,917,697)	(6,917,697)
Total Stockholders' Equity	$7,522,784	$7,522,784

There was no impact on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Note 2 – DISCONTINUED OPERATIONS

In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi as per the terms of the Share Exchange Agreement (“Share Exchange Agreement”) dated May 30, 2013.  The decision was taken because revenue and profitability benchmarks as per the Share Exchange Agreement were unlikely to be met.  Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations in the statement of operations and comprehensive (loss) income.

The operating results of the discontinued operation are summarized as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
NET RESULT FROM DISCONTINUED OPERATIONS	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Revenue	$1,008	$-	$2,647	$-
Cost of Revenue	48,128	-	70,460	-
Gross (Loss)	(47,120)	-	(67,813)	-
Operating Expenses	58,778	-	230,277	-
(Loss) from operations	(105,898)	-	(298,090)	-
Other income	1,220	-	560	-
(Loss) before tax	(104,678)	-	(297,530)	-
Tax	-	-	-	-
(Loss) after tax	$(104,678)	$-	$(297,530)	$-

All assets and liabilities of WikiTechnologies, Inc. have been classified as assets/liabilities of discontinued operations in the balance sheet.  The carrying amounts of assets and liabilities of discontinued operations are as follows:

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	12/31/2013	6/30/2013
Current assets
Cash and cash equivalents	$3,312	$65,288
Other current assets	675	3,678
Total current assets	3,987	68,966
Non Current Assets
Fixed Assets	12,869	9,105
Intellectual property	195,949	198,354
Other assets	35,000	50,000
Total Non Current assets	243,818	257,459
Total Assets	247,805	326,425

Current Liabilities
Trade Creditors	3,000	3,000
Provisions and accruals	3,912
Intercompany liabilities	64,999
Total Current Liabilities	71,911	3,000
Non Current Liabilities Shareholder loans	150,000
Total Non Current liabilities	150,000	-
Total Liabilities	221,911	3,000

Net Assets	$25,894	$323,425

The discontinued operations of Wiki Technologies, Inc. were reported in the United States of America segment in our geographic segment information as per Note 17.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Source Financial, Inc (“Source”) and its wholly owned subsidiaries Moneytech Limited (“Moneytech”), Moneytech Finance Pty Ltd, mPayments Pty Ltd., Moneytech POS Pty Ltd., Moneytech Services Pty Ltd, Moneytech USA and WikiTechnologies, Inc., collectively referred to as the Company.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Exchange (Loss) Gain
During the three and six months ended December 31, 2013 and 2012, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive (Loss) Income
The accounts of Moneytech Limited and its wholly owned subsidiaries were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency.  All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period.  Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction.  Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

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

Cost of Revenue
Cost of revenue includes: programs licensed, operating costs including costs of funds and related product support service centers to drive traffic to our websites; costs incurred to support and maintain products and services, including inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized intangible software costs. Capitalized intangible software costs are amortized over the estimated lives of the products.

Research and Development
Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products is generally shortly before the products are put into service. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.  Certain research and development costs are eligible for reimbursement by the Australian government.  Research and development expense is included as an operating expense and research and development grant income is reported as other income.

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

At December 31, 2013 and 2012, the Company had not taken any significant uncertain tax positions on its tax returns for 2012 and prior years or in computing its tax provision.

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

Cash and Cash Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At December 31, 2013, the Company had $6,899,738 in cash, all of which was on deposit in Australia and not covered by insurance.  At June 30, 2013, the Company had $7,140,539 in cash in Australia which was not covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of December 31, 2013 and June 30, 2013, inventory only consisted of finished goods.

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of December 31, 2013 and June 30, 2013, Property, Plant & Equipment consisted of the following:

	12/31/2013	6/30/2013
Office equipment	$35,221	$35,949
Furniture and fixtures	225,269	229,927
Computers and software	1,282,160	1,282,317
Accumulated Depreciation	(1,039,927)	(979,163)
	$502,724	$569,031

As of December 31, 2013 and 2012, depreciation expense consisted of the following:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Depreciation, operating	$16,813	$18,867	$36,907	$29,921
Depreciation, cost of revenue	29,469	26,510	56,576	55,936
Total depreciation expense	$46,282	$45,377	$93,483	$85,857

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

As of December 31, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for the three and six months ended December 31, 2013 and 2012:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net (loss) income from continuing operations	$(313,673)	$8,308	$(421,941)	$162,420
Net result from discontinued operations	(104,678)	-	(297,530)	-
Net (loss) income	$(418,351)	$8,308	$(719,471)	$162,420

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	10,470,632	5,300,000	10,449,303	5,300,000
Dilutive effect of stock options	-	-	-	-
Diluted	10,470,632	5,300,000	10,449,303	5,300,000

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net (loss) income per share
Basic and diluted:
Continuing operations	$(0.030)	$0.002	$(0.040)	$0.031
Discontinued	$(0.010)	$-	$(0.028)	$-
Total	$(0.040)	$0.002	$(0.069)	$0.031

The options to purchase up to 62,996 shares of common stock were anti-dilutive during the three and six months ended December 31, 2013.

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

The Company evaluated its goodwill for impairment on December 31, 2013, and concluded there was no impairment as of that date.

Intangible Assets
The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.  Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2013.

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

Reclassification
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company concluded that it was appropriate to reclassify some if its depreciation expenses as cost of goods sold, which previously was included in operating expenses.

Note 4 – TRADE RECEIVABLES, NET

As of December 31, 2013 and June 30, 2013, trade receivables consist of the following:

	12/31/2013	6/30/2013
Trade receivables	$27,602,077	$27,740,315
Allowance for bad debt	(833,486)	(731,475)
Total trade receivables, net	$26,768,591	$27,008,840

Note 5 – DEFERRED TAX ASSETS

As of December 31, 2013 and June 30, 2013, the Company had deferred tax assets of $1,436,790 and $1,707,627 respectively.  The Company had approximately $4,499,872 as of December 31, 2013 and $5,692,050 as of June 30, 2013 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia.  The NOLs can be carried forward without expiration in Australia.

The deferred tax asset as of December 31, 2013 and June 30, 2013 consists of the tax benefit of the NOL carryforward.  Management believes that all NOLs will be utilized in the near future and therefore no allowance was provided.  Accordingly, the Company as of December 31, 2013 and June 30, 2013 has deferred tax asset of:

	12/31/2013	6/30/2013
Current deferred tax assets	$268,440	$718,767
Non current deferred tax assets	1,081,531	988,860
Deferred tax assets	$1,349,971	$1,707,627

Note 6 – OTHER ASSETS

Other assets consist of the following as of December 31, 2013 and June 30, 2013:

Other current assets	12/31/2013	6/30/2013
Research & development grant receivable	$680,048	$401,852
Insurance claim receivable	172,572	269,556
Prepayment	76,083	66,922
Deferred compensation	216,811	-
Other assets	353,977	78,718
	$1,499,491	$817,048

Other non current assets	12/31/2013	6/30/2013
Deferred payment processing cost	$-	$-
Prepaid gift card establishment fees	-	45,973
	$-	$45,973

Note 7 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2013 and June 30, 2013:

	12/31/2013	6/30/2013
Moneytech and mPayments software	$5,901,743	$5,239,641
Accumulated amortization	(2,562,596)	(1,925,228)
	$3,339,148	$3,314,413

The intangible assets are amortized over 10-12 years.  Amortization expense of $264,204 and $259,650 was included in cost of revenues for the six months ended December 31, 2013 and 2012, respectively.

Note 8 – GOODWILL

As of December 31, 2013 and June 30, 2013, the Goodwill was comprised of the following:

	12/31/2013	6/30/2013
Acquisition cost of Moneytech POS Pty Ltd.	$96,191	$98,180
Fixed assets received	(53,587)	(54,695)
Liability assumed	25,055	25,572
Acquisition cost assigned to goodwill	$67,659	$69,057

Note 9 – TRADE AND OTHER PAYABLES

As of December 31, 2013 and June 30, 2013, trade and other payables consist of the following:

	12/31/2013	6/30/2013
Trade payables	$5,137,073	$4,848,656
Employee benefits	125,171	279,646
Other liabilities	(3,957)	119,097
Total payables	$5,258,287	$5,247,399

Note 10 – CURRENT LIABILITIES

	12/31/2013	6/30/2013
Wholesale loan facility	$25,593,086	$25,669,388
Cash reserve	2,648,529	2,731,094
	$28,241,615	$28,400,482

Wholesale Loan Facility
The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$30 million for the Company to use as of December 31, 2013 and June 30, 2013.  The line of credit is secured mainly by trade receivables.  Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility limit was  extended  to AUD$40 million and renewed until December 31, 2014, subject to pricing approval.  Interest expense charged to cost of revenue related to the loan for the six months ended December 31, 2013 and 2012 was approximately  USD $879,015 and USD $900,989, respectively.

Cash Reserve
The Company is required to maintain certain cash reserves with its senior debt provider in accordance with the RPA. The Required Cash Reserve amount may be provided by the Company or its customers and is held in a ‘Cash Reserve Account’ with its senior debt provider in accordance with the RPA’s terms and conditions.  The Required Cash Reserve balance is adjusted based on the RPA and the total facility limit provided to the Company by the senior lender.

Note 11 – NON-CURRENT LIABILITY

	12/31/2013	6/30/2013
Shareholders loans	$44,731	$45,665
	$44,731	$45,665

Shareholders’ Loan
The Company has a loan payable in the amount of AUD $50,000 to a shareholder.  The loan is due and payable on September 30, 2014.  Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 12 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has 1,000,000 undesignated shares of Preferred Stock authorized, each having  a par value of $0.01, as of December 31, 2013 and had 10,000,000 undesignated shares of Preferred Stock authorized, each having a par value of $0.01, at June 30, 2013.  There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of December 31, 2013 and June 30, 2013 (the “Series B Preferred Shares”).  Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

After June 30, 2018, the Series B Preferred Shares shall have no voting rights and shall be redeemable by the Company for the sum of one tenth of a cent ($0.001) per Series B Preferred Share. The Series B Preferred Shares will not have any conversion rights and shall not be entitled to receive any dividends, distributions, or other economic or financial interest in the Company, and in the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Class B Preferred Shares will be entitled to receive out of the Company’s assets, whether such assets are capital or surplus, of any nature, the sum of one-tenth of a cent ($0.001) per Series B Preferred Share, after payment to the holders of the Common Stock and the holders of any other series or class of the Company’s equity securities ranking senior to the Common Stock.

Common Stock
The Company has 50,000,000 shares of Common Stock authorized, each having   a par value of $0.001, as of December 31, 2013 and 500,000,000 shares of Common Stock authorized, each having  a par value of $0.1, as of June 30, 2013.  There were 9,811,632 shares issued and outstanding as of December 31, 2013 and 9,961,632 shares issued and outstanding as of June 30, 2013.  The Company has 509,000 and 338,368 shares to be issued as of December 31, 2013 and June 30, 2013, respectively.  Each share of Common Stock is entitled to one (1) vote.

On October 3, 2013, the Company amended and restated the certificate of incorporation to decrease the number of authorized shares of Common Stock and Preferred Stock to 50,000,000 and 1,000,000 respectively.  The Company also reduced the par value of the Common Stock to $0.001 from $0.10.

On October 29, 2013, 150,000 shares which had previously been issued to contractors were returned to treasury because performance criteria relating to the issuance of these shares had not been met.

Note 13 – STOCK COMPENSATION

Restricted shares
On July 23, 2013, the Company entered into a consulting agreement to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company was to issue 170,632 shares of Common Stock valued at $2.02 (stock price at grant date), and recorded $344,675 as deferred compensation.  During the three and six months ended December 31, 2013, the Company amortized $73,065 and $127,863 respectively as stock-based compensation.

Number of Shares
Granted but not issued June 30, 2013	338,368
Issued during six months ended December 31, 2013	-
Granted during six months ended December 31, 2013	170,632
Granted but not issued December 31, 2013	509,000

Note 14 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer.  Upon achievement of certain milestones, the contractor can receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share.  The options vest and become exercisable immediately upon grant with a 3 year life.  As of December 31, 2013, 13,000 of the Performance Based Stock Options are vested. The FV of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date FV of options was $249,995.

On July 19, 2013, the Company granted 75,000 Stock Options to each of the three non-employee directors pursuant to the Omnibus Incentive Plan.  These Stock Options are exercisable at an exercise price of $2.02 per share.  The options vest as to 2,083 shares per non-employee director on September 30, 2013, and as to an additional 2,083 shares each on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on the last day of August 31, 2016.  The options become exercisable immediately upon vesting and continue in force through June 30, 2020 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The FV of the options was calculated using the following assumptions: estimated life of seven years, volatility of 755%, risk free interest rate of 2.02%, and dividend yield of 0%. The grant date FV of options was $454,500.

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor.  These Stock Options are exercisable at an exercise price of $1.30 per share.  The options vested and become exercisable immediately upon granting and continue in force through August 22, 2016 (the "Expiration Date"), unless sooner terminated as provided by the agreement. The FV of the options was calculated using the following assumptions: estimated life of three years, volatility of 843%, risk free interest rate of .82%, and dividend yield of 0%. The grant date FV of options was $32,500.

The Company recorded $45,369 and $115,491 option expense in the three and six months, respectively, ended December 31, 2013.

The following is a summary of the activity and position as of December 31, 2013.

Number of Stock Options
Outstanding at June 30, 2013	100,000
Granted	250,000
Exercised	-
Expired	-
Outstanding at December 31, 2013	350,000
Exercisable at December 31, 2013	62,996

Options outstanding at December 31, 2013 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.30 to $2.50	350,000	5.412	$1.70	62,996	$1.70

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 15 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2013 and 2012, the Company paid a company controlled by the President of Moneytech for consulting services $96,782 and $52,977 (three months ended December 31, 2013 and 2012), respectively, and $122,449 and $105,943 (six months ended December 31, 2013 and 2012), respectively.

Note 16 – INCOME TAX

As of December 31, 2013, Moneytech had approximately $4,499,872 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia.  The NOLs can be carried forward without expiration in Australia.  The deferred tax asset as of December 31, 2013 and June 30, 2013 consists of the tax benefit of the NOL carry forward.  Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of December 31, 2013, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US.  Federal NOLs can generally be carried forward 20 years.  However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL.  The deferred tax assets of the US entities at December 31, 2013 were fully reserved.  Management believes it is more likely than not that these assets will not be realized in the near future.

The components of income before income taxes are as follows:

COMPONENTS OF INCOME BEFORE INCOME TAX	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
(Loss) income from continuing operations	$(14,486)	$98,466	$(82,525)	$257,498
Net loss from discontinued operations	(104,678)	-	(297,530)	-
(Loss) income before Income tax	(119,164)	98,466	(380,055)	257,498

Loss from USA operations	(489,318)	-	(807,091)	-
Income from Australian operations	370,154	98,466	427,036	257,498
(Loss) income before Income tax	(119,164)	98,466	(380,055)	257,498

Income tax	299,187	90,158	339,416	95,078
Effective tax rate	(251)%	92%	(89)%	37%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive (Loss) Income for the three and six months ended December 31, 2013 and 2012, respectively:

INCOME TAX EXPENSE	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Income tax expense - current	$-	$-	$-	$-
Income tax expense - deferred	299,187	90,158	339,416	95,078
Total	$299,187	$90,158	$339,416	$95,078

INCOME TAX RATE RECONCILIATION	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
US statutory rates	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%
Research and development expenditure	(19)%	(7)%	(8)%	(5)%
Amortisation of Intangibles	(67)%	38%	(21)%	29%
USA losses	(123)%	-%	(64)%	-%
Other expenses (benefits)	(72)%	30%	(27)%	(17)%
Tax expenses at actual rate	(251)%	92%	(89)%	37%

Note 17 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and United States of America.  All inter-company transactions are eliminated in consolidation.

For the three months ended December 31, 2013 and 2012, geographic segment information is as follows:

	Three Months Ended December 31, 2013				Three Months Ended December 31, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$1,579,542	$3,182	$-	$1,582,724	$1,309,608	$-	$-	$1,309,608
Cost of Revenue	802,152	50,332	-	852,484	770,794	-	-	770,794
Total Expenses	548,948	443,389	-	992,337	557,756	-	-	557,756
Other Income	141,711	1,221	-	142,932	117,408	-	-	117,408
Net Income (Loss) before tax	370,154	(489,318)	-	(119,164)	98,466	-	-	98,466
Assets	40,748,149	7,154,616	7,021,458	40,881,307	40,892,232	-	-	40,892,232
Debt	33,609,632	553,117	396,205	33,766,544	32,538,169	-	-	32,538,169

For the six months ended December 31, 2013 and 2012, geographic segment information is as follows:

	Six Months Ended December 31, 2013				Six Months Ended December 31, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$2,952,994	$4,821	$-	$2,957,815	$2,616,913	$-	$-	$2,616,913
Cost of Revenue	1,736,465	72,664	-	1,809,129	1,683,600	-	-	1,683,600
Total Expenses	1,141,343	739,809	-	1,881,152	916,715	-	-	916,715
Other Income	351,850	561	-	352,411	240,900	-	-	240,900
Net Income (Loss) before tax	427,036	(807,091)	-	(380,055)	257,498	-	-	257,498
Assets	40,748,149	7,154,616	7,021,458	40,881,307	40,892,232	-	-	40,892,232
Debt	33,609,632	553,117	396,205	33,766,544	32,538,169	-	-	32,538,169

Note 18 – EQUITY INVESTMENT

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights.  The investment is accounted for by the equity method.  For the period from inception to December 31, 2013, 360 incurred a loss and the Company therefore did not recognize any income or return from the investment.

Note 19 – COMMITMENTS

The Company leases two offices under renewable operating leases expiring on August 31, 2014 and July 31, 2015.  The aggregate monthly rent is approximately USD $11,228.  For the three months ended December 31, 2013 and 2012, the rental expense was USD $33,684 and USD $38,805, respectively.  For the six months ended December 31, 2013 and 2012, the rental expense was USD $69,283 and USD $71,819, respectively.

Future minimum rental payments required under operating leases as of December 31, 2013 are as follows:

June 30, 2014	$106,478
2015	12,800
$119,278

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through February 14, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements and these included:

•
In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi as per the Share Exchange Agreement.  The decision was taken because revenue and profitability benchmarks set forth in the Share Exchange Agreement were unlikely to be met.  The shares in Wiki Technologies, Inc. will be returned to Edward DeFeudis and Marco Garibaldi.   Edward DeFeudis and Marco Garibaldi will give up their right to the 2,240,000 Source Financial, Inc. shares of Common Stock which are held in Escrow on their behalf, of which 2,140,000 shares will be returned to  us for cancellation.

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

Overview

We provide commercial asset based lending including accounts receivable and trade financing and other financial services to small to medium sized businesses and individuals, principally in Australia through Moneytech and its subsidiaries, with a focus on utilizing leading edge technology to deliver these services.  Our services are offered in Australia through our subsidiary, Moneytech Limited and its subsidiaries and, in the United States through our subsidiary, WikiTechnologies, Inc.

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

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has an AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with the structured finance division of one of the four leading Australian banks. Moneytech uses the Wholesale Facility to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (“SME’s”) throughout Australia. Moneytech has been in operation for over ten years and has operated profitably in five of the last six years.

To distinguish itself from traditional asset based lenders, and to manage and facilitate the advance of money to its customers, Moneytech has developed, operates and maintains its own real time core money transfer platform called The Moneytech Exchange.  The Moneytech Exchange stores and tracks every invoice and payment entered into the system and automatically communicates with the major Australian transactional banks to settle thousands of transactions per day, in real time. The Moneytech Exchange is fully automated, real time and online. Human intervention only occurs to manage exceptions and provide necessary transaction approvals or authorizations.

A reorganization of the company structure was effected following the acquisition of Moneytech on June 30, 2013.  The following chart reflects our organizational structure as of today.

Our objective is to become a leading provider of commercial lines of credit and financial services, in particular money transfer services, to small and medium businesses in Australia and the United States.  We seek to differentiate our services by developing and utilizing leading edge technologies to deliver our services.  Moneytech currently provides asset based  lines of credit in Australia using funds made available under its Receivables Purchase Facility (“RPA”) with one of the four leading Australian banks.  We also provide payment aggregation and processing solutions in Australia.  For the immediate future we intend to continue to focus on our asset based lending solutions business in Australia while seeking to expand our money transfer businesses in Australia and the United States.  We plan to achieve our growth objectives by signing up new customers for our products in existing markets, expanding the services offered to our customers, entering new international markets, and continuing our research and development efforts to launch new technology driven financial products into both the Australian and United States markets.

Discontinued operations
In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi as per the Share Exchange Agreement.  The decision was taken because revenue and profitability benchmarks set in the Share Exchange Agreement were unlikely to be met.

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

•
Net financing income - We track the split between the  interest income, finance charges and fee income earned on our assets and the interest, finance charges and fees incurred on our Wholesale Facility, and continually monitor the components of our yield and our cost of funds.  In addition, we monitor external rate trends, including the Reserve Bank of Australia cash rate.

•
Net bad debt losses - Other than our cost of funds interest expense and related fees, the largest driver of business profitability is the minimization of bad debts.  Each asset based line of credit is priced based on industry and individual customer risk profile.  Increases in delinquencies negatively impact our business performance.  Our profitability is directly connected to our net credit losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance.

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

The accounts of Moneytech and its wholly owned subsidiaries are maintained, and its consolidated financial statements are expressed, in Australian dollars.  Such financial statements were translated into United States Dollars with the Australian Dollar as the functional currency to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Results of Operations

Three months ended December 31, 2013 and 2012

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended December 31, 2013 (“Q2 2014”) and 2012 (“Q2 2013”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the three months ended December 31, 2013 and 2012:

	THREE MONTHS ENDED		Dollar	Percentage
	December 31, 2013	December 31, 2012	Increase (Decrease)	Increase (Decrease)

Revenue	1,581,716	1,309,608	272,108	21%
Cost of revenue	783,425	770,794	12,631	2%
Gross profit	798,291	538,814	259,477	48%

Compensation expenses	251,521	231,954	19,567	8%
Research and development expense	109,397	118,057	(8,660)	(7)%
Bad debt expenses	30,259	61,736	(31,477)	(51)%
Occupancy expenses	70,123	64,862	5,261	8%
Depreciation expense	16,813	18,870	(2,057)	(11)%
General and administration expenses	476,376	62,277	414,099	665%
Income (loss) from operations	(156,198)	(18,942)	(137,256)	725%

Other income	141,712	117,408	24,304	21%

Income before income tax	(14,486)	98,466	(112,952)	(115)%

Income tax expense	299,187	90,158	209,029	232%

Net (loss) income from continuing operations	(313,673)	8,308	(321,981)	(3,876)%

Net result from discontinued operations	(104,678)	-	(104,678)	-

Net (loss) income	(418,351)	8,308	(426,659)	(5,136)%

Revenue

Consolidated revenue from continuing operations for Q2 2014 were approximately $1,581,716, an increase of $272,108 or 21% from our consolidated revenue from continuing operations for Q2 2013 of $1,309,608.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 36%.  The increase resulted primarily from an increase in Confirmed Capital and Credit Express revenue (36%) and a decrease in payment services revenue (1%).  The revenue from Confirmed Capital and Credit Express represented approximately 79% of our consolidated revenue for Q2 2014.  The Confirmed Capital and Credit Express revenue increase is mainly attributable to an increase in interest revenue (35%) and an increase in fees (1%).  Confirmed Capital and Credit Express revenue was 24% higher in total because of fees associated with the default of one Confirmed Capital customer which has been settled.  Lines of credit we funded decreased slightly from approximately AUD$62 million during Q2 2013 to AUD$59 million during Q2 2014.  The payment services revenues decrease is mainly attributable to a decrease in gift cards revenues (4%) and an increase in revenues at MPOS and mPay (4%).  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services, in Australia.

Cost of Revenue; Gross Profit

Revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs, was $783,425 in Q2 2014, an increase of $12,574 or 2% from our cost of revenue of $770,794 for Q2 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of sales increased 14%.  The increase is primarily the result of increases in Confirmed Capital and Credit Express costs (6%), increases in payment services costs (4%) and increases in amortization of intangibles (5%).  The Confirmed Capital and Credit Express cost increase is mainly attributable to an increase in interest expense (3%), an increase in insurance costs (2%) and an increase in fees associated with accounts (1%).  The increase in our interest expense primarily results from the growth in the volume of credit lines funded in the current period.  The payment services cost increase is mainly attributable to an increase in costs at MPOS and mPay (5%).

Our gross margin from continuing operations, increased $259,477 from $538,814 in Q2 2013 to $798,291 in Q2 2014.  This was primarily because net interest revenus and fee revenue in the Confirmed Capital and Credit Express business increased.  Net interest revenue increased primarily because lines of credit funded increased, because net interest margins increased as a result of a lag in decreasing the interest rates charged to our customers as the rate of interest charged under the RPA decreased and because increased rates of interest were charged on the default of a Confirmed Capital customer.  Fee revenue was also higher because of fees charged as a result of the Confirmed Capital customer default.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for Q2 2014 was $30,259, representing a decrease of $31,477 from bad debt expense of $61,736 for Q2 2013.  We regularly evaluate the credit quality of our customers and this decrease is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy.

Our total operating expenses from continuing operations (other than bad debt) increased by $428,211 or 86% from $496,020 in Q2 2013 to $924,231 in Q2 2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States including the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($110,934 or 22%) and other professional services ($252,310 or 51%).

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In Q2 2014 we accrued AUD $120,000 for research grants we expect to receive later this year from the Australian government.

Our net loss from continuing operations before tax for Q2 2014 was $14,486, as opposed to net income of $98,466 for Q2 2013.  As a result of $299,187 in taxes incurred in Q2 2014, we incurred a net loss after tax for Q2 2014 of $313,673, as compared to net income after tax for Q2 2013 of $8,308.  No tax benefit has been recognised for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia remain profitable while operations in the United States are not yet profitable.  This is primarily attributable to the Wiki business not meeting targets and the subsequent decision to discontinue these operations.

Net loss from discontinued operations.

In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi set forth in the terms of the Share Exchange Agreement.  The decision was taken because revenue and profitability benchmarks as per the Share Exchange Agreement were unlikely to be met.  Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations.

Revenue $1,008, Cost of Revenue ($48,128), Operating expenses ($58,778) and Other income $1,220 contributed to the net loss of $104,678.  Operating expenses were lower in Q2 2014 as compared to Q1 2014 because the business paid only essential items.

Other comprehensive income.

Our other comprehensive income consists of gains and losses in net asset value that occur when movements in foreign exchange rates occur.  These gains or losses are primarily as a result of changes in the AUD/USD exchange rate.  We cannot and do not attempt to predict movements in these exchange rates.  The changes in net asset value occur because our net assets and operational activity are principally in Australian Dollars.  We do not hedge the foreign exchange rate exposure.  As operations in the United States expand the impact of foreign exchange rates on our results of operations will decrease.

The average AUD/USD exchange rates were 1 to 1.0387 and 1 to 0.9287 in Q2 2013 and  Q2 2014, respectively.

Six months ended December 31, 2013 and 2012

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended December 31, 2013 (“First Half 2014”) and 2012 (“First Half 2013”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the six months ended December 31, 2013 and 2012:

	SIX MONTHS ENDED		Dollar	Percentage
	December 31, 2013	December 31, 2012	Increase (Decrease)	Increase (Decrease)

Revenue	2,955,168	2,616,913	338,255	13%
Costs of revenue	1,738,669	1,683,600	55,069	3%
Gross profit	1,216,499	933,313	283,186	30%

Compensation expenses	369,074	386,883	(17,809)	(5)%
Research and development expense	218,795	236,115	(17,320)	(7)%
Bad debt expenses	251,252	68,686	182,566	266%
Occupancy expenses	132,041	123,489	8,552	7%
Depreciation expense	36,907	29,921	6,986	23%
General and administration expenses	642,806	71,621	571,185	798%
Income (loss) from operations	(434,376)	16,598	(450,974)	(2,717)%

Other income	351,851	240,900	110,951	46%

Income before income tax	(82,525)	257,498	(340,023)	(132)%

Income tax expense	339,416	95,078	244,338	257%

Net (loss) income from continuing operations	(421,941)	162,420	(584,361)	(360)%

Net result from discontinued operations	(297,530)	-	(297,530)	-

Net (loss) income	(719,471)	162,420	(881,891)	(543)%

Revenue

Consolidated revenue from continuing operations for the First Half  2014 were approximately $2,955,168, an increase of $338,255 or 13% from our consolidated revenue from continuing operations for the First Half  2013 of $2,616,913.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 27%.  The increase resulted primarily from an increase in Confirmed Capital and Credit Express revenue (23%) and an increase in payment services revenue (1%).  The revenue from Confirmed Capital and Credit Express represented approximately 75% of our consolidated revenue for the First Half  2014.  The Confirmed Capital and Credit Express revenue increase is mainly attributable to an increase in interest revenue (22%) and an increase in fees charged to new customers to set up their accounts (3%).  Confirmed Capital and Credit Express revenue was 12% higher in total because of fees associated with the default of one Confirmed Capital customer which has been settled.  The remainder of the increase in interest revenue primarily results from an increase in the lines of credit we funded from approximately AUD$122 million during the First Half  2013 to AUD$133 million during the First Half  2014.  The payment services revenue increase is mainly attributable to a decrease in gift cards revenue (2%) and an increase in revenuesat MPOS and mPay (7%).  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Cost of Revenue; Gross Profit

Our cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs, was $1,738,669 in the First Half  2014, an increase of $55,069 or 3% from our cost of sales of $1,683,600 for the First Half  2013.  Excluding differences attributable to changes in foreign exchange rates, costs of sales increased 16%.  The increase is primarily the result of increases in Confirmed Capital and Credit Express costs (10%), increases in payment services costs (3%) and increases in amortization of intangibles (3%).  The Confirmed Capital and Credit Express cost increase is mainly attributable to an increase in interest expense (6%), an in increase in costs associated with setting up the accounts of new customers (4%), a decrease in insurance costs (1%) and an increase in fees associated with existing accounts (1%).  The increase in our interest expense primarily results from the growth in the volume of credit lines funded in the current period.  The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay .

Our gross margin from continuing operations, increased $283,186 from $933,313 in the First Half  2013 to $1,216,499 in the First Half   2014.  This was primarily because net interest revenues and fee revenues in the Confirmed Capital and Credit Express business increased.  Net interest revenues increased primarily because lines of credit funded increased, because net interest margins increased as a result of a lag in decreasing the interest rates charged to our customers as the rate of interest charged under the RPA decreased and because increased rates of interest were charged on the default of a Confirmed Capital customer.  Fee revenue was also higher because of fees charged as a result of the Confirmed Capital customer default.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for the First Half 2014 was $251,252, representing an increase of $182,566 from bad debt expense of $68,686 for the First Half  2013.  We regularly evaluate the credit quality of our customers and this increase is primarily attributable to the provision for a new matter in Q1 2014 in line with specific assessment of customer balances in line with our credit and collections policy.

Our total operating expenses from continuing operations (other than bad debt) increased by $551,594 or 65% from $848,028 in the First Half  2013 to $1,399,623 in the First Half  2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States including the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($178,356 or 21%) and other professional services ($304,885 or 36%).

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In the First Half  2014 we accrued AUD $320,000 for research grants we expect to receive later this year from the Australian government.

Our net loss from continuing operations before tax for the First Half 2014 was $82,525, as opposed to net income of $257,498 for First Half  2013.  As a result of $339,416 in taxes incurred in the First Half  2014, we incurred a net loss after tax for the First Half  2014 of $421,941, as compared to net income after tax for the First Half 2013 of $162,420.  No tax benefit has been recognised for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia (Moneytech) remain profitable while operations in the United States (Source) are not yet profitable.  This is primarily attributable to the WikiTechnologies business not meeting targets and the subsequent decision to discontinue these operations.

Net loss from discontinued operations.
In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi as per the terms of the Share Exchange Agreement.  The decision was taken because revenue and profitability benchmarks as per the Share Exchange Agreement were unlikely to be met.  Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations.

Revenue $2,647, Cost of Revenue ($70,460), Operating expenses ($230,277) and Other income $560 contributed to the net loss of $297,530.

Other comprehensive income.
Our other comprehensive income consists of gains and losses in net asset value that occur when movements in foreign exchange rates occur.  These gains or losses are primarily as a result of changes in the  AUD/USD exchange rate.  We cannot and do not attempt to predict movements in these exchange rates.  The changes in net asset value occur because our net assets and operational activity are principally in Australian Dollars.  We do not hedge the foreign exchange rate exposure.  As operations in the United States expand the impact of foreign exchange rates on our results of operations will decrease.

The average AUD/USD exchange rates were 1 to 1.0386 and 1 to 0.9225 in the First Half  2013 and the First Half 2014, respectively.

Comparison of Balance Sheet Data as at December 31, 2013 and June 30, 2013

Set forth below are certain items from our Consolidated Balance Sheet at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Cash and cash equivalents	6,899,738	7,140,539
Trade Receivables	26,768,591	27,008,840
TOTAL ASSETS	40,881,307	41,219,330

Wholesale Loan Facility	25,593,086	25,669,388
Total Liabilities	33,766,544	33,696,546

TOTAL EQUITY	7,114,763	7,522,784

Liquidity and Capital Resources

Set forth below are certain items from our Statement of Cash Flows for the three and six months ended December 31, 2013 and 2012:

	SIX MONTHS ENDED
	December 31, 2013	December 31, 2012
Net cash (used in) operating activities	(132,257)	(585,603)
Net cash (used in) investing activities	(395,928)	(588,018)
Net cash provided by financing activities	429,299	807,650
Net cash (used in) discontinued operations	(65,287)	-
Exchange rate effect on cash	(141,916)	124,483
Net cash (outflow)	(306,089)	(241,488)

Cash (Used in) Operating Activities
During the six months ended December 31, 2013, we used approximately $132,257 of net cash in our operating activities. This reflects our net loss from continuing operations of $421,940 plus $289,683 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by an increase in trade receivables of $316,347, reflecting an increase  in credit lines provided and other items which used $69,987. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $357,687 and stock options and shares issued for compensation of $178,356.

During the six months ended December 31, 2012, we used approximately $585,601 of net cash in our operating activities.  This reflects our net income of $162,421 less cash used by changes in operating assets and liabilities and adjustments for non-cash items.   Cash used by working capital items and other activities was primarily impacted by a decrease in trade payables of $1,191,086, reflecting a decrease in buyer payments and sellers liabilities and other items providing $97,556. Adjustments for non-cash items consisted entirely of depreciation and amortization $345,507.

Cash (Used) in Investing Activities
During the six months ended December 31, 2013, net cash used in investing activities of $395,928 was primarily impacted by $322,875 in capitalized costs incurred on the development of intangible assets.  Principally software related to The Moneytech Exchange and mPay.

During the six months ended December 31, 2012, net cash used in investing activities of $588,018 primarily reflects capitalized costs incurred on the development of intangible assets, principally software related incurred in the development of The Moneytech Exchange.

Cash Provided by Financing Activities
During the six months ended December 31, 2013, net cash provided by financing activities of $429,299 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $457,395.  Withdrawals from our capital reserve accounts by our customers of $28,096 account for the difference.

During the six months ended December 31, 2012 net cash provided by financing activities of $807,650 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $531,199.  Contributions to our capital reserve accounts by from our customers of $347,921 and loans repaid of $71,470 account for the difference.

Cash (Used in) discontinued operations
During the six months ended December 31, 2013, net cash used in discontinued operations of $65,287 primarily reflects the losses made by the Wiki business of $297,530 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $88,149 and net cash provided by financing activities of $150,000.  Net cash used by investing activities of $5,906 accounts for the difference.

Net cash (outflow)
During the six months ended December 31, 2013, net cash decreased by $306,089 as compared to the six months ended June 30, 2013, where net cash decreased by $241,486.

Our ability to offer asset based credit lines is determined by the amount of our capital and the amount of funds we can borrow.  We require a significant amount of liquidity to offer our asset based credit lines and our rate of growth and profitability will, for the foreseeable future, largely be determined by our ability to raise equity or borrow funds with which to purchase receivables and the effective cost of such funds.

Credit Facility
In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at December 31, 2013 our borrowing capacity was limited to AUD $30 million and the total amount drawn against the facility was $25,593,086.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility interim agreed upon limit has been extended to AUD$40 million and renewed until December 31, 2014, subject to pricing approval.

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

In addition to the upgrade and addition of functionality to The Moneytech Exchange, we will also incur expenditure on research and development of our payments services platform and functionality.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Use of Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the impact of changes in currency exchange rates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in Note 3 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial statements and our management’s discussion and analysis.

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

Exchange (Loss) Gain
During the three months and six months ended December 31, 2013 and 2012, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

SOURCE FINANCIAL, INC.

February 14, 2014	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

February 14, 2014	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)