Form 10-K/A
period 2013-06-30
SOURCE FINANCIAL, INC.
filed 2014-04-30
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55122

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amendment is being filed to amend Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements) and Item 9A (Controls and Procedures) of Part III and Item 15 (Exhibits) of Part IV to this Report.

On February 24, 2014,we reported that our  financial statements for the fiscal years ended June 2013, 2012 and 2011, and certain of our  interim financial statements for the fiscal quarters within such years and for the fiscal quarters ended September 30, 2013 and December 31, 2013should not be relied upon and needed to be restated.  The restatements were determined to be necessary due to errors in the amounts recognized in revenue and cost of revenue for certain gift card programs and in provisions for income tax and deferred tax assets.  We have also taken this opportunity to provide additional disclosures so that our future filings are consistent with prior period filings.

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

PART I

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

•
Net bad debt losses – Other than our cost of funds interest expense and related fees, the largest driver of business profitability is the minimization of bad debts.  Each asset backed line of credit is priced based on industry and individual customer risk profile.  Increases in delinquencies negatively impact our business performance if they are above the level assumed in our projections. Our profitability is directly connected to whether actual net credit losses are consistent with forecasted losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance. Our target customer is a high quality corporate credit and has financing requirements (with regard to size of funding requirement) that places them outside the large Australian banks sphere of interest.  Our lending criteria result in a low level of overdue and delinquent balances and correspondingly low levels of bad debt.  Credit is extended for a maximum period of 122 days.  Any amounts unpaid after this are considered overdue and amounts overdue for greater than 30 days are considered delinquent.  We monitor credit quality in our portfolio by observing trends in average collection periods (using Days Sales Outstanding), delinquent balances as a percentage of the portfolio and single obligor concentration limits and expect our actual bad debt to be approximately 0.15% of amount funded.  We assess the recoverability of each delinquent balance specifically when determining the amount of doubtful debt reserve that is required.

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

Results of Operations

Comparison of the fiscal year ended June 30, 2013 (“Fiscal 2013”), to the fiscal year ended June 30, 2012 (“Fiscal 2012”)

All amounts, other than percentages, in U.S. dollars

	Year Ended June 30, 2013	Year Ended June 30, 2012	Dollar Increase(Decrease)	Percentage Increase(Decrease)
Revenue	$5,305,130	$4,171,622	1,133,508	27%
Cost of revenue	3,001,573	2,715,227	286,346	11%
Gross profit	2,303,557	1,456,395	847,162	58%

Compensation expenses	730,268	806,711	(76,443)	-9%
Research and development expense	472,229	199,144	273,085	137%
Bad debt expenses	393,774	78,038	315,736	405%
Occupancy expenses	254,132	221,000	33,132	15%
Depreciation expense	75,844	36,402	39,442	108%
General and administration expenses	251,220	226,936	24,284	11%
Income (loss) from operations	126,090	(111,836)	237,926	213%

Other income	441,908	369,423	72,485	20%

Income before income tax	567,998	257,587	310,411	121%

Income tax expense	305,246	179,647	125,599	70%

Net income	$262,752	$77,940	184,812	237%

Balance Sheet Data:

	2013	2012	2011
Cash and cash equivalents	$7,205,827	$5,617,025	$2,854,959
Trade Receivables	27,008,840	26,577,290	19,801,075
Total Assets	41,360,924	40,113,093	29,962,270

Wholesale Loan Facility	$25,669,388	$24,688,865	$17,792,207

Total Liabilities	33,696,546	32,208,188	23,837,632

Total Equity	$7,664,378	$7,904,905	$6,124,638

Revenue

Consolidated revenues from operations for the year ended June 30, 2013 (“Fiscal 2013”) were approximately $5,305,130, an increase of $1,133,508 or 27% compared with consolidated revenues from operations of $4,171,622 for the year ended June 30, 2012, (“Fiscal 2012”).  The increase in revenues primarily reflects the increase in the volume of the lines of credit we funded which grew from approximately US$162 million during Fiscal 2012 to approximately US$245 million during Fiscal 2013.

Cost of Revenue; Gross Profit;

Our cost of revenue, which is composed principally of the fees and interest we pay on our RPA and amortization expense of capitalized research and development costs, was $3,001,573 for Fiscal 2013, an increase of $286,346 or 11% from our cost of sales of $2,715,227 for Fiscal 2012.  The increase in our cost of sales primarily results from the growth in the volume of credit lines funded as discussed above.  Because we were able to decrease the rates of interest charged to our customers at a slower rate than the decrease in the rate of interest paid by us, we were able to increase our gross profit from $1,456,395 in Fiscal 2012 to $2,303,557 in Fiscal 2013, a rate of increase which exceeded the growth rate in our revenues.

Operating Expenses; Bad Debt Expense; Income from Operations

The other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for Fiscal 2013 was $393,774, an increase of $315,736 or 405% from bad debt expense of $78,038 for Fiscal 2012.

The percentage of delinquent balances in our portfolio was 1.60% as of June 30, 2013 and 2012 respectively.  The percentage of delinquent balances in our portfolio averaged 1.85% and 2.24% in the fiscal year ended June 30, 2013 and 2012 respectively.  The average collection period in our portfolio decreased from 47 days to 45 days during the fiscal year ended June 30, 2013 and remained constant at 47 days during the fiscal year ended June 30, 2012.  Bad debts as a percentage of amount funded was 0.21% and 0.05% in the fiscal year ended June 30, 2013 and 2012 respectively.

Our total operating expenses (other than bad debt) increased by 20% from $1,490,193 in Fiscal 2012 to $1,783,693 in Fiscal 2013.  Our ability to control the growth in our operating expenses, other than bad debt, from Fiscal 2012 to Fiscal 2013, while increasing the volume of our business enabled us to generate income from operations in Fiscal 2012 as compared to the loss from operations generated in Fiscal 2012. The biggest increase was from the research and development cost that was not capitalized in Fiscal 2013 for Moneytech Exchange and mPay.

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

Other Income (Expense); Provision for income taxes; net income (loss)

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA and research and development grants received from the government.

In both Fiscal 2012 and 2013, we received research grants from the Australia government, for Fiscal year 2013; we received $526,962 and $302,876 in Fiscal 2012.  The increase was due our increased costs for the development of mPay during fiscal 2013.  Interest income increased from $109,899 to $114,309 due to the increase in cash reserve from Fiscal 2012 to 2013.  Other expenses increased from $14,797 to $182,566 due to increase in the cost related to the exchange agreement.

Our net income before tax for Fiscal 2013 was $567,998, a 121% increase from net income of $257,587 for Fiscal 2012.   As a result of the income, we incurred $305,246 in taxes incurred in Fiscal 2013 and $179,647 in taxes for Fiscal 2012.  Our net income for Fiscal 2013 of $262,752, as compared to net income after tax for Fiscal 2012 of $257,586 was mainly due to the increase in revenue.

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

The average AUD/USD exchange rates were 1 to 1.0269 and 1 to 1.0323 in the fiscal years ended June 30, 2013 and 2012 respectively.

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

Cash used in Operating Activities

For Fiscal 2013, we used approximately $2,855,751 of net cash in our operating activities.  This reflects our net income of $262,752 less $3,815,520 used by changes in operating assets and liabilities and adjustments for non-cash items providing $697,017.  Adjustments for non-cash items consisted entirely of depreciation and amortization. The increase in operating assets and liabilities was primarily impacted by an increase in trade receivables of $3,555,934, reflecting the increase in the volume of credit lines we provided.

For Fiscal 2012, we used approximately $4,034,980 of net cash in our operating activities.  This reflects our net income of $77,940 less $4,706,931 used by changes in operating assets and liabilities and adjustments for non-cash items providing $594,011.  Adjustments for non-cash items consisted entirely of depreciation and amortization. Cash used in working capital items and other activities was primarily impacted by an increase in trade receivables of $7,765,220 reflecting an increase in the volume of credit lines we provided offset by an increase in Trade payables of $3,737,665 reflecting an increase in balances associated with the new confirmed capital business.

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

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(RESTATED)

Report of Independent Registered Public Accounting Firm

Lichter, Yu and Associates
Certified Public Accountants

16133 Ventura Blvd., suite 450
encino, California 91436
Tel (818)789-0265   Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Source Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Source Financial, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 (as restated) and 2012 (as restated), and the related consolidated statements of operations and comprehensive (loss) income (as restated), stockholders' equity (as restated), and cash flows for the years ended June 30, 2013 (as restated) and 2012 (as restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 (as restated) and 2012 (as restated), and the consolidated results of its operations (as restated) and its cash flows for the years ended June 30, 2013 (as restated) and 2012 (as restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the consolidated financial statements as of June 30, 2013 and 2012 have been restated.

Lichter, Yu & Associates
Encino, California
October 14, 2013, except as to Notes 1, 2, 3, 4, 12, 13, and 14, which are as of March 26, 2014.

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND 2012
(RESTATED)

ASSETS
CURRENT ASSETS	2013 (Restated)	2012 (Restated)

Cash and cash equivalents	$7,205,827	$5,617,025
Trade receivables, net	27,008,840	26,577,290
Other receivable	-	50,795
Inventories	220,377	125,783
Deferred tax asset	718,767	317,850
Other current assets	820,726	1,230,603
TOTAL CURRENT ASSETS	35,974,537	33,919,346

NON-CURRENT ASSETS
Intangible assets, net	3,512,767	3,467,872
Deferred tax asset	1,130,454	2,041,089
Property, plant and equipment, net	578,136	684,786
Other assets	95,973	-
Goodwill	69,057	-
TOTAL NON-CURRENT ASSETS	5,386,387	6,193,747

TOTAL ASSETS	$41,360,924	$40,113,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,250,399	$6,597,746
Wholesale loan facility	25,669,388	24,688,865
Cash reserve	2,731,094	703,003
TOTAL CURRENT LIABILITIES	33,650,881	31,989,614
NON-CURRENT LIABILITIES
Shareholders loans	45,665	218,574
TOTAL NON-CURRENT LIABILITIES	45,665	218,574

TOTAL LIABILITIES	33,696,546	32,208,188

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series B, $0.01 par value, 10,000,000 shares authorized, 5,000 issued and outstanding	50	50
Common stock, $0.10 par value, 500,000,000 and 250,000,000 shares authorized, 9,961,632 and 5,300,000 shares issued and outstanding respectively	996,163	530,000
Common stock to be issued	33,837	-
Additional paid-in capital	14,462,575	14,639,150
Other accumulated comprehensive loss	(1,079,762)	(253,058)
Accumulated deficit	(6,748,485)	(7,011,237)
TOTAL STOCKHOLERS' EQUITY	7,664,378	7,904,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,360,924	$40,113,093

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
(RESTATED)

	2013 (Restated)	2012 (Restated)

Revenue	$5,305,130	$4,171,622
Cost of revenue	3,001,573	2,715,227
Gross profit	2,303,557	1,456,395

Operating Expenses

Compensation expenses	730,268	806,711
Research and development expense	472,229	199,144
Bad debt expenses	393,774	78,038
Occupancy expenses	254,132	221,000
Depreciation expense	75,844	36,402
General and administration expenses	251,220	226,936
Total operating expenses	2,177,467	1,568,231
Income (loss) from operations	126,090	(111,836)

Other Income (Expense)
Interest income	114,309	109,899
Research and development grant	526,962	302,876
Other expense (income)	(182,566)	(14,797)
Finance costs	(16,797)	(28,555)
Total Other Income	441,908	369,423
Income before Provision of income taxes	567,998	257,587

Provision for income taxes	305,246	179,647

Net income	262,752	77,940
Other comprehensive loss
Foreign currency translation	(826,704)	(253,280)

Comprehensive loss	$(563,952)	$(175,340)

Net income per share
Basic	$0.049	$0.015
Diluted	$0.049	$0.015

Weighted average number of shares used in computing basic and diluted net income per share:

Basic	5,313,661	5,300,000
Diluted	5,313,680	5,300,000

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
(RESTATED)

						Other
					Additional	Accumulated	Total
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance June 30, 2011 (Restated)	5,300,000	$530,000	5,000	$50	$14,639,150	$222	$(7,089,177)	$8,080,245
Foreign currency translation adjustments	-	-	-	-	-	(253,280)	-	(253,280)
Net income for the year ended June 30, 2012	-	-	-	-	-	-	77,940	77,940
Balance June 30, 2012 (Restated)	5,300,000	$530,000	5,000	$50	$14,639,150	$(253,058)	$(7,011,237)	$7,904,905
Issue of share capital at merger (Restated)	5,000,000	500,000	-	-	(176,575)	-	-	323,425
Foreign currency translation adjustments	-	-	-	-		(826,704)	-	(826,704)
Net income for the year ended June 30, 2013	-						262,752	262,752
Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$14,462,575	$(1,079,762)	$(6,748,485)	$7,664,378

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
(RESTATED)

	2013 (Restated)	2012 (Restated)
Net income	$262,752	$77,940
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	697,017	594,011

(Increase) decrease in assets:
Trade receivables, net	(3,555,934)	(7,765,220)
Inventories	(120,644)	3,440
Deferred tax asset	305,246	179,646
Other assets	324,906	(862,462)
Increase (decrease) in current liabilities:
Trade payables	(769,094)	3,737,665
Net cash used in operating activities	(2,855,751)	(4,034,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,063)	(84,471)
Cash acquired in acquisition	65,288	-
Investment in subsidiary	(110,392)	-
Development of intangible assets	(747,580)	(706,496)
Net cash used in investing activities	(824,747)	(790,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Wholesale loan facility, net	3,906,061	7,751,988
Capital Reserve	2,360,184	-
Repayment of shareholder loans	(169,595)	-
Net cash provided by financing activities	6,096,650	7,751,988

Effect of exchange rate changes on cash and cash equivalents	(827,350)	(163,975)

Net increase in cash and cash equivalents	1,588,802	2,762,066

Cash and cash equivalents at the beginning of the period	5,617,025	2,854,959

Cash and cash equivalents at the end of the period	$7,205,827	$5,617,025

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-

Interest payments	$1,905,471	$1,711,920

Assets acquired in merger transaction	$323,425	$-

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION (RESTATED)

Basis of Presentation
Source Financial, Inc., formerly known as The Wiki Group, Inc., (the “Company” or “Source”) was incorporated under the laws of the State of Delaware on June 24, 1988 as Windsor Capital Corp.  Between March 2001 and January 2008 the Company amended and restated its Articles of Incorporation and changed its corporate name to Energy Control Technology, Inc., 5Fifty5.com, Inc., Swap-A-Debt, Inc., WikiLoan, Inc. and finally Wiki Group, Inc. on March 12, 2012.

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

Restatements

Subsequent to the issuance of the Company's financial statements for the fiscal year ended June 30, 2013, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements.  Specifically, the amount of the value available on the card for the consumer in certain gift card and similar programs had been improperly recognized in revenue and cost of revenues.  Also, the provision for income tax and deferred tax was incorrectly calculated.  The Company also used this opportunity to realign operating expenses and cost of revenue to conform to future financials filed.

The Company has restated the consolidated balance sheet, consolidated statement of operations and comprehensive (loss) income, consolidated statement of stockholders’ equity, consolidated statement of cash flows for the fiscal years ended June 30, 2013 and 2012 to give effect to these changes.

The effects of these restatements and reclassifications are as follows:

BALANCE SHEETS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2013	June 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	33,919,346	-	33,919,346	35,974,537	-	35,974,537

NON-CURRENT ASSETS
Intangible assets	3,467,872	-	3,467,872	3,512,767	-	3,512,767
Deferred tax asset	2,155,244	(114,156)	2,041,089	988,860	141,594	1,130,454
Property, plant and equipment	684,786	-	684,786	578,136	-	578,136
Other assets	-	-	-	95,973	-	95,973
Goodwill	-	-	-	69,057	-	69,057
TOTAL NON-CURRENT ASSETS	6,307,902	(114,156)	6,193,747	5,244,793	141,594	5,386,387

TOTAL ASSETS	$40,227,248	$(114,156)	$40,113,093	$41,219,330	$141,594	$41,360,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	6,597,747	(1)	6,597,746	5,250,399	-	5,250,399
Wholesale loan facility	24,688,865	-	24,688,865	25,669,388	-	25,669,388
Cash reserve	703,003	-	703,003	2,731,094	-	2,731,094
TOTAL CURRENT LIABILITIES	31,989,615	(1)	31,989,614	33,650,881	-	33,650,881

NON-CURRENT LIABILITIES
TOTAL NON-CURRENT LIABILITIES	218,574	-	218,574	45,665	-	45,665

TOTAL LIABILITIES	32,208,189	(1)	32,208,188	33,696,546	-	33,696,546

EQUITY
Preferred stock	50	-	50	50	-	50
Common stock	530,000	-	530,000	996,164	(1)	996,163
Common stock to be issued	-	-	-	-	33,837	33,837
Additional paid-in capital	14,639,149	1	14,639,150	14,496,411	(33,836)	14,462,575
Other accumulated comprehensive gain (loss)	(244,289)	(8,769)	(253,058)	(1,052,144)	(27,618)	(1,079,762)
Accumulated deficit	(6,905,851)	(105,386)	(7,011,237)	(6,917,697)	169,212	(6,748,485)
TOTAL EQUITY	8,019,059	(114,154)	7,904,905	7,522,784	141,594	7,664,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,227,248	$(114,155)	$40,113,093	$41,219,330	$141,594	$41,360,924

STATEMENTS OF OPERATIONS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	June 30, 2012	June, 30 2012	June, 30 2012	June 30, 2013	June 30, 2013	June 30, 2013
Revenue	$4,171,622	$-	$4,171,622	$6,098,374	$(793,244)	$5,305,130
Cost of revenue	2,622,383	92,844	2,715,227	3,700,918	(699,345)	3,001,573
Gross profit	1,549,239	(92,844)	1,456,395	2,397,456	(93,899)	2,303,557

Operating expenses
Compensation expenses	807,671	(960)	806,711	859,754	(129,486)	730,268
Research and development expense	199,144	-	199,144	472,229	-	472,229
Bad debt expenses	78,038	-	78,038	393,774	-	393,774
Occupancy expenses	254,145	(33,145)	221,000	276,615	(22,483)	254,132
Depreciation expense	129,246	(92,844)	36,402	169,743	(93,899)	75,844
General and administration expenses	207,629	19,307	226,936	99,251	151,969	251,220
Total operating expenses	1,675,873	(107,642)	1,568,231	2,271,366	(93,899)	2,177,467
(loss) Income from operations	(126,634)	14,798	(111,836)	126,090	-	126,090

Other income / (expense)
Interest income	109,899	-	109,899	114,309	-	114,309
Research and development grant	302,876	-	302,876	526,962	-	526,962
Other (expense) income	-	(14,797)	(14,797)	(182,566)	-	(182,566)
Finance costs	(28,555)	-	(28,555)	(16,797)	-	(16,797)
Total other income	384,220	(14,797)	369,423	441,908	-	441,908
(Loss) income from operations before income taxes	257,586	1	257,587	567,998	-	567,998
Income tax expense	-	179,647	179,647	579,844	(274,598)	305,246
Net (loss) income	257,586	(179,646)	77,940	(11,846)	274,598	262,752
Other comprehensive income	(253,444)	164	(253,280)	(807,855)	(18,849)	(826,704)
Comprehensive (loss) income	$4,142	$(179,482)	$(175,340)	$(819,701)	$255,749	$(563,952)

Net income (loss) per share:
Basic	$0.049	$(0.034)	$0.015	$(0.002)	$0.052	$0.049
Diluted	$0.049	$(0.034)	$0.015	$(0.002)	$0.052	$0.049

STATEMENTS OF CASH FLOWS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2013	June 30, 2013	June 30, 2013
Net income (loss)	$257,586	$(179,646)	$77,940	$(11,846)	$274,598	$262,752
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation & amortization	594,011	-	594,011	697,017	-	697,017
(Increase) / decrease in assets:
Trade receivables	(7,765,220)	-	(7,765,220)	(3,555,934)	-	(3,555,934)
Inventories	3,440	-	3,440	(120,644)	-	(120,644)
Deferred tax assets	-	179,646	179,646	579,844	(274,598)	305,246
Other assets	(862,462)	-	(862,462)	324,906	-	324,906
Increase/ (decrease) in current liabilities:
Trade payables	3,737,665	-	3,737,665	(769,094)	-	(769,094)
Net cash used in operating activities	(4,034,980)	-	(4,034,980)	(2,855,751)	-	(2,855,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(790,967)	-	(790,967)	(824,747)	-	(824,747)

CASH FLOWS FROM FINANCING
ACTIVITIES
Net cash provided by financing activities	7,751,988	-	7,751,988	6,096,650	-	6,096,650

Net cash provided by operations	2,926,041	-	2,926,041	2,416,152	-	2,416,152

Effect of exchange rate changes on cash and cash equivalents	(163,975)	-	(163,975)	(827,350)	-	(827,350)
Net increase in cash and cash equivalents	2,762,066	-	2,762,066	1,588,802	-	1,588,802
Cash and cash equivalents at the beginning of the period	2,854,959	-	2,854,959	5,617,025	-	5,617,025

Cash and cash equivalents at the end of the period	5,617,025	-	5,617,025	7,205,827	-	7,205,827

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-	$-	$-	$-	$-
Interest payments	$1,711,920	$-	$1,711,920	$1,905,471	$-	$1,905,471

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of June 30, 2013 and 2012, Property, Plant & Equipment consisted of the following:

	2013	2012
Office equipment	$35,949	$26,970
Furnitures and fixtures	249,770	229,713
Computers and software	1,282,317	1,349,340
Accumulated Depreciation	(989,900)	(921,237)
	$578,136	$684,786

As of June 30, 2013 and 2012, depreciation expense consisted of the following:

	2013	2012
Depreciation, operating	$75,844	$36,402
Depreciation, cost of revenue	107,723	111,735
Total depreciation expense	$183,567	$148,137

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

The following table sets for the computation of basic and diluted earnings per share for period ended June 30, 2013and 2012:

	FOR THE YEAR ENDED
	2013	2012
Net income	$262,752	$77,940

Weighted average number of shares used in computing basic and diluted net income per share:

Basic	5,313,661	5,300,000
Diluted	5,313,680	5,300,000

Net income per share
Basic	$0.049	$0.015
Diluted:	$0.049	$0.015

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

Note 3 – SHARE EXCHANGE AGREEMENT (RESTATED)

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

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated.  Accordingly, the financial statements include the following:

(1)   The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at fair value.

(2)  The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 4 – TRADE RECEIVABLES, NET (RESTATED)

Trade receivables consist principally of accounts receivable and trade financing and other financial services to small to medium sized businesses and individuals, principally in Australia.  Trade receivables are recorded at the invoiced amount and net of allowances for doubtful accounts.  Trade receivables bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible.

Collectability of trade receivables is reviewed on an ongoing basis. Debts which are known to be uncollectable are written off by reducing the carrying amount directly. A provision for impairment of trade receivables is raised when there is objective evidence that the consolidated entity or parent entity will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganization and default or delinquency in payments (more than 60 days overdue) are considered indicators that the trade receivable may be impaired. The amount of the impairment allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. Cash flows relating to short-term receivables are not discounted if the effect of discounting is immaterial.

All trade receivables must be paid within 122 days.  Trade receivables not paid in full by this time are considered overdue and once 30 days past due are considered delinquent.

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

Note 6 – INTANGIBLE ASSETS (RESTATED)

Intangible assets consist of the following as of June 30, 2013 and 2012:

	2013	2012
Moneytech software	$4,574,761	$5,101,997
mPayments software	664,880	-
Domain name	198,353	-
Accumulated amortization	(1,925,227)	(1,634,125)
	$3,512,767	$3,467,872

The intangible assets are amortized over 10-12 years.  Amortization expense of $513,450 and $445,874 was included in cost of revenues for the years ended June 30, 2013 and 2012, respectively.

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

Note 8 – TRADE AND OTHER PAYABLES

As of June 30, 2013 and 2012, trade and other payables consist of the following:

	2013	2012
Trade payables	$4,848,656	$6,337,545
Employee benefits	122,097	55,959
Other liabilities	279,646	204,242
Total payables	$5,250,399	$6,597,746

Note 9 –CURRENT LIABILITIES

	2013	2012
Wholesale loan facility	$25,669,388	$24,688,865
Cash reserve	2,731,094	703,003
	$28,400,482	$25,391,868

Wholesale Loan Facility
The Company has a secured line of credit with a bank in Sydney Australia for up to AUD $30,000,000 for the Company to use as of June 30, 2013 and AUD $25,000,000 as of June 30, 2012.  The line of credit is secured mainly by trade receivables.  Interest is charged at the banks reserve rate plus an agreed upon margin from the bank.  The agreement is currently set to expire on December 31, 2013 and can be renewed annually in September.   The Company has requested the renewal and is awaiting final bank approval.  Interest expense charged to cost of revenue related to the loan for the year ended June 30, 2013 and 2012 was approximately USD $1,905,471 and USD $1,711,920, respectively.

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

Note 10 – NON-CURRENT LIABILITY

	6/30/2013	6/30/2012
Shareholders loans	45,665	218,574
	$45,665	$218,574

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

Note 12 – INCOME TAX (RESTATED)

The following is the income tax expense reflected in the Statement of Operations for the years ended June 30, 2013 and 2012:

INCOME TAX EXPENSE	June 30
	2013	2012
Income tax expense - current	$-	$-
Income tax expense - deferred	305,246	179,647
Total	$305,246	$179,647

The following are the components of income before income tax reflected in the Statement of Operations for the years ended June 30, 2013 and 2012:

COMPONENTS OF INCOME BEFORE INCOME TAX	June 30
	2013	2012
Income (loss) from USA operations	$-	$-
Income from Australian operations	567,998	257,587
(Loss) income before Income tax	$567,998	$257,587
Income tax	$305,246	$179,647
Effective tax rate	54%	70%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the years ended June 30, 2013 and 2012:

INCOME TAX RATE RECONCILIATION	June 30
	2013	2012
US statutory rates	34%	34%
Tax rate difference	(4)%	(4)%
Research and development	24%	40%
Tax expenses at actual rate	54%	70%

The following are the components of deferred tax reflected in the Balance Sheet and Statement of Operations for the years ended June 30, 2013 and 2012:

COMPONENTS OF DEFERRED TAX EXPENSE	June 30
	2013	2012
Tax losses carried forward	$348,179	$242,351
Doubtful debts reserve	(18,827)	(51,403)
Accruals	(24,106)	(11,301)
	305,246	179,647

COMPONENTS OF DEFERRED TAX ASSET	June 30
	2013	2012
Tax losses carried forward	$1,592,888	$2,116,283
Doubtful debts reserve	219,442	225,469
Accruals	36,891	17,187
	1,849,221	2,358,939

Deferred tax assets - current	$718,767	$317,850
Deferred tax assets - non current	1,130,454	2,041,089
	1,849,221	2,358,939

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company began with historical results adjusted for changes in accounting policies and incorporates assumptions including the amount of future pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimate the Company are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company consider three years of cumulative operating income (loss).

As of June 30, 2013, Moneytech had approximately $5,309,627 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia.  The NOLs can be carried forward without expiration in Australia.  Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

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

Note 13 - GEOGRAPHIC SEGMENT INFORMATION (RESTATED)

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and United States of America.

All inter-company transactions are eliminated in consolidation. For the twelve months ended June 30, 2013 and 2012, geographic segment information is as follows:

	Twelve Months Ended June 30, 2013				Twelve Months Ended June 30, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	5,305,130	$-	$-	$5,305,130	$4,171,622	$-	$-	$4,171,622
Cost of Revenue	3,001,573	-	-	3,001,573	2,715,227	-	-	2,715,227
Total Expenses	2,177,467		-	2,177,467	1,568,231	-	-	1,568,231
Other Income (Expense)	441,908	-	-	441,908	369,423	-	-	369,423
Net Income (Loss) before tax	567,998		-	567,998	257,587	-	-	257,587
Assets	41,034,499	326,425	-	41,360,924	40,113,093	-	-	40,113,093
Debt	33,693,546	3,000	-	33,696,546	32,208,188	-	-	32,208,188

Note 14 – EQUITY INVESTMENT (RESTATED)

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights.  There was no exchange of cash or debt for the transaction and it was accounted for on the historical cost basis with a $0 value.  The investment is accounted for by the equity method since the Company obtained a 37.5% equity interest.  Due to the continuous loss from inception through June 30, 2013 incurred by 360,  the Company did not recognize any income or return from the investment as doing so would have created a negative carrying value in the investment account.  The Company discontinued using the equity method rather than establish a negative balance.  The investment retains a zero balance until subsequent investee profits eliminate all unrealized losses.  In addition, 360 has had a negative equity position since inception of the investment thereby precluding any other disclosure regarding our underlying position in the net equity of 360.

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

After June 30, 2018, the Series B Preferred Shares shall have no voting rights and shall be redeemable by the Company for the sum of one tenth of a cent ($0.001) per Series B Preferred Share. The Series B Preferred Shares will not have any conversion rights and shall not be entitled to receive any dividends, distributions, or other economic or financial interest in the Company, and in the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series B Preferred, the holders of Series B Preferred Shares will be entitled to receive out of the Company’s assets, whether such assets are capital or surplus, of any nature, the sum of one-tenth of a cent ($0.001) per Series B Preferred Share, after payment to the holders of the Common Stock and the holders of any other series or class of the Company’s equity securities ranking senior to the Common Stock.

Common Stock
The Company has 500,000,000 and 250,000,000 shares of Common Stock authorized at a par value of $0.10 as of June 30, 2013 and 2012, respectively.  There were 9,961,632 and 5,300,000 shares issued and outstanding as of June 30, 2013 and 2012, respectively.  The Company has 338,368 shares to be issued as of June 30, 2013, respectively.  Each Common Stock holder will have one (1) vote.

Each Common Stock holder will have one (1) vote.

Dividend Policy
The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 16 – RESTRICTED STOCKS

As of June 30, 2013, the Company has 338,638 shares to be issued for services performed prior to the exchange agreement.

Number of Shares
Granted but not issued at June 30, 2012	-

Issued during fiscal year ended June 30, 2012	-
Granted during fiscal year ended June 30, 2012	338,368
Granted but not issued at June 30, 2013	338,368

Note 17 –STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor can receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share.  The option vest and become exercisable immediately upon grant with a 3 year life.

As of June 30, 2013, 7,000 of the Performance Based Stock Options have been earned.

Number of Shares
Outstanding at June 30, 2012	-
Exercisable at June 30, 2012	-

Granted	7,000
Exercised	-
Expired	-

Outstanding at June 30, 2013	7,000
Exercisable at June 30, 2013	7,000

Options outstanding at June 30, 2013 are as follow:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	7,000	3	$2.50	7,000	$2.50

Note 18 –COMMITMENTS

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

Note 19 –SUBSEQUENT EVENTS

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
•
The Company authorised the issuance of 350,000 restricted shares of common stock, being 179,638 restricted shares granted for consulting services undertaken prior to the Share Exchange June 30, 2013 and 170,632 restricted shares granted for consulting services to be provided after the Share Exchange June 30, 2013.

•	The Company granted options to purchase 25,000 shares of common stock to an employee.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is disclosed, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief executive Officer and Chief Financial officer, as appropriate, to allow timely decisions regarding required financial and other disclosures.  Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report and have concluded that due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2013 and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Prior to the consummation of the Share Exchange Agreement whereby we acquired Moneytech Limited, our Australian subsidiary, the accounting staff at Moneytech, which became our accounting staff as a result of the consummation of the Share Exchange Agreement, was adequate to perform the financial reporting obligations imposed upon it as a private company.  Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2013. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.  On the basis of such examination, our management has concluded that our internal controls over financial reporting were not adequate as of June 30, 2013. In the opinion of management our financial staff, formerly the staff of Moneytech, was not sufficient to deal with the reporting obligations imposed as a result of the transformation of Moneytech to a public company.  The inadequacies of the financial staff resulted from a lack of sufficient personnel, which caused Moneytech to rely upon temporary employees and outside consultants, and the lack of familiarity of such persons with the obligations imposed upon a public company and US Generally Accepted Accounting Principles.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013 because of the deficiencies in the number and experience of our accounting staff described above.  Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Management’s Remediation Initiatives

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since consummation of the Share Exchange Agreement in an effort to enhance our internal controls, we have hired a new CFO who has familiarity with US GAAP and who has installed new procedures to correct the material weaknesses and deficiencies in our reporting systems. The CFO has already implemented controls that will improve our controls and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used conform to accounting principles generally accepted in the United States. We are committed to remediating these material weaknesses that existed at June 30, 2013, and believe that the actions we have taken subsequent to fiscal year end will prevent the recurrence of circumstances such as those that resulted in our determination to restate prior period financial statements. As our business grows in size and complexity, we will continue to actively identify, develop and implement additional measures to materially improve and strengthen our internal control over financial reporting and ensure that they remain effective.

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

Changes in Internal Controls

Except for changes in our accounting staff and procedures described above, there have been no changes in our internal control over financial reporting that occurred during or subsequent to the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

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

(3)	Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. S. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. S. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this amendment to this report amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE FINANCIAL, INC.

Dated: April 30, 2014	By:	/s/ Hugh Evans
Hugh Evans
Chief Executive Officer, President and Director

Dated: April 30, 2014	By:	/s/ Brian Pullar
Brian Pullar
Chief Finance Officer