Form 10-Q/A
period 2013-12-31
SOURCE FINANCIAL, INC.
filed 2014-04-30
CIK 846377

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

EXPLANATORY NOTE

This amendment is being filed to amend Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 4 (Controls and Procedures) of Part 1 and Item 6 (Exhibits) of Part II to this Report.

On February 24, 2014, we reported that our financial statements for the fiscal years ended June 2013, 2012 and 2011, and certain of our interim financial statements for the fiscal quarters within such years and for the quarters ended September 30, 2013 and December 31, 2013 should not be relied upon and needed to be restated.  The restatements were determined to be necessary due to errors in the amounts recognized in revenue and cost of revenue for certain gift card programs and in provisions for income tax and deferred tax assets. We have also taken this opportunity to provide additional disclosures so that our future filings are consistent with prior periods.

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

PART I     FINANCIAL INFORMATION

Item 1.  Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND JUNE 30, 2013
(UNAUDITED)(RESTATED)

	December 31, 2013	June 30, 2013
ASSETS	(Unaudited)
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$6,899,738	$7,140,539
Trade receivables, net	26,768,591	27,008,840
Inventories	206,180	220,377
Deferred tax asset	268,440	718,767
Other current assets	1,499,491	817,048
Net assets of discontinued operations	247,805	326,425
TOTAL CURRENT ASSETS	35,890,245	36,231,996

NON-CURRENT ASSETS
Intangible assets, net	3,339,148	3,314,413
Deferred tax asset	1,371,271	1,130,454
Property, plant and equipment, net	502,724	569,031
Other assets	-	45,973
Goodwill	67,659	69,057
TOTAL NON-CURRENT ASSETS	5,280,802	5,128,928

TOTAL ASSETS	$41,171,047	$41,360,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,258,287	$5,247,399
Wholesale loan facility	25,593,086	25,669,388
Cash reserve	2,648,529	2,731,094
Net liabilities of discontinued operations	221,911	3,000
TOTAL CURRENT LIABILITIES	33,721,813	33,650,881

NON-CURRENT LIABILITIES

Shareholder loans	44,731	45,665
TOTAL NON-CURRENT LIABILITIES	44,731	45,665

TOTAL LIABILITIES	33,766,544	33,696,546

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Designated as Series B Preferred stock, , $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 and $0.1 par value, 50,000,000 shares authorized, 9,811,632 and 9,961,632 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	9,812	996,163
Common stock to be issued, 509,000 and 338,368 respectively	509	33,837
Treasury stock	150	-
Additional paid-in capital	15,942,270	14,462,575
Other accumulated comprehensive loss	(1,236,019	(1,079,762)
Accumulated deficit	(7,312,269	(6,748,485)
TOTAL STOCKHOLDERS' EQUITY	7,404,503	7,664,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,171,047	$41,360,924

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
(RESTATED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31, 2013 (Restated)	December 31, 2012 (Restated)	December 31, 2013 (Restated)	December 31, 2012 (Restated)
Revenue	$1,521,818	$1,237,067	$2,714,213	$2,342,316
Cost of revenue	723,508	698,258	1,497,715	1,409,004
Gross profit	798,310	538,809	1,216,498	933,312

Operating Expenses

Compensation expenses	251,521	200,545	369,074	321,402
Research and development expense	109,397	116,724	218,795	236,115
Bad debt expenses	30,259	61,736	251,252	68,686
Occupancy expenses	70,104	59,176	129,176	112,119
Depreciation expense	16,833	18,866	36,907	29,921
General and administration expenses	476,395	100,447	645,671	147,954
Total operating expenses	954,509	557,494	1,650,875	916,197
(Loss) income from operations	(156,199)	(18,685)	(434,377)	17,115

Other Income (Expense)
Interest income	26,383	23,925	53,222	54,093
Research and development grant	111,900	93,483	295,200	186,948
Finance costs	(284)	-	(284)	(141)
Other income	426	(1,199)	(2,643)	(6,127)
Total Other Income	138,425	116,209	345,495	234,773

(Loss) income from continuing operations before income taxes	(17,774)	97,524	(88,882)	251,888

Provision for income taxes	128,220	75,263	177,372	167,384

Net (loss) income from continuing operations	(145,994)	22,261	(266,254)	84,504

Net loss from discontinued operations	(104,678)	-	(297,530)	-

Net (loss) income	(250,672)	22,261	(563,784)	84,504

Other comprehensive income
Foreign currency translation	(297,550)	(61,961)	(156,257)	175,839

Comprehensive (loss) income	$(548,222)	$(39,700)	$(720,041)	$260,343

Net (loss) income per share
Basic and Diluted:
Continuing operations	$(0.014)	$0.004	$(0.026)	$0.016
Discontinued	$(0.010)	$-	$(0.028)	$-
Total	$(0.024)	$0.004	$(0.054)	$0.016

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	10,470,632	5,300,000	10,449,303	5,300,000
Diluted	10,470,632	5,300,000	10,449,303	5,300,000

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY
DECEMBER 31, 2013
(UNAUDITED)
(RESTATED)

	Common Stock		Preferred Stock		Treasury	Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Equity
Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$-	$14,462,575	$(1,079,762)	(6,748,485)	$7,664,378
Issuance of stock options	-	-	-	-	-	115,492	-	-	115,492
Compensation in respect of option and restricted stock granted to employees, directors and third- parties	170,632	17,063	-	-	-	327,611	-	-	344,674
Change in par value of shares	-	(1,036,592)	-	-	-	1,036,592	-	-	-
Return of stock	-	(150)	-	-	150	-	-	-	-
Net (loss) income for the six months ended December 31, 2013	-	-	-	-	-	-	(156,257)	(563,784)	(720,041)
Balance December 31, 2013 (Restated)	10,470,632	$10,321	5,000	$50	$150	$15,942,270	$(1,236,019)	$(7,312,269)	$7,404,503

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	December 31, 2013 (Restated)	December 31, 2012 (Restated)

Net (loss) income	$(563,784)	$84,504
Net (loss) from discontinued operations	(297,530)	-
Net (loss) income from continuing operations	(266,254)	84,504

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	357,687	345,507
Stock options and shares issued for compensation	178,356	-

(Increase) decrease in assets:
Trade receivables, net	(316,347)	32,103
Inventories	10,034	(108,826)
Deferred tax asset	177,379	167,384
Other assets	(460,933)	85,329
Increase (decrease) in current liabilities:
Trade payables	187,821	(1,191,086)
Net cash used in operating activities	(132,257)	(585,085)

Cash flows from investing activities
Purchase of property, plant and equipment	(73,053)	(588,536)
Development of intangible assets	(322,875)	-
Net cash used in investing activities	(395,928)	(588,536)

Cash flows from financing activities
Wholesale loan facility, net	457,395	531,199
Capital Reserve	(28,096)	347,921
Shareholder loans, net	-	(71,470)
Net cash provided by financing activities	429,299	807,650

Net cash (used in) continuing operations	(98,886)	(365,971)

Cash flows from discontinued operations
Net cash (used in) operating activities from discontinued operations	(209,381)	-
Net cash (used in) investing activities from discontinued operations	(5,906)	-
Net cash provided by financing activities from discontinued operations	150,000	-
Net cash (used in) discontinued operations	(65,287)	-

Effect of exchange rate changes on cash and cash equivalents	(141,916)	124,483
Net decrease in cash and cash equivalents	(306,089)	(241,488)
Cash and cash equivalents at the beginning of the period - from continuing operations	7,140,539	5,617,025
Cash and cash equivalents at the beginning of the period - from discontinued operations	65,288	-

Cash and cash equivalents at the end of the period	$6,899,738	$5,375,537

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$888,684	$901,130

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$115,492	$-
Restricted stock compensation	$344,674	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION (RESTATED)

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

Restatements
Subsequent to the issuance of the Company's financial statements for the three and six months ended December 31, 2013, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements.  Specifically, the amount of the value available on the card for the consumer in certain gift card and similar programs had been improperly recognized in revenue and cost of revenues.  Also, the provision for income tax and deferred tax was incorrectly calculated.  The Company also used this opportunity to realign operating expenses and cost of revenue to conform to future financials filed.

The Company has restated its consolidated balance sheet as of December 31, 2013 and fiscal year ended June 30, 2013, consolidated statement of operations and comprehensive (loss) income for the three and six months ended December 31, 2013 and 2012, consolidated statement of stockholders’ equity, consolidated statement of cash flows for the six months ended December 31, 2013 and 2012 to give effect to these changes.

The effects of these restatements and reclassifications are as follows:

BALANCE SHEET	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Dec 31, 2013	Dec 31, 2013	Dec 31, 2013	June 30, 2013	June 30, 2013	June 30, 2013
ASSETS CURRENT ASSETS
TOTAL CURRENT ASSETS	35,890,245	-	35,890,245	36,231,996	-	36,231,996

NON-CURRENT ASSETS
Intangible assets	3,339,148	-	3,339,148	3,314,413	-	3,314,413
Deferred tax asset	1,081,531	289,740	1,371,271	988,860	141,594	1,130,454
Property, plant and equipment	502,724	-	502,724	569,031	-	569,031
Other assets	-	-	-	45,973	-	45,973
Goodwill	67,659	-	67,659	69,057	-	69,057
TOTAL NON-CURRENT ASSETS	4,991,062	289,740	5,280,802	4,987,334	141,594	5,128,928

TOTAL ASSETS	$40,881,307	$289,740	$41,171,047	$41,219,330	$141,594	$41,360,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
TOTAL CURRENT LIABILITIES	33,721,813	-	33,721,813	33,650,881	-	33,650,881

NON-CURRENT LIABILITIES
TOTAL NON-CURRENT LIABILITIES	44,731	-	44,731	45,665	-	45,665

TOTAL LIABILITIES	33,766,544	-	33,766,544	33,696,546	-	33,696,546

EQUITY
Preferred stock	50	-	50	50	-	50
Common stock	9,812	-	9,812	996,163	-	996,163
Common stock to be issued	509	-	509	33,837	-	33,837
Treasury stock	150	-	150	-	-	-
APIC	15,942,270	-	15,942,270	14,462,575	-	14,462,575
Other accumulated comprehensive gain (loss)	(1,200,861)	(35,158)	(1,236,019)	(1,052,144)	(27,618)	(1,079,762)
Accumulated deficit	(7,637,167)	324,898	(7,312,269)	(6,917,697)	169,212	(6,748,485)
TOTAL EQUITY	7,114,763	289,740	7,404,503	7,522,784	141,594	7,664,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,881,307	$289,740	$41,171,047	$41,219,330	$141,594	$41,360,924

STATEMENTS OF OPERATIONS	Three months ended			Six months ended
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Dec 31, 2013	Dec 31, 2013	Dec 31, 2013	Dec 31, 2013	Dec 31, 2013	Dec 31, 2013

Revenue	$1,581,716	$(59,898)	$1,521,818	$2,955,168	$(240,955)	$2,714,213
Cost of revenue	783,425	(59,917)	723,508	1,738,669	(240,954)	1,497,715
Gross profit	798,291	19	798,310	1,216,499	(1)	1,216,498

Operating expenses
Compensation expenses	251,521	-	251,521	369,074	-	369,074
Research and development expense	109,397	-	109,397	218,795	-	218,795
Bad debt expenses	30,259	-	30,259	251,252	-	251,252
Occupancy expenses	70,123	(19)	70,104	132,041	(2,865)	129,176
Depreciation expense	16,813	20	16,833	36,907	-	36,907
General and administration expenses	476,376	19	476,395	642,806	2,865	645,671
Total operating expenses	954,489	20	954,509	1,650,875	-	1,650,875
(loss) Income from operations	(156,198)	(1)	(156,199)	(434,376)	(1)	(434,377)

Other income / (expense)
Interest income	26,383	-	26,383	53,222	-	53,222
Research and development grant	111,900	-	111,900	295,200	-	295,200
Other (expense) income	3,713	(3,287)	426	3,713	(6,356)	(2,643)
Finance costs	(284)	-	(284)	(284)	-	(284)
Total other income	141,712	(3,287)	138,425	351,851	(6,356)	345,495

(Loss) income from operations before income taxes	(14,486)	(3,288)	(17,774)	(82,525)	(6,357)	(88,882)
Income tax expense	299,187	(170,967)	128,220	339,416	(162,044)	177,372
Net (loss) income from continuing operations	(313,673)	167,679	(145,994)	(421,941)	155,687	(266,254)
Net loss from discontinued operations	(104,678)	-	(104,678)	(297,530)	-	(297,530)
Net (loss) income	(418,351)	167,679	(250,672)	(719,471)	155,687	(563,784)
Other comprehensive income	(287,468)	(10,082)	(297,550)	(148,717)	(7,540)	(156,257)
Comprehensive (loss) income	$(705,819)	$157,597	$(548,222)	$(868,188)	$148,147	$(720,041)

Net (loss) income per share:
Basic and Diluted Continuting operations	$(0.030)	$0.016	$(0.014)	$(0.041)	$0.015	$(0.026)
Discontinued	$(0.010)	$-	$(0.010)	$(0.028)	$-	$(0.028)
Total	$(0.040)	$0.016	$(0.024)	$(0.069)	$0.015	$(0.054)

STATEMENTS OF OPERATIONS	Three months ended			Six months ended
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Dec 31, 2012	Dec 31, 2012	Dec 31, 2012	Dec 31, 2012	Dec 31, 2012	Dec 31, 2012

Revenue	$1,309,608	$(72,541)	$1,237,067	$2,616,913	$(274,597)	$2,342,316
Cost of revenue	770,794	(72,536)	698,258	1,683,600	(274,596)	1,409,004
Gross profit	538,814	(5)	538,809	933,313	(1)	933,312

Operating expenses
Compensation expenses	231,954	(31,409)	200,545	386,883	(65,481)	321,402
Research and development expense	118,057	(1,333)	116,724	236,115	-	236,115
Bad debt expenses	61,736	-	61,736	68,686	-	68,686
Occupancy expenses	64,862	(5,686)	59,176	123,489	(11,370)	112,119
Depreciation expense	18,870	(4)	18,866	29,921	-	29,921
General and administration expenses	62,277	38,170	100,447	71,621	76,333	147,954
Total operating expenses	557,756	(262)	557,494	916,715	(518)	916,197
(loss) Income from operations	(18,942)	257	(18,685)	16,598	517	17,115

Other income / (expense)
Interest income	23,925	-	23,925	54,093	-	54,093
Research and development grant	93,483	-	93,483	186,948	-	186,948
Other (expense) income	-	(1,199)	(1,199)	(141)	-	(141)
Finance costs	-	-	-	-	(6,127)	(6,127)
Total other income	117,408	(1,199)	116,209	240,900	(6,127)	234,773

(Loss) income from operations before income taxes	98,466	(942)	97,524	257,498	(5,610)	251,888
Income tax expense	90,158	(14,895)	75,263	95,078	72,306	167,384
Net (loss) income from continuing operations	8,308	13,953	22,261	162,420	(77,916)	84,504
Net loss from discontinued operations	-	-	-	-	-	-
Net (loss) income	8,308	13,953	22,261	162,420	(77,916)	84,504
Other comprehensive income	(63,565)	1,604	(61,961)	178,363	(2,524)	175,839
Comprehensive (loss) income	$(55,257)	$15,557	$(39,700)	$340,783	$(80,440)	$260,343

Net (loss) income per share:
Basic and Diluted Continuting operations	$0.002	$0.003	$0.004	$0.031	$(0.015)	$0.016
Discontinued	$-	$-	$-	$-	$-	$-
Total	$0.002	$0.003	$0.004	$0.031	$(0.015)	$0.016

STATEMENTS OF CASH FLOWS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Dec 31, 2013	Dec 31, 2013	Dec 31, 2013	Dec 31, 2012	Dec 31, 2012	Dec 31, 2012

Net income (loss)	$(719,470)	$155,686	$(563,784)	$162,420	$(77,916)	$84,504
Net (loss) from discontinued operations	(297,530)	-	(297,530)	-	-	-
Net (loss) income from continuing operations	(421,940)	155,686	(266,254)	162,420	(77,916)	84,504

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation & amortization	357,687	-	357,687	345,507	-	345,507
Stock options and shares issued for compensation	178,356	-	178,356	-	-	-

(Increase) / decrease in assets:
Trade receivables	(316,347)	-	(316,347)	32,103	-	32,103
Inventories	10,034	-	10,034	(108,826)	-	(108,826)
Deferred tax assets	333,067	(155,686)	177,381	88,950	78,434	167,384
Other assets	(460,935)	-	(460,935)	85,329	-	85,329
Increase / (decrease) in current liabilities:
Trade payables	187,821	-	187,821	(1,191,086)	-	(1,191,086)
Net cash used in operating activities	(132,257)	-	(132,257)	(585,603)	518	(585,085)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property, plant and equipment	(73,053)	-	(73,053)	(588,018)	(518)	(588,536)
Purchase of subsidiary	(322,875)	-	(322,875)	-	-	-
Net cash used in investing activities	(395,928)	-	(395,928)	(588,018)	(518)	(588,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	429,299	-	429,299	807,650	-	807,650

Net cash (used in) operations	(98,886)	-	(98,886)	(365,971)	-	(365,971)

Cash flows from discontinued operations
Net cash (used in) discontinued operations	(65,287)	-	(65,287)	-	-	-

Effect of exchange rate changes on cash and cash equivalents	(141,916)	-	(141,916)	124,483	-	124,483
Net increase in cash and cash equivalents	(306,089)	-	(306,089)	(241,488)	-	(241,488)
Cash and cash equivalents at the beginning of the period	7,140,539	-	7,140,539	5,617,025	-	5,617,025

Cash and cash equivalents at the end of the period	6,899,738	-	6,899,738	5,375,537	-	5,375,537

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$6,356	$(6,356)	$-	$95,078	$(95,078)	$-
Interest payments	$888,684	$-	$888,684	$901,130	$-	$901,130

Note 2 – DISCONTINUED OPERATIONS

In January 2014, management decided to return the ‘Wiki Technology’ entity to Edward DeFeudis and Marco Garibaldi as per the terms of the Share Exchange Agreement (“Share Exchange Agreement”) dated May 30, 2013.  The decision was taken because revenue and profitability benchmarks as per the Share Exchange Agreement were unlikely to be met.  Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations in the statement of operations and comprehensive (loss) income.

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	12/31/2013	6/30/2013
Current assets
Cash and cash equivalents	$3,312	$65,288
Other current assets	675	3,678
Total current assets	3,987	68,966
Non Current Assets
Fixed Assets	12,869	9,105
Intellectual property	195,949	198,354
Other assets	35,000	50,000
Total Non Current assets	243,818	257,459
Total Assets	247,805	326,425

Current Liabilities
Trade Creditors	3,000	3,000
Provisions and accruals	3,912
Intercompany liabilities	64,999
Total Current Liabilities	71,911	3,000
Non Current Liabilities
Shareholder loans	150,000
Total Non Current liabilities	150,000	-
Total Liabilities	221,911	3,000

Net Assets	$25,894	$323,425

NET RESULT FROM DISCONTINUED OPERATIONS	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Revenue	$1,008	$-	$2,647	$-
Cost of Revenue	48,128	-	70,460	-
Gross Profit (Loss)	(47,120)	-	(67,813)	-
Operating Expenses	58,778	-	230,277	-
(Loss) from operations	(105,898)	-	(298,090)	-
Other income	1,220	-	560	-
(Loss )before tax	(104,678)	-	(297,530)	-
Tax	-	-	-	-
(Loss) after tax	$(104,678)	$-	$(297,530)	$-

The discontinued operations of Wiki Technologies, Inc. were reported in the United States of America segment in our geographic segment information as per Note 16.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of December 31, 2013 and June 30, 2013, Property, Plant & Equipment consisted of the following:

	12/31/2013	6/30/2013
Office equipment	$35,221	$35,949
Furniture and fixtures	225,269	229,927
Computers and software	1,282,160	1,282,317
Accumulated Depreciation	(1,039,926)	(979,162)
	$502,724	$569,031

As of December 31, 2013 and 2012, depreciation expense consisted of the following:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Depreciation, operating	$16,833	$18,866	$36,907	$29,921
Depreciation, cost of revenue	30,527	26,510	56,576	55,936
Total depreciation expense	$47,360	$45,376	$93,483	$85,857

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

The following table sets for the computation of basic and diluted earnings per share for the three and six months ended December 31, 2013 and 2012:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net (loss) income from continuing operations	$(145,994)	$22,261	$(266,254)	$84,504
Net result from discontinued operations	(104,678)	-	(297,530)	-
Net (loss) income	$(250,672)	$22,261	$(563,784)	$84,504

Weighted average number of shares used in computing basic and diluted net (loss) income

Basic	10,470,632	5,300,000	10,449,303	5,300,000
Dilutive effect of stock options	-	-	-	-
Diluted	10,470,632	5,300,000	10,449,303	5,300,000

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net (loss) income per share Basic and diluted:
Continuing operations	$(0.014)	$0.004	$(0.026)	$0.016
Discontinued	$(0.010)	$-	$(0.028)	$-
Total	$(0.024)	$0.004	$(0.054)	$0.016

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

As of December 31, 2013 and June 30, 2013, trade receivables consist of the following:

	12/31/2013	6/30/2013
Trade receivables	$27,602,077	$27,740,315
Allowance for bad debt	(833,486)	(731,475)
Total trade receivables, net	$26,768,591	$27,008,840

Note 5 – OTHER ASSETS

Other assets consist of the following as of December 31, 2013 and June 30, 2013:

Other current assets	12/31/2013	6/30/2013
Research & development grant receivable	$680,048	$401,852
Insurance claim receivable	172,572	269,556
Prepayment	76,083	66,922
Deferred compensation	216,811	-
Other assets	353,977	78,718
	$1,499,491	$817,048

Other non current assets	12/31/2013	6/30/2013
Prepaid gift card establishment fees	$-	$45,973
	$-	$45,973

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2013 and June 30, 2013:

	12/31/2013	6/30/2013
Moneytech and mPayments software	$5,901,743	$5,239,641
Accumulated amortization	(2,562,595)	(1,925,228)
	$3,339,148	$3,314,413

The intangible assets are amortized over 10-12 years.  Amortization expense of $264,204 and $259,650 was included in cost of revenues for the six months ended December 31, 2013 and 2012, respectively.

Note 7 – GOODWILL

As of December 31, 2013 and June 30, 2013, the Goodwill was comprised of the following:

	12/31/2013	6/30/2013
Acquisition cost of Moneytech POS Pty Ltd.	$96,191	$98,180
Fixed assets received	(53,587)	(54,695)
Liability assumed	25,055	25,572
Acquisition cost assigned to goodwill	$67,659	$69,057

Note 8 – TRADE AND OTHER PAYABLES

As of December 31, 2013 and June 30, 2013, trade and other payables consist of the following:

	12/31/2013	6/30/2013
Trade payables	$5,137,073	$4,848,656
Employee benefits	125,171	279,646
Other liabilities	(3,957)	119,097
Total payables	$5,258,287	$5,247,399

Note 9 – CURRENT LIABILITIES

	12/31/2013	6/30/2013
Wholesale loan facility	$25,593,086	$25,669,388
Cash reserve	2,648,529	2,731,094
	$28,241,615	$28,400,482

Wholesale Loan Facility
The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$30 million for the Company to use as of December 31, 2013 and June 30, 2013.  The line of credit is secured mainly by trade receivables.  Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility limit was extended to AUD$40 million and renewed until December 31, 2014.  Interest expense charged to cost of revenue related to the loan for the six months ended December 31, 2013 and 2012 was approximately  USD $884,770 and USD $901,130, respectively.

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

Shareholders’ Loan
The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2014.  Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 11 – STOCKHOLDERS’ EQUITY

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

Common Stock
The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of December 31, 2013 and had 500,000,000 shares of Common Stock authorized, each having a par value of $0.10, as of June 30, 2013.  There were 9,811,632 shares issued and outstanding as of December 31, 2013 and 9,961,632 shares issued and outstanding as of June 30, 2013.  The Company has 509,000 and 338,368 shares to be issued as of December 31, 2013 and June 30, 2013, respectively.  Each share of Common Stock is entitled to one (1) vote.

On October 3, 2013, the Company amended and restated the certificate of incorporation to decrease the number of authorized shares of Common Stock and Preferred Stock to 50,000,000 and 1,000,000 respectively.  The Company also reduced the par value of the Common Stock to $0.001 from $0.10.

On October 29, 2013, 150,000 shares which had previously been issued to contractors were cancelled and returned to treasury because performance criteria relating to the issuance of these shares had not been met.

Note 12 – STOCK COMPENSATION

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

Note 13 – STOCK OPTIONS

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

The Company recorded $45,369 and $115,491 option expense in the three and six months respectively ended December 31, 2013.

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

Note 14 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2013 and 2012, the Company paid a company controlled by the President of Moneytech for consulting services $96,782 and $52,977 (three months ended December 31, 2013 and 2012), respectively, and $122,449 and $105,943 (six months ended December 31, 2013 and 2012), respectively.

Note 15 – INCOME TAX (RESTATED)

The following is the income tax expense reflected in the Statement of Operations for the three and six months ended December 31, 2013 and 2012:

INCOME TAX EXPENSE	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Income tax expense - current	$-	$-	$-	$-
Income tax expense - deferred	128,220	75,263	177,372	167,384
Total	$128,220	$75,263	$177,372	$167,384

The following are the components of income before income tax reflected in the Statement of Operations for the three and six months ended December 31, 2013 and 2012:

COMPONENTS OF INCOME BEFORE INCOME TAX	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED
	12/31/2013		12/31/2012	12/31/2013		12/31/2012
(Loss) income from continuing operations	$(17,774)		$97,524	$(88,882)		$251,888
Net loss from discontinued operations	(104,678)		-	(297,530)		-
(Loss) income before Income tax	$(122,452)		$97,524	$(386,412)		$251,888
Loss from USA operations	$(489,315)		$-	$(807,091)		$-
Income from Australian operations	366,863		97,524	420,679		251,888
(Loss) income before Income tax	$128,220		$75,263	$177,372		$167,384
Income tax
Effective tax rate	(104	) %	77%	(46	) %	66%

The Company did not have a United States tax paying entity during the three and six months ended December 31, 2012.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and six months ended December 31, 2013 and 2012:

INCOME TAX RATE RECONCILIATION	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
	12/31/2013		12/31/2012		12/31/2013		12/31/2012
US statutory rates	34%		34%		34%		34%
Tax rate difference	(4	) %	(4	) %	(4	) %	(4	) %
Research and development	(14	) %	47%		(13	) %	36%
USA losses	(120	) %	-%		(63	) %	-%
Tax expenses at actual rate	(104	) %	77%		(46	) %	66%

The following are the components of deferred tax reflected in the Statement of Operations for the three and six months ended December 31, 2013 and 2012:

COMPONENTS OF DEFERRED TAX EXPENSE	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Tax losses carried forward	$140,643	$76,687	$217,176	$133,141
Doubtful debts reserve	(8,751)	8,158	(36,133)	41,107
Accruals	(3,672)	(9,582)	(3,671)	(6,864)
	128,220	75,263	177,372	167,384

The following are the components of deferred tax reflected in the Balance Sheet as of December 31, 2013 and June 30, 2013:

COMPONENTS OF DEFERRED TAX ASSET	12/31/2013	6/30/2013
Tax losses carried forward	$1,349,971	$1,592,888
Doubtful debts reserve	250,046	219,442
Accruals	39,694	36,890
	1,639,711	1,849,221
Deferred tax assets - current	$268,440	$718,767
Deferred tax assets - non current	1,371,271	1,130,454
	1,639,711	1,849,221

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

As of December 31, 2013, Moneytech had approximately $4,499,904 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia.  The NOLs can be carried forward without expiration in Australia.  Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

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

Note 16 – GEOGRAPHIC SEGMENT INFORMATION (RESTATED)

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and United States of America.  All inter-company transactions are eliminated in consolidation.

For the three months ended December 31, 2013 and 2012, geographic segment information is as follows:

	Three Months Ended December 31, 2013				Three Months Ended December 31, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$1,519,644	$2,174	$-	$1,521,818	$1,237,067	$-	$-	$1,237,067
Cost of Revenue	721,304	2,204	-	723,508	698,258	-	-	698,258
Total Expenses	658,072	296,437	-	954,509	557,494	-	-	557,494
Other Income (Expense)	138,425	-	-	138,425	116,209	-	-	116,209
Net Income (Loss) before tax from continuing operations	278,693	(296,467)	-	(17,774)	97,524	-	-	97,524
Discontinued operations	-	(104,678)	-	(104,678)	-	-	-	-
Assets	41,037,889	7,154,616	7,021,458	41,171,047	40,702,647	-	-	40,702,647
Debt	33,609,632	553,117	396,205	33,766,544	32,538,169	-	-	32,538,169

For the six months ended December 31, 2013 and 2012, geographic segment information is as follows:

	Six Months Ended December 31, 2013				Six Months Ended December 31, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$2,712,039	$2,174	$-	$2,714,213	$2,342,316	$-	$-	$2,342,316
Cost of Revenue	1,495,511	2,204	-	1,497,715	1,409,004	-	-	1,409,004
Total Expenses	1,141,343	509,532	-	1,650,875	916,197	-	-	916,197
Other Income (Expense)	345,495		-	345,495	234,773	-	-	234,773
Net Income (Loss) before tax from continuing operations	420,680	(509,562)	-	(88,882)	251,888	-	-	251,888
Discontinued operations	-	(297,530)	-	(297,530)	-	-	-	-
Assets	41,037,889	7,154,616	7,021,458	41,171,047	40,702,647	-	-	40,702,647
Debt	33,609,632	553,117	396,205	33,766,544	32,538,169	-	-	32,538,169

Note 17 – EQUITY INVESTMENT (RESTATED)

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights.  There was no exchange of cash or debt for the transaction and it was accounted for on the historical cost basis with a $0 value.  The investment is accounted for by the equity method since the Company obtained a 37.5% equity interest.  Due to the continuous loss from inception through September 30, 2013 incurred by 360,  the Company did not recognize any income or return from the investment as doing so would have created a negative carrying value in the investment account.  The Company discontinued using the equity method rather than establish a negative balance.  The investment retains a zero balance until subsequent investee profits eliminate all unrealized losses.  In addition, 360 has had a negative equity position since inception of the investment thereby precluding any other disclosure regarding our underlying position in the net equity of 360.

Note 18 – COMMITMENTS
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

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through February 14, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements and these included:

•
In January 2014, management decided to return the ‘WikiTechnologies’ entity to Edward DeFeudis and Marco Garibaldi as per the Share Exchange Agreement.  The decision was taken because revenue and profitability benchmarks set forth in the Share Exchange Agreement were unlikely to be met.  The shares in WikiTechnologies, Inc. will be returned to Edward DeFeudis and Marco Garibaldi.   Edward DeFeudis and Marco Garibaldi will give up their right to the 2,240,000 Source Financial, Inc. shares of Common Stock which are held in Escrow on their behalf.  These shares will be returned to Treasury.  The return agreement has not been finalized.

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

Discontinued operations
In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi as per the Share Exchange Agreement.  The decision was taken because revenue and profitability benchmarks set in the Share Exchange Agreement were unlikely to be met.  On February 14, 2014,  pursuant to a Settlement Agreement, the outstanding shares of  Wiki Technologies, Inc.  were returned to Edward DeFeudis and Marco Garibaldi, and   Edward DeFeudis and Marco Garibaldi relinquished their right to the 2,240,000 shares of our Common Stock held in escrow on their behalf,  of which 2,130,000 shares was returned to us for cancellation. The agreement has not been finalized.

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

●
Net financing income - We track the split between the  interest income, finance charges and fee income earned on our assets and the interest, finance charges and fees incurred on our Wholesale Facility, and continually monitor the components of our yield and our cost of funds.  In addition, we monitor external rate trends, including the Reserve Bank of Australia cash rate.

●
Net bad debt losses - Other than our cost of funds- interest expense and related fees- the largest driver of business profitability is the minimization of bad debts.  Each asset based line of credit is priced based on an industry and individual customer risk profile developed by us. Delinquencies negatively impact our business performance.  Our profitability is directly connected to our net credit losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance. Our target customer is a business that has financing requirements (in terms of size and time to funding) that make them poor candidates for loans from larger Australian commercial banks. Our lending criteria have, to date, resulted in a relatively low level of overdue and delinquent balances and correspondingly low levels of bad debt.  We extend Credit for a maximum of 122 days.  Amounts outstanding beyond their due date are considered overdue and amount overdue for more than 30 days are considered delinquent.  We monitor credit quality within our portfolio by observing trends in “average collection periods” “Days Sales Outstanding,” delinquent balances as a percentage of our portfolio and single obligor concentration limits and expect our bad debt to be approximately 0.15% of amounts funded. We assess the recoverability of each delinquent balance when determining the required amount of bad debt reserve.

●
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

Set forth below are certain items from our operating statements for the three months ended December 31, 2013 and 2012:

	Quarter Ended December 31, 2013	Quarter Ended December 31, 2012	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$1,521,818	$1,237,067	$284,751	23%
Confirmed capital and credit express	1,339,497	1,085,528	253,970	23%
Interest revenue	948,979	611,234	337,745	55%
Fees	384,316	471,697	(87,381)	(19)%
Other revenue	6,203	2,597	3,606	139%
Payment services	109,848	131,198	(21,350)	(16)%
Giftcard program revenue	31,617	90,363	(58,746)	(65)%
Other revenue	78,231	40,835	37,396	92%
Other revenue	72,472	20,341	52,132	256%
360FX customer referral	24,741	15,625	9,116	58%
Foreign exchange	47,745	94	47,651	50,544%
Other revenue	(14)	4,622	(4,635)	(100)%
Cost of revenue	723,508	698,258	25,250	4%
Confirmed capital and credit express	525,953	535,746	(9,793)	(2)%
Interest expense	419,168	444,300	(25,131)	(6)%
Insurance	38,570	31,149	7,421	24%
Account Issuing Expenses	51,009	54,617	(3,608)	(7)%
Other	17,206	5,680	11,526	203%
Payment services	34,067	4,410	29,657	672%
Gift card expenses	4,120	3,244	876	27%
Other	29,947	1,166	28,781	-
Depreciation and amortisation	163,488	156,348	7,141	5%
Other cost of revenue	-	1,755	(1,755)	-

Gross profit	798,310	538,809	259,501	48%

Operating Expenses
Compensation expenses	251,521	200,545	50,976	25%
Research and development expense	109,397	116,724	(7,327)	(6)%
Bad debt expenses	30,259	61,736	(31,477)	(51)%
Occupancy expenses	70,104	59,176	10,928	18%
Depreciation expense	16,833	18,866	(2,033)	(11)%
General and administration expenses	476,395	100,447	375,948	374%
(Loss) income from operations	(156,199)	(18,685)	(137,514)	736%

Other income	138,425	116,209	22,216	19%

(Loss) income before income tax	(17,774)	97,524	(115,298)	(118)%

Income tax expense	128,220	75,263	52,957	70%

Net (loss) income from continuing operations	(145,994)	22,261	(168,255)	(756)%

Net result from discontinued operations	(104,678)	-	(104,678)	NA

Net (loss) income	$(250,672)	$22,261	$(272,933)	(1,226)%

Revenue

Consolidated revenue from continuing operations for Q2 2014 was approximately $1,521,818, an increase of $284,751 or 23% from our consolidated revenue from continuing operations for Q2 2013 of $1,237,067.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 38%.  Excluding differences attributable to changes in foreign exchange rates, the increase is primarily the result of an increase in Confirmed Capital and Credit Express revenue (34%), an increase in other revenues (5%) and a decrease in payment services revenues (1%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue increase is mainly attributable to settled penalties associated with the default of one Confirmed Capital customer (24%).  Lines of credit we funded decreased slightly from approximately AUD$62 million during Q2 2013 to AUD$59 million during Q2 2014.  The increase in other revenues is primarily attributable to activity with 360 Markets Foreign exchange business.  The decrease in Payment Services revenues is mainly attributable to a decrease in gift cards revenues.

Cost of Revenue; Gross Profit

Revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs was $723,508 in Q2 2014, an increase of $25,250 or 4% from our cost of revenue of $698,258 for Q2 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 16%.  Excluding differences attributable to changes in foreign exchange rates, the increase is primarily the result of increases in Confirmed Capital and Credit Express costs (7%), increases in Payment services costs (5%) and increases in amortization of intangibles (4%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express cost increase is mainly attributable to an increase in interest expense, an increase in insurance costs and an increase in fees associated with accounts.  The payment services cost increase is mainly attributable to an increase in costs at MPOS and mPay and the increase in amortization is attributable to increased investment in intangibles.  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Our profit from continuing operations, increased $259,501 from $538,809 in Q2 2013 to $798,310 in Q2 2014.  This was primarily because net interest revenues and fee revenue in the Confirmed Capital and Credit Express business increased.  Net interest revenue increased primarily because net interest margins increased as a result of a lag in decreasing the interest rates charged to our customers as the rate of interest charged under the RPA decreased and because increased rates of interest were charged on the default of a Confirmed Capital customer.

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

The percentage of delinquent balances in our portfolio was 2.00% and 1.60% as of December 31, 2013 and 2012 respectively.  The percentage of delinquent balances in our portfolio averaged 1.97% and 1.63% in the three months ended December 31, 2013 and 2012 respectively.  The average collection period in our portfolio increased from 41 days to 55 days during the three months ended December 31, 2013 and from 48 to 58 days during the three months ended December 31, 2012.  Bad debts as a percentage of amount funded was 0.06% and 0.13% in the three months ended December 31, 2013 and 2012 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $428,492 or 86% from $495,758 in Q2 2013 to $924,250 in Q2 2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States including the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($110,934 or 22%) and other professional services ($252,310 or 51%).

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

The research and development grant payment is determined according to criteria set by the Australian government.  Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment.  It is not a return of tax.  The company works with Ernst and Young in preparing the claim and the payment expected is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for Q2 2014 was $17,774, as opposed to net income of $97,524 for Q2 2013.  As a result of $128,220 in taxes incurred in Q2 2014, we incurred a net loss after tax for Q2 2014 of $145,994, as compared to net income after tax for Q2 2013 of $22,261.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia remain profitable while operations in the United States are not yet profitable.  This is primarily attributable to the Wiki business not meeting targets and the subsequent decision to discontinue these operations.

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

Other comprehensive income.

Our other comprehensive income consists of gains and losses in net asset value that occurs when movements in foreign exchange rates occur.  These gains or losses are primarily as a result of changes in the AUD/USD exchange rate.  We cannot and do not attempt to predict movements in these exchange rates.  The changes in net asset value occur because our net assets and operational activity are principally in Australian Dollars.  We do not hedge the foreign exchange rate exposure.  As operations in the United States expand the impact of foreign exchange rates on our results of operations will decrease.

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

Set forth below are certain items from our operating statements for the six months ended December 31, 2013 and 2012:

Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$2,714,213	$2,342,316	$371,897	16%
Confirmed capital and credit express	2,399,867	2,096,162	303,705	14%
Interest revenue	1,616,379	1,232,607	383,772	31%
Fees	719,585	859,868	(140,283)	(16)%
Other revenue	63,903	3,687	60,216	1,633%
Payment services	213,607	212,953	654	0%
Giftcard program revenue	54,315	117,597	(63,282)	(54)%
Other revenue	159,293	95,356	63,937	67%
Other revenue	100,739	33,201	67,538	203%
360FX customer referral	52,355	29,128	23,228	80%
Foreign exchange	48,895	768	48,127	6,266%
Other revenue	(511)	3,306	(3,817)	(115)%
Cost of revenue	1,497,715	1,409,004	88,711	6%
Confirmed capital and credit express	1,126,803	1,094,386	32,417	3%
Interest expense	884,769	900,988	(16,219)	(2)%
Insurance	76,641	96,400	(19,758)	(20)%
Account Issuing Expenses	87,158	90,608	(3,449)	(4)%
Other	78,235	6,392	71,843	1,124%
Payment services	50,131	(2,724)	52,855	(1,941)%
Gift card expenses	10,280	(3,890)	14,170	(364)%
Other	39,851	1,166	38,684	-
Depreciation and amortisation	320,780	315,586	5,194	2%
Other cost of revenue	-	1,755	(1,755)	-

Gross profit	1,216,498	933,312	283,186	30%

Operating expenses
Compensation expenses	369,074	321,402	47,672	15%
Research and development expense	218,795	236,115	(17,320)	(7)%
Bad debt expenses	251,252	68,686	182,566	266%
Occupancy expenses	129,176	112,119	17,057	15%
Depreciation expense	36,907	29,921	6,986	23%
General and administration expenses	645,671	147,954	497,717	336%
(Loss) income from operations	(434,377)	17,115	(451,492)	(2,638)%

Other income	345,495	234,773	110,722	47%

(Loss) income before income tax	(88,882)	251,888	(340,770)	(135)%

Income tax expense	177,372	167,384	9,988	6%

Net (loss) income from continuing operations	(266,254)	84,504	(350,758)	(415)%

Net result from discontinued operations	(297,530)	-	(297,530)	NA

Net (loss) income	$(563,784)	$84,504	$(648,288)	(767)%

Revenue

Consolidated revenue from continuing operations for the First Half 2014 were approximately $2,714,213, an increase of $371,897 or 16% from our consolidated revenue from continuing operations for the First Half 2013 of $2,342,3216.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 30%.  Excluding differences attributable to changes in foreign exchange rates, the increase resulted primarily from an increase in Confirmed Capital and Credit Express revenue (26%), an increase in other revenue (3%) and an increase in payment services revenue (1%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue increase is mainly attributable to an increase in interest revenue (25%) and an increase in fees charged to new customers to set up their accounts (3%).  Excluding differences attributable to changes in foreign exchange rates, Confirmed Capital and Credit Express revenue was 11% higher in total as a result of settled penalties associated with the default of one Confirmed Capital customer.  The remainder of the increase in interest revenue primarily results from an increase in the lines of credit we funded from approximately AUD$122 million during the First Half 2013 to AUD$133 million during the First Half 2014.  The other revenue increase is primarily attributable to increases in referrals of Moneytech’s customers to the 360 Markets Foreign Exchange business.  The payment services revenue increase is mainly attributable to a decrease in gift cards revenue and an increase in revenues at MPOS and mPay.  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Cost of Revenue; Gross Profit

Our cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs, was $1,497,715 in the First Half 2014, an increase of $88,711 or 6% from our cost of revenue of $1,409,004 for the First Half 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of sales increased 20%.  Excluding differences attributable to changes in foreign exchange rates, the increase is primarily the result of increases in Confirmed Capital and Credit Express costs (12%), increases in payment services costs (4%) and increases in amortization of intangibles (3%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express cost increase is mainly attributable to an increase in interest expense (7%), an in increase in costs associated with setting up the accounts of new customers (6%), a decrease in insurance costs (1%) and an increase in fees associated with existing accounts (1%).  The increase in our interest expense primarily results from the growth in the volume of credit lines funded in the current period.  The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay and the increase in amortization is attributable to increased investment in intangibles.

Our profit from continuing operations, increased $283,186 from $933,313 in the First Half 2013 to $1,216,498 in the First Half   2014.  This was primarily because net interest revenues and fee revenues in the Confirmed Capital and Credit Express business increased.  Net interest revenues increased primarily because lines of credit funded increased, because net interest margins increased as a result of a lag in decreasing the interest rates charged to our customers as the rate of interest charged under the RPA decreased and because increased rates of interest were charged on the default of a Confirmed Capital customer.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for the First Half 2014 was $251,252, representing an increase of $182,566 from bad debt expense of $68,686 for the First Half 2013.

The percentage of delinquent balances in our portfolio was 2.00% and 1.60% as of December 31, 2013 and 2012 respectively.  The percentage of delinquent balances in our portfolio averaged 1.97% and 1.70% in the six months ended December 31, 2013 and 2012 respectively.  The average collection period in our portfolio increased from 45 days to 55 days during the six months ended December 31, 2013 and from 47 to 58 days during the six months ended December 31, 2012.  Bad debts as a percentage of amount funded was 0.23% and 0.07% in the six months ended December 31, 2013 and 2012 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $552,112 or 65% from $847,511 in the First Half 2013 to $1,399,623 in the First Half 2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States including the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($178,356 or 21%) and other professional services ($304,885 or 36%).

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

The research and development grant payment is determined according to criteria set by the Australian government.  Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment.  It is not a return of tax.  The company works with Ernst and Young in preparing the claim and the payment expected is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for the First Half 2014 was $88,882, as opposed to net income of $251,888 for First Half 2013.  As a result of $177,323 in taxes incurred in the First Half 2014, we incurred a net loss after tax for the First Half 2014 of $266,254, as compared to net income after tax for the First Half 2013 of $84,504.  No tax benefit has been recognised for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia (Moneytech) remain profitable while operations in the United States (Source) are not yet profitable.  This is primarily attributable to the WikiTechnologies business not meeting targets and the subsequent decision to discontinue these operations.

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

The average AUD/USD exchange rates were 1 to 1.0386 and 1 to 0.9225 in the First Half 2013 and the First Half 2014, respectively.

Comparison of Balance Sheet Data as at December 31, 2013 and June 30, 2013

Set forth below are certain items from our Consolidated Balance Sheet at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Cash and cash equivalents	$6,899,738	7,140,539
Trade Receivables	26,768,591	27,008,840
Total Assets	41,171,047	41,360,924

Wholesale Loan Facility	$25,593,086	25,669,388

Total Liabilities	33,766,544	33,696,546

Total Equity	$7,404,503	7,664,378

Set forth below are certain items from our Statement of Cash Flows for the three and six months ended December 31, 2013 and 2012:

	SIX MONTHS ENDED
	December 31, 2013	December 31, 2012
Net cash (used in) operating activities	(132,257)	(585,085)
Net cash (used in) investing activities	(395,928)	(588,536)
Net cash provided by financing activities	429,299	807,650
Net cash (used in) discontinued operations	(65,287)	-
Exchange rate effect on cash	(141,916)	124,483
Net cash (outflow)	(306,089)	(241,488)

Cash (Used in) Operating Activities
During the six months ended December 31, 2013, we used approximately $132,257 of net cash in our operating activities. This reflects our net loss from continuing operations of $266,254 plus $133,997 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by an increase in trade receivables of $316,347 and other assets of $460,933. Trade receivables increased due to an increase in credit lines provided and other assets increased mainly due to increases in grants receivable. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $357,687 and stock options and shares issued for compensation of $178,356.

During the six months ended December 31, 2012, we used approximately $585,086 of net cash in our operating activities.  This reflects our net income of $84,504 less cash used by changes in operating assets and liabilities and adjustments for non-cash items.   Cash used by working capital items and other activities was primarily impacted by a decrease in trade payables of $1,191,086, reflecting a decrease in buyer payments and sellers liabilities and other items providing $175,989. Adjustments for non-cash items consisted entirely of depreciation and amortization $345,507.

Cash (Used) in Investing Activities
During the six months ended December 31, 2013, net cash used in investing activities of $395,928 was primarily impacted by $322,875 in capitalized costs incurred on the development of intangible assets.  Principally software related to The Moneytech Exchange and mPay.

During the six months ended December 31, 2012, net cash used in investing activities of $588,536 primarily reflects capitalized costs incurred on the development of intangible assets, principally software related incurred in the development of The Moneytech Exchange.

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

Net cash (outflow)
During the six months ended December 31, 2013, net cash decreased by $306,089 as compared to the six months ended June 30, 2013, where net cash decreased by $241,489.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this Report and have concluded that due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures, as of the end of the period covered by this report, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and would be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of the end of the period covered by this Report as a result of the material weaknesses in our internal control over financial reporting, management believes that (i) this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

b)	Management’s Remediation Initiatives

Prior to the consummation of the Share Exchange Agreement whereby we acquired Moneytech Limited, our Australian subsidiary, the accounting staff at Moneytech was adequate to perform the financial reporting obligations imposed upon it as a private company.  In the opinion of management, however, the financial staff at Moneytech was not sufficient to deal with the reporting obligations imposed as a result of its transformation to a public company.  The inadequacies of the financial staff resulted from a lack of sufficient personnel, which caused Moneytech to rely upon temporary employees and outside consultants, and the lack of familiarity of such persons with the obligations imposed upon a public company and US Generally Accepted Accounting Principles. Since consummation of the Share Exchange Agreement, our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls over financial reporting, we hired a new CFO who has familiarity with US GAAP and who has installed new procedures to correct the material weaknesses and deficiencies in our reporting systems.  The CFO has already implemented controls that will improve our internal control and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used conform to accounting principles generally accepted in the United States.  We are committed to remediating the material weaknesses that existed at the end of the period covered by this Report and believe that as a result of the actions we have taken, our internal controls over financial reporting are now effective and, consequently, our disclosure controls and procedures are now effective.

As our business grows in size and complexity, we will continue to actively identify, develop and implement additional measures to materially improve and strengthen our internal control over financial reporting and ensure that they remain effective.

c)	Changes in Controls

Except for the changes in our accounting staff and procedures described above, there have been no changes in our internal control over financial reporting since the end of the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 6.      Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant has caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE FINANCIAL, INC.

April 30, 2014	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

April 30, 2014	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)