Form 10-Q/A
period 2013-09-30
SOURCE FINANCIAL, INC.
filed 2014-05-01
CIK 846377

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

SOURCE FINANCIAL, INC.
FORM 10-Q

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
Item 1.	Financial statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4.	Controls and Procedures	28
PART II OTHER INFORMATION
Item 6.	Exhibits	29

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	September 30, 2013 (Restated) (Unaudited)	June 30, 2013 (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,100,551	$7,205,827
Trade receivables, net	28,192,664	27,008,840
Inventories	235,035	220,377
Deferred tax asset	186,180	718,767
Other current assets	1,326,207	820,726
TOTAL CURRENT ASSETS	37,040,637	35,974,537

NON-CURRENT ASSETS
Intangible assets, net	3,639,080	3,512,767
Deferred tax asset	1,648,753	1,130,454
Property, plant and equipment, net	575,726	578,136
Other assets	50,000	95,973
Goodwill	70,388	69,057
TOTAL NON-CURRENT ASSETS	5,983,947	5,386,387

TOTAL ASSETS	$43,024,584	$41,360,924
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES
Trade and other payables	$5,233,635	$5,250,399
Wholesale loan facility	27,019,113	25,669,388
Cash reserve	2,767,943	2,731,094
TOTAL CURRENT LIABILITIES	35,020,691	33,650,881

NON-CURRENT LIABILITIES
Shareholder loans	96,536	45,665
TOTAL NON-CURRENT LIABILITIES	96,536	45,665

TOTAL LIABILITIES	35,117,227	33,696,546

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series B, $0.01 par value, 10,000,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.10 par value, 500,000,000 shares authorized, 9,961,632 shares issued and outstanding respectively	996,163	996,163
Common stock to be issued, 509,000 and 338,368 respectively	50,900	33,837
Additional paid-in capital	14,860,310	14,462,575
Other accumulated comprehensive loss	(938,469)	(1,079,762)
Accumulated deficit	(7,061,597)	(6,748,485)
TOTAL STOCKHOLERS' EQUITY	7,907,357	7,664,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,024,584	$41,360,924

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(RESTATED)

	September30, 2013 (Unaudited) (Restated)	September 30, 2012 (Unaudited) (Restated)

Revenue	$1,194,034	$1,105,249
Cost of revenue	796,539	710,746
Gross profit	397,495	394,503

Operating Expenses

Compensation expenses	117,553	120,857
Research and development expense	109,398	119,391
Bad debt expenses	220,993	6,950
Occupancy expenses	59,072	52,943
Depreciation expense	21,309	11,055
General and administration expenses	339,540	47,507
Total operating expenses	867,865	358,703
Income (loss) from operations	(470,370)	35,800

Other Income (Expense)
Interest income	26,839	30,168
Research and development grant	183,300	93,465
Finance costs	(3,729)	(5,069)
Total Other Income	206,410	118,564

(Loss) income before provision of income taxes	(263,960)	154,364

Provision for income taxes	49,152	92,121

Net (loss) income	(313,112)	62,243

Other comprehensive income
Foreign currency translation	141,293	237,800

Comprehensive (loss) income	$(171,819)	$300,043

Net (loss) income per share
Basic	$(0.030)	$0.012
Diluted	$(0.030)	$0.012

Weighted average number of shares used in computing basic and diluted net (loss) income per share:
Basic	10,373,128	5,300,000
Diluted	10,373,128	5,300,000

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(RESTATED)

	Common Stock		Preferred Stock		Additional Paid in Capital	Comprehensive Loss	Accumulated Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$14,462,575	$(1,079,762)	$(6,748,485)	$7,664,378
Issuance of stock options	-	-	-	-	70,123	-	-	70,123
Compensation in respect of option and restricted stock granted to employees, directors and third- parties	170,632	17,063	-	-	327,612	-	-	344,675
Net loss for the three months ended September 30, 2013	-	-	-	-	-	141,293	(313,112)	(171,819)
Balance September 30, 2013 (Restated)	10,470,632	$1,047,063	5,000	$50	$14,860,310	$(938,469)	$(7,061,597)	$7,907,357

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(RESTATED)

	September 30, 2013 (Unaudited) (Restated)	September 30, 2012 (Unaudited) (Restated)

Net (loss) income	$(313,112)	$62,243
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	178,601	170,293
Stock options and shares issued for compensation	124,921	-
(Increase) decrease in assets:
Trade receivables, net	(653,081)	2,357,747
Inventories	(10,250)	(2,472)
Deferred tax asset	49,152	92,121
Other assets	(149,386)	222,523
Increase (decrease) in current liabilities:
Trade payables	(116,052)	(2,268,757)
Net cash (used in) provided by operating activities	(889,207)	633,698

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(80,407)	(203,026)
Development of intangible assets	(146,640)	-
Net cash used in investing activities	(227,047)	(203,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Wholesale loan facility, net	841,919	(2,261,805)
Capital Reserve	(61,362)	192,122
Shareholder loans, net	95,816	(28,585)
Net cash provided by (used in) financing activities	876,373	(2,098,268)

Effect of exchange rate changes on cash and cash equivalents	134,605	138,261

Net decrease in cash and cash equivalents	(105,276)	(1,529,335)

Cash and cash equivalents at the beginning of the period	7,205,827	5,634,718

Cash and cash equivalents at the end of the period	$7,100,551	$4,105,383

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$-	$-

Interest payments	$466,443	$456,830

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Issuance of stock options	$70,123	$-

Restricted stock compensation	$344,675	$-

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

Restatements
Subsequent to the issuance of the Company's financial statements for the three months ended September 30, 2013, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements.  Specifically, the amount of the value available on the card for the consumer in certain gift card and similar programs had been improperly recognized in revenue and cost of revenues.  Also, the provision for income tax and deferred tax was incorrectly calculated.  The Company also used this opportunity to realign operating expenses and cost of revenue to conform to future financials filed.

The Company decided to restate the consolidated balance sheet as of September 30, 2013 and fiscal year ended June 30, 2013, consolidated statement of operations and comprehensive (loss) income, consolidated statement of stockholders’ equity, consolidated statement of cash flows for the three months ended September 30, 2013 and 2012 to give effect to these changes.

The effects of these restatements and reclassifications are as follows:

BALANCE SHEET	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Sep 30, 2013	Sep 30, 2013	Sep 30, 2013	June 30, 2013	June 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	37,040,637	-	37,040,637	35,974,537	-	35,974,537

NON-CURRENT ASSETS
Intangible assets	3,639,080	-	3,639,080	3,512,767	-	3,512,767
Deferred tax asset	1,516,610	132,143	1,648,753	988,860	141,594	1,130,454
Property, plant and equipment	575,726	-	575,726	578,136	-	578,136
Other assets	50,000	-	50,000	95,973	-	95,973
Goodwill	70,388	-	70,388	69,057	-	69,057
TOTAL NON-CURRENT ASSETS	5,851,804	132,143	5,983,947	5,244,793	141,594	5,386,387

TOTAL ASSETS	$42,892,441	$132,143	$43,024,584	$41,219,330	$141,594	$41,360,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
TOTAL CURRENT LIABILITIES	35,020,691	-	35,020,691	33,650,881	-	33,650,881

NON-CURRENT LIABILITIES
Shareholders loans		-			-
TOTAL NON-CURRENT LIABILITIES	96,536	-	96,536	45,665	-	45,665

TOTAL LIABILITIES	35,117,227	-	35,117,227	33,696,546	-	33,696,546

EQUITY
Preferred stock	50	-	50	50	-	50
Common stock	996,163		996,163	996,163		996,163
Common stock to be issued	50,900	-	50,900	33,837	-	33,837
Additional paid-in capital	14,860,310	-	14,860,310	14,462,575	-	14,462,575
Other accumulated comprehensive gain (loss)	(913,393)	(25,076)	(938,469)	(1,052,144)	(27,618)	(1,079,762)
Accumulated deficit	(7,218,816)	157,219	(7,061,597)	(6,917,697)	169,212	(6,748,485)
TOTAL EQUITY	7,775,214	132,143	7,907,357	7,522,784	141,594	7,664,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,892,441	$132,143	$43,024,584	$41,219,330	$141,594	$41,360,924

STATEMENTS OF OPERATIONS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Sep 30, 2013	Sep 30, 2013	Sep 30, 2013	Sep 30, 2012	Sep 30, 2012	Sep 30, 2012

Revenue	$1,375,091	$(181,057)	$1,194,034	$1,307,305	$(202,056)	$1,105,249
Cost of revenue	956,645	(160,106)	796,539	889,062	(178,316)	710,746
Gross profit	418,446	(20,951)	397,495	418,243	(23,740)	394,503

Operating expenses
Compensation expenses	117,553	-	117,553	154,929	(34,072)	120,857
Research and development expense	109,398	-	109,398	118,057	1,334	119,391
Bad debt expenses	220,993	-	220,993	6,950	-	6,950
Occupancy expenses	61,918	(2,846)	59,072	58,627	(5,684)	52,943
Depreciation expense	42,260	(20,951)	21,309	34,795	(23,740)	11,055
General and administration expenses	336,694	2,846	339,540	9,344	38,163	47,507
Total operating expenses	888,815	(20,951)	867,865	382,702	(23,999)	358,703
(loss) Income from operations	(470,370)	-	(470,370)	35,541	259	35,800

Other income / (expense)
Interest income	26,839	-	26,839	30,168	-	30,168
Research and development grant	183,300	-	183,300	93,465	-	93,465
Other (expense) income	-	(3,069)	(3,069)	-	(4,928)	(4,928)
Finance costs	(660)	-	(660)	(141)	-	(141)
Total other income	209,479	(3,069)	206,410	123,492	(4,928)	118,564

(Loss) income from operations before income taxes	(260,891)	(3,069)	(263,960)	159,033	(4,669)	154,364
Income tax expense	40,229	8,923	49,152	4,928	87,193	92,121
Net (loss) income	(301,120)	(11,992)	(313,112)	154,105	(91,862)	62,243
Other comprehensive income	138,751	2,542	141,293	241,928	(4,128)	237,800
Comprehensive (loss) income	$(162,369)	$(9,450)	$(171,819)	$396,033	$(95,990)	$300,043

Net (loss) income per share:
Basic	$(0.029)	$(0.001)	$(0.030)	$0.029	$(0.017)	$0.012
Diluted	$(0.029)	$(0.001)	$(0.030)	$0.029	$(0.017)	$0.012

STATEMENTS OF CASH FLOWS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	Sep 30, 2013	Sep 30, 2013	Sep 30, 2013	Sep 30, 2012	Sep 30, 2012	Sep 30, 2012

Net income (loss)	$(301,119)	$(11,993)	$(313,112)	$154,105	$(91,862)	$62,243
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation & amortization	178,601	-	178,601	170,293	-	170,293
Stock options and shares issued for compensation	124,921	-	124,921	-	-	-

(Increase) / decrease in assets:
Trade receivables	(653,081)	-	(653,081)	2,357,747	-	2,357,747
Inventories	(10,250)	-	(10,250)	(2,472)	-	(2,472)
Deferred tax assets	37,160	11,992	49,152	-	92,121	92,121
Other assets	(149,386)	-	(149,386)	222,523	-	222,523
Increase/ (decrease) in current liabilities:
Trade payables	(116,052)	-	(116,052)	(2,268,757)	-	(2,268,757)
Net cash used in operating activities	(889,206)	(1)	(889,207)	633,439	259	633,698

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(80,407)	-	(80,407)	(202,768)	(258)	(203,026)
Purchase of subsidiary	(146,640)	-	(146,640)	-	-
Net cash used in investing activities	(227,047)	-	(227,047)	(202,768)	(258)	(203,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	876,373	-	876,373	(2,098,268)	-	(2,098,268)

Net cash used in operations	(239,880)	(1)	(239,881)	(1,667,596)	-	(1,667,596)

Effect of exchange rate changes on cash and cash equivalents	134,604	1	134,605	138,261	-	138,261
Net decrease in cash and cash equivalents	(105,276)	-	(105,276)	(1,529,335)	-	(1,529,335)
Cash and cash equivalents at the beginning of the period	7,205,827	-	7,205,827	5,634,718	-	5,634,718

Cash and cash equivalents at the end of the period	7,100,551	-	7,100,551	4,105,383	-	4,105,383

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$3,069	$(3,069)	$-	$4,928	$(4,928)	$-
Interest payments	$466,443	$-	$466,443	$456,830	$-	$456,830

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Reportable Segment
The Company has one reportable segment.The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

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

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of September 30, 2013 and June 30, 2013, Property, Plant & Equipment consisted of the following:

	9/30/2013	6/30/2013
Office equipment	$36,642	$35,949
Furnitures and fixtures	234,568	249,770
Computers and software	1,344,219	1,282,317
Accumulated Depreciation	(1,039,702)	(989,900)
	$575,726	$578,136

As of September 30, 2013 and 2012, depreciation expense consisted of the following:

	9/30/2013	9/30/2012
Depreciation, operating	$21,309	$11,055
Depreciation, cost of revenue	26,049	29,426
Total depreciation expense	$47,358	$40,481

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

The following table sets for the computation of basic and diluted earnings per share for the quarters ended September 30, 2013and 2012:

	9/30/13	9/30/12
Net (loss) income	$(313,112)	$62,243

Weighted average shares outstanding - basic	10,373,128	5,300,000
Effect of dilutive securities:
Options issued	-	-

Weighted average shares outstanding - diluted	10,373,128	5,300,000

Net (loss) income per share - basic	$(0.030)	$0.012

Net (loss) income per share - diluted	$(0.030)	$0.012

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

Note 2 – TRADE RECEIVABLES, NET (RESTATED)

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

All trade receivables must be paid within 122 days.Trade receivables not paid in full by this time are considered overdue and once 30 days past due are considered delinquent.

As of September 30, 2013 and June 30, 2013, trade receivables consist of the following:

	9/30/2013	6/30/2013
Trade receivables	$29,030,945	$27,740,315
Allowance for bad debt	(838,281)	(731,475)
Total trade receivables, net	$28,192,664	$27,008,840

Note 3 – OTHER ASSETS

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

Note 4 – INTANGIBLE ASSETS

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

Note 5 – GOODWILL

As of September 30, 2013 and June 30, 2013, the Goodwill comprised of the following:

	9/30/2013	6/30/2013
Acquisition cost of Moneytech POS Pty Ltd.	$100,072	$98,180
Fixed assets received	(55,749)	(54,695)
Liability assumed	26,065	25,572
Acquisition cost assigned to goodwill	$70,388	$69,057

Note 6 – TRADE AND OTHER PAYABLES

As of September 30, 2013 and June 30, 2013, trade and other payables consist of the following:

	9/30/2013	6/30/2013
Trade payables	$4,929,669	$4,848,656
Employee benefits	259,155	279,646
Other liabilities	44,811	122,097
Total payables	$5,233,635	$5,250,399

Note 7 –CURRENT LIABILITIES

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

Note 8 – NON-CURRENT LIABILITY

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

Note 9 –STOCKHOLDERS’ EQUITY

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

Common Stock
The Company has 500,000,000 shares of Common Stock authorized at a par value of $0.10 as of September 30, 2013 and June 30, 2013.  There were 9,961,632 shares issued and outstanding as of September 30, 2013 and June 30, 2013.  The Company has 509,000 and 358,368 shares to be issued as of September 30, 2013 and June 30, 2013, respectively.  Each Common Stock holder will have one (1) vote.

Note 10 – STOCK COMPENSATION

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

Note 11 – STOCK OPTIONS

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

Note 12 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013 and 2012, the Company paid a company controlled by the President of Moneytech for consulting services in the amount of $26,142 and $29,622, respectively.

Note 13 – INCOME TAX (RESTATED)

The following is the income tax expense reflected in the Statement of Operations for the three months ended September 30, 2013 and 2012:

INCOME TAX EXPENSE	September 30
	2013	2012
Income tax expense - current	$-	$-
Income tax expense - deferred	49,152	92,121
Total	$49,152	$92,121

The following are the components of income before income tax reflected in the Statement of Operations for the three months ended September 30, 2013 and 2012:

COMPONENTS OF INCOME BEFORE INCOME TAX	September 30
	2013	2012
Income (loss) from USA operations	$(317,773)	$-
Income from Australian operations	53,813	154,364
(Loss) income before Income tax	$(263,960)	$154,364
Income tax	$49,152	$92,121
Effective tax rate	(18)%	60%

The Company did not have a United States tax paying entity during the three months ended September 30, 2012.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three months ended September 30, 2013 and 2012:

	September 30
INCOME TAX RATE RECONCILIATION	2013	2012
US statutory rates	34%	34%
Tax rate difference	(4)%	(4)%
Research and development	(12)%	30%
USA operations	(36)%	-%
Tax expenses at actual rate	(18)%	60%

The following are the components of deferred tax reflected in the Statement of Operations for the three months ended September 30, 2013 and 2012:

COMPONENTS OF DEFERRED TAX EXPENSE	September 30
	2013	2012
Tax losses carried forward	$76,533	$56,455
Doubtful debts reserve	(27,383)	32,950
Accruals	2	2,717
	49,152	92,121

The following are the components of deferred tax reflected in the Balance Sheet as of September 30, 2013 and June 30, 2013:

COMPONENTS OF DEFERRED TAX ASSET	9/30/13	6/30/13
Tax losses carried forward	$1,545,849	$1,592,888
Doubtful debts reserve	251,484	219,442
Accruals	37,600	36,891
	1,834,933	1,849,221

	9/30/13	6/30/13
Deferred tax assets - current	$186,180	$718,767
Deferred tax assets - non current	1,648,753	1,130,454
	1,834,933	1,849,221

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

As of September 30, 2013, Moneytech had approximately $5,152,830 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia.  The NOLs can be carried forward without expiration in Australia.  Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

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

Note 14 - GEOGRAPHIC SEGMENT INFORMATION (RESTATED)

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and United States of America.

All inter-company transactions are eliminated in consolidation. For the quarter ended September 30, 2013 and 2012, geographic segment information is as follows:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Net Sales	$1,192,395	$1,639	$-	$1,194,034	$1,105,249	$-	$-	$1,105,249
Cost of Sales	774,207	22,332	-	796,539	710,746	-	-	710,746
Total Expenses	571,445	296,420	-	867,865	358,703	-	-	358,703
Other Income (Expense)	207,070	(660)	-	206,410	118,564	-	-	118,564
Net Income (Loss)	4,661	(317,773)	-	(313,112)	62,243	-	-	62,243
Assets	42,465,920	558,664		43,024,584	36,979,867	-	-	36,979,867
Debt	35,057,956	59,271		35,117,227	28,774,919	-	-	28,774,919

Note 15 – EQUITY INVESTMENT

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

Note 16 –COMMITMENTS

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

Note 17 –SUBSEQUENT EVENTS

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

Set forth below are certain items from our operating statements for Q1 2014 and Q1 2013:

	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	Dollar Increase (Decrease)	Percentage Increase (Decrease)

Revenue	$1,194,034	$1,105,249	$88,785	8%
Confirmed capital and credit express	1,062,008	1,010,634	51,374	5%
Interest revenue	667,400	621,372	46,028	7%
Fees	336,909	388,172	(51,263)	(13)%
Other revenue	57,700	1,090	56,610	5,192%
Payment services	103,759	81,755	22,004	27%
Giftcard program revenue	22,698	27,233	(4,536)	(17)%
Other revenue	81,061	54,521	26,540	49%
Other revenue	28,267	12,860	15,406	120%
360FX customer referral	27,614	13,503	14,112	105%
Foreign exchange	1,150	674	476	71%
Other revenue	(497)	(1,316)	819	(62)%
Cost of revenue	796,539	710,746	85,793	12%
Confirmed capital and credit express	623,184	558,642	64,542	12%
Interest expense	465,602	456,689	8,913	2%
Insurance	38,071	65,251	(27,179)	(42)%
Account Issuing Expenses	58,481	35,991	22,491	62%
Other	61,029	711	60,317	8,479%
Payment services	16,064	(7,134)	23,198	(325)%
Gift card expenses	6,160	(7,134)	13,294	(186)%
Other	9,904	-	9,904	-
Depreciation and amortisation	157,292	159,238	(1,946)	(1)%
Gross profit	397,495	394,503	2,992	1%

Compensation expenses	117,553	120,857	(3,304)	(3)%
Research and development expense	109,398	119,391	(9,993)	(8)%
Bad debt expenses	220,993	6,950	214,043	3,080%
Occupancy expenses	59,072	52,943	6,129	12%
Depreciation expense	21,309	11,055	10,254	93%
General and administration expenses	339,540	47,507	292,033	615%
(Loss) income from operations	(470,370)	35,800	(506,170)	(1,414)%

Other income	206,410	118,564	87,846	74%

(Loss) income before income tax	(263,960)	154,364	(418,324)	(271)%

Income tax expense	49,152	92,121	(42,969)	(47)%

Net (loss) income $	$(313,112)	$62,243	$(375,355)	(603)%

Revenues
Consolidated revenues from operations for Q1 2014 were approximately $1,194,034, an increase of $88,785 or 8% from our consolidated revenues from operations for Q1 2013 of $1,105,249.  Excluding differences attributable to changes in foreign exchange rates, revenues increased 22%.  Excluding differences attributable to changes in foreign exchange rates, the increase resulted primarily from an increase in Confirmed Capital and Credit Express revenues (17%).  Excluding differences attributable to changes in foreign exchange rates, this was primarily attributable to an increase in interest revenue of (12%) and an increase in other revenue of (6%).  The increase in interest revenue primarily results from an increase in the lines of credit we funded from approximately AUD$60 million during Q1 2013 to AUD$74 million during Q1 2014.  The increase in other revenues results from fees charged to new Confirmed Capital customers to set up their accounts.

Cost of Revenue; Gross Profit
Our cost of revenue, which is composed principally of the fees and interest we pay on our RPA and the amortization expense of capitalized research and development costs, was $796,539 in Q1 2014, an increase of $85,793 or 12% from our cost of revenue of $710,746 for Q1 2013. Excluding differences attributable to changes in foreign exchange rates, cost of revenue increased 27%. Excluding differences attributable to changes in foreign exchange rates, the increase resulted primarily from an increase in Confirmed Capital and Credit Express Costs of (20%).  Excluding differences attributable to changes in foreign exchange rates, this was primarily attributable to an increase in interest expense (10%) and an increase in other costs (10%).  The increase in our interest expense primarily results from the growth in the volume of credit lines funded in the current period.  The increase in other costs results from fees incurred in setting up new Confirmed Capital customer accounts.

The rates of interest charged to our customers decreased at a slower rate than the decrease in the rate of interest paid to the RPA, Nevertheless our gross profit only experienced a slight increase of $2,992 from $394,503 in Q1 2013 to $397,495 in Q1 2014 as a result of the increases in the other elements included in our cost of revenue.

Operating Expenses; Bad Debt Expense; Income from Operations
Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for Q1 2014 was $220,993, representing a substantial increase of $214,043 from bad debt expense of $6,950 for Q1 2013.  This increase is primarily attributable to the increase in doubtful debt reserve due to the bankruptcy and liquidation of the Harrisons pharmacies in Q1 2014.

The percentage of delinquent balances in our portfolio was 1.90% and 1.80% as of September 30, 2013 and 2012 respectively.  The percentage of delinquent balances in our portfolio averaged 1.97% and 1.77% in the three months ended September 30, 2013 and 2012 respectively.  The average collection period in our portfolio decreased from 45 days to 41 days during the three months ended September 30, 2013 and increased from 47 to 48 days during the three months ended September 30, 2012.  Bad debts as a percentage of amount funded was 0.39% and 0.01% in the three months ended September 30, 2013 and 2012 respectively.

Our total operating expenses (other than bad debt) increased by $295,119 or 84% from $351,753 in Q1 2013 to $646,872 in Q1 2014.  This increase is primarily reflected by the inclusion of costs associated with the Wiki business ($171,499 or 59%) and the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($124,921 or 43%).

Other Income; Provision for income taxes; net (loss) income
To date, our other income (expense) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the government. In Q1 2014 we accrued AUD$200,000 for research grants we expect to receive later this year from the Australian government.

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

Our net loss before tax for Q1 2014 was $206,410, as opposed to net income of $154,364 for Q1 2013. As a result of $49,152 in taxes incurred in Q1 2014 and $92,121 in taxes incurred in Q1 2013, we incurred a net loss after tax for Q1 2014 of $313,112, as compared to net income after tax for Q1 2013 of $62,243. Operations in Australia (Moneytech) remain profitable while operations in the United States (Wiki and Source) are not yet profitable. This is primarily attributable to a delay in marketing activity in Wiki while expenses continue to be incurred ($171,499) and non-cash expenses in Source ($124,921).

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

The average AUD/USD exchange rates were 1 to 1.0385 and 1 to 0.9165 in Q1 2013 and Q1 2014, respectively.

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

Comparison of Balance Sheet Data as at September 30, 2013 and June 30, 2013

	September 30, 2013	June 30, 2013
Cash and cash equivalents	$7,100,551	$7,205,827
Trade Receivables	28,192,664	27,008,840
Total Assets	43,024,584	41,360,924
Wholesale Loan Facility	$27,019,113	$25,669,388
Total Liabilities	35,117,227	33,696,546
Total Equity	$7,907,357	$7,664,378

Comparison of the Statement of Cash Flows for the Three Months Ended September 30, 2013 and 2012

	Quarter Ended	Quarter Ended
	September 30, 2013	September 30, 2012
Net cash provided by (used in) operating activities	(889,207)	633,698
Net cash provided by (used in) investing activities	(227,047)	(203,026)
Net cash provided by (used in) financing activities	876,373	(2,098,268)
Exchange rate effect on cash	134,605	138,261
Net cash inflow (outflow)	(105,276)	(1,529,335)

Cash Provided by (Used in) Provided By Operating Activities
During the quarter ended September 30, 2013, we used approximately $889,207 of net cash in our operating activities. This reflects our net loss of $313,112 plus $576,095 used by changes in operating assets and liabilities net of adjustments for non-cash items. Cash used in working capital items was primarily impacted by an increase in trade receivables of $653,081, reflecting an increase in the volume of credit lines provided and other items which used $226,536. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $178,601 and stock options and shares issued for compensation of $124,921.

During the quarter ended September 30, 2012, we generated approximately $633,698 of net cash from our operating activities. This reflects our net income of $62,243 plus cash provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items and other activities was primarily impacted by a decrease in trade receivables of $2,357,247, reflecting a decrease in the volume of credit lines provided, substantially offset by a decrease in trade payables of $2,268,757 and other items providing $311,902. Adjustments for non-cash items consisted entirely of depreciation and amortization $170,923.

Cash Provided by (Used in) Investing Activities
During the quarter ended September 30, 2013, net cash used in investing activities of $227,047 was primarily impacted by $146,640 in capitalized costs incurred on the development of intangible assets, principally software related to the Moneytech Exchange and mPay. During the quarter ended September 30, 2012, net cash used in investing activities of $203,026 primarily reflects capitalized costs incurred on the development of intangible assets, principally software related incurred in the development of the Moneytech Exchange.

Cash Used in Financing Activities
During the quarter ended September 30, 2013, net cash provided by financing activities of $876,373 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $841,919. Contributions to our capital reserve account received from our customers of $61,362 and loans advanced of $95,816 account for the difference.

During the quarter ended September 30, 2012 net cash provided by financing activities of $2,098,268 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $2,261,805.Contributions to our capital reserve account received from our customers of $192,192 and loans repaid of $28,585 account for the difference.

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

31.1
Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification  of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

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