Form 10-Q
period 2014-03-31
SOURCE FINANCIAL, INC.
filed 2014-05-15
CIK 846377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Level 6 / 97 Pacific Highway
North Sydney NSW 2060
Australia
(Address of principal executive offices and zip code)

+61 2 8907-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2014, the Registrant had outstanding 7,671,632 shares of common stock, par value $0.001 per share.

SOURCE FINANCIAL, INC.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company.  Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2013 filed on April 30, 2014.

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

ii

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND JUNE 30, 2013
(UNAUDITED)

ASSETS	March 31, 2014	June 30, 2013
	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$7,546,870	$7,140,539
Trade receivables, net	19,164,901	26,014,249
Inventories	210,850	220,377
Deferred tax asset	276,630	718,767
Other current assets	861,954	817,048
Net assets of discontinued operations	-	326,425
TOTAL CURRENT ASSETS	28,061,205	35,237,405

NON-CURRENT ASSETS
Intangible assets, net	3,504,142	3,314,413
Deferred tax asset	1,385,439	1,130,454
Property, plant and equipment, net	489,797	569,031
Other assets	-	45,973
Goodwill	69,723	69,057
TOTAL NON-CURRENT ASSETS	5,449,101	5,128,928

TOTAL ASSETS	$33,510,306	$40,366,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$4,169,271	$4,252,808
Wholesale loan facility	21,149,497	25,669,388
Cash reserve	820,208	2,731,094
Net liabilities of discontinued operations	-	3,000
TOTAL CURRENT LIABILITIES	26,138,976	32,656,290

NON-CURRENT LIABILITIES

Shareholder loans	46,096	45,665
TOTAL NON-CURRENT LIABILITIES	46,096	45,665

TOTAL LIABILITIES	26,185,072	32,701,955

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 and $0.1 par value, 50,000,000 shares authorized, 7,671,632 and 9,961,632 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	7,672	996,163
Common stock to be issued, 509,000 and 338,368 respectively	509	33,837
Treasury stock	2,290	-
Additional paid-in capital	15,961,744	14,462,575
Other accumulated comprehensive loss	(1,007,199)	(1,079,762)
Accumulated deficit	(7,639,832)	(6,748,485)
TOTAL STOCKHOLDERS' EQUITY	7,325,234	7,664,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,510,306	$40,366,333

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenue	$1,448,936	$1,331,089	$4,163,149	$3,673,405
Cost of revenue	689,164	787,870	2,186,879	2,196,874
Gross profit	759,772	543,219	1,976,270	1,476,531

Operating Expenses

Compensation expenses	270,341	178,767	639,415	500,169
Research and development expense	77,861	122,092	296,656	358,207
Bad debt expenses	291,638	46,270	542,890	114,956
Occupancy expenses	56,934	70,572	186,110	182,691
Depreciation expense	12,957	23,699	49,864	53,620
General and administration expenses	479,850	128,803	1,125,521	276,757
Total operating expenses	1,189,581	570,203	2,840,456	1,486,400
(Loss) income from operations	(429,809)	(26,984)	(864,186)	(9,869)

Other Income (Expense)
Interest income	27,407	28,725	80,629	82,818
Research and development grant	109,385	169,456	404,585	356,404
Finance costs	3	1	(281)	(140)
Other income	(4,985)	(5,161)	(7,628)	(11,288)
Total Other Income	131,810	193,021	477,305	427,794

(Loss) income from continuing operations before income taxes	(297,999)	166,037	(386,881)	417,925

Provision for income taxes	25,814	73,044	203,186	240,428

Net (loss) income from continuing operations	(323,813)	92,993	(590,067)	177,497

Net loss from discontinued operations	(3,750)	-	(301,280)	-

Net (loss) income	(327,563)	92,993	(891,347)	177,497

Other comprehensive income
Foreign currency translation	228,820	24,649	72,563	200,488

Comprehensive (loss) income	$(98,743)	$117,642	$(818,784)	$377,985

Net (loss) income per share
Basic and Diluted:
Continuing operations	$(0.034)	$0.018	$(0.058)	$0.034
Discontinued	$-	$-	$(0.030)	$-
Total	$(0.034)	$0.018	$(0.088)	$0.034

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	9,400,632	5,300,000	10,104,849	5,300,000
Diluted	9,400,632	5,300,000	10,104,849	5,300,000

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY
MARCH 31, 2014
(UNAUDITED)

	Common Stock		Preferred Stock		Treasury	Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Equity

Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$-	$14,462,575	$(1,079,762)	(6,748,485)	$7,664,378

Issuance of stock options	-	-	-	-	-	157,111	-	-	157,111

Compensation in respect of option and restricted stock granted to employees, directors and third- parties	170,632	17,063	-	-	-	327,611	-	-	344,674

Change in par value of shares	-	(1,036,592)	-	-	-	1,036,592	-	-	-

Return of stock	-	(150)	-	-	150		-	-	-

Return of stock	-	(2,140)	-	-	2,140	(22,145)	-	-	(22,145)

Net (loss) income for the nine months ended March 31, 2014	-	-	-	-	-	-	72,563	(891,347)	(818,784)
Balance March 31, 2014	10,470,632	$8,181	5,000	$50	$2,290	$15,961,744	$(1,007,199)	$(7,639,832)	$7,325,234

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	March 31, 2014	March 31, 2013

Net (loss) income	$(891,347)	$177,497
Net (loss) from discontinued operations	(301,280)	-
Net (loss) income from continuing operations	(590,067)	177,497

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	527,835	525,538
Stock options and shares issued for compensation	287,701	-

(Increase) decrease in assets:
Trade receivables, net	7,038,408	(3,889,869)
Inventories	11,550	(132,286)
Deferred tax asset	203,202	240,420
Other assets	157,206	(134,914)
Increase (decrease) in current liabilities:
Trade payables	(123,435)	(2,888,913)
Net cash provided by (used in) operating activities	7,512,400	(6,102,527)

Cash flows from investing activities
Purchase of property, plant and equipment	(82,532)	(196,349)
Development of intangible assets	(517,746)	(567,074)
Net cash used in investing activities	(600,278)	(763,423)

Cash flows from financing activities
Wholesale loan facility, net	(4,725,867)	4,398,267
Capital Reserve	(1,920,403)	2,458,640
Shareholder loans, net	-	(114,352)
Net cash (used in) provided by financing activities	(6,646,270)	6,742,555

Net cash provided by (used in) continuing operations	265,852	(123,395)

Cash flows from discontinued operations
Net cash (used in) operating activities from discontinued operations	(177,618)	-
Net cash provided by investing activities from discontinued operations	181,079	-
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by discontinued operations	3,461	-

Effect of exchange rate changes on cash and cash equivalents	71,730	141,743
Net increase in cash and cash equivalents	341,043	18,348
Cash and cash equivalents at the beginning of the period - from continuing operations	7,140,539	5,617,025
Cash and cash equivalents at the beginning of the period - from discontinued operations	65,288	-

Cash and cash equivalents at the end of the period	$7,546,870	$5,635,373

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$1,268,668	$1,410,596

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$115,492	$417,925
Restricted stock compensation	$344,674	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K/A for the fiscal years ended June 30, 2013 and 2012.  Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form10-K/A.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Note 2 – DISCONTINUED OPERATIONS

In February 2014, management returned the Wiki Technology, Inc entity (“WikiTechnologies” or”WTI”), to Edward DeFeudis and Marco Garibaldi as per the terms of the Share Exchange Agreement dated May 30, 2013 and the Settlement Agreement dated February 11, 2014.

Our Board of Directors authorized the Settlement Agreement based upon an evaluation of the operations of WTI during which it became apparent that without significant additional financing WTI would not be able to generate significant revenues and become profitable, and thus was unlikely to satisfy the financial benchmarks specified in the Share Exchange Agreement by June 30, 2014.  Accordingly, our Board of Directors determined that relinquishing our equity interest in WTI on the terms and subject to the conditions set forth in the Settlement Agreement was in the best interests of our company and its stockholders.

Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations in the statement of operations and comprehensive (loss) income.

As this is a non-reciprocal transfer of non-monetary assets with a certain group of shareholders, this transfer rescinds the business combination that took effect on June 30, 2013.  It has been booked on sale date at the recorded amount (less any impairment on assets distributed) in accordance with modifications of the basic principle of using Fair Value.  As such no gain or loss on disposal has been reported in the three and nine months ended March 31, 2014.

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31	June 30
	2014	2013
Current assets
Cash and cash equivalents	$-	$65,288
Other current assets	-	3,678
Total current assets	-	68,966
Non Current Assets
Fixed Assets	-	9,105
Intellectual property	-	198,354
Other assets	-	50,000
Total Non Current assets	-	257,459
Total Assets	-	326,425

Current Liabilities
Trade Creditors	-	3,000
Provisions and accruals	-	-
Intercompany liabilities	-	-
Total Current Liabilities	-	3,000
Non Current Liabilities
Shareholder loans	-	-
Total Non Current liabilities	-	-
Total Liabilities	-	3,000

Net Assets	$-	$323,425

NET RESULT FROM DISCONTINUED OPERATIONS	For the three months ended		For the nine months ended
	March 31		March 31
	2014	2013	2014	2013
Revenue	$-	$-	$2,647	$-
Cost of Revenue	-	-	70,460	-
Gross Profit (Loss)	-	-	(67,813)	-
Operating Expenses	3,750	-	234,027	-
(Loss) from operations	(3,750)	-	(301,840)	-
Other income	-	-	560	-
(Loss) before tax	(3,750)	-	(301,280)	-
Tax	-	-	-	-
(Loss) after tax	$(3,750)	$-	$(301,280)	$-

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

Exchange (Loss) Gain
During the three and nine months ended March 31, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

At March 31, 2014 and 2013, the Company had not taken any significant uncertain tax positions on its tax returns for 2013 and prior years or in computing its tax provision.

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

Cash and Cash Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At March 31, 2014 and June 30, 2013, the Company had $7,546,870 and $7,140,539 in cash respectively, all of which was on deposit in Australia and not covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of March 31, 2014 and June 30, 2013, inventory only consisted of finished goods.

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of March 31, 2014 and June 30, 2013, Property, Plant & Equipment consisted of the following:

	March 31	June 30
	2014	2013
Office equipment	$36,296	$35,949
Furniture and fixtures	232,209	229,927
Computers and software	1,331,444	1,282,317
Accumulated Depreciation	(1,110,152)	(979,162)
	$489,797	$569,031

As of March 31, 2014 and 2013, depreciation expense consisted of the following:

	For the three months ended		For the nine months ended
	March 31		March 31
	2014	2013	2014	2013
Depreciation, operating	$12,957	$23,699	$49,864	$53,620
Depreciation, cost of revenue	33,290	26,508	85,273	82,444
Total depreciation expense	$46,247	$50,207	$135,137	$136,064

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

As of March 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for the three and nine months ended March 31, 2014 and 2013:

	For the three months ended March 31		For the nine months ended March 31
	2014	2013	2014	2013
Net (loss) income from continuing operations	$(323,813)	$92,993	$(590,067)	$177,497
Net result from discontinued operations	(3,750)	-	(301,280)	-
Net (loss) income	$(327,563)	$92,993	$(891,347)	$177,497

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	9,400,632	5,300,000	10,104,849	5,300,000
Dilutive effect of stock options	-	-	-	-
Diluted	9,400,632	5,300,000	10,104,849	5,300,000

	For the three months ended March 31		For the nine months ended March 31
	2014	2013	2014	2013
Net (loss) income per share
Basic and diluted:
Continuing operations	$(0.034)	$0.018	$(0.058)	$0.034
Discontinued	$-	$-	$(0.030)	$-
Total	$(0.034)	$0.018	$(0.088)	$0.034

The options to purchase up to 83,243 shares of common stock were anti-dilutive during the three and nine months ended March 31, 2014.

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

The Company evaluated its goodwill for impairment on March 31, 2014, and concluded there was no impairment as of that date.

Intangible Assets
The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.  Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of March 31, 2014.

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

Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements during the three and nine months ended March 31, 2014 that we believe would have a material impact on our financial position or results of operations.

Reclassification
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 4 – TRADE RECEIVABLES, NET

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

As of March 31, 2014 and June 30, 2013, trade receivables consist of the following:

	March 31	June 30
	2014	2013
Trade receivables	$20,134,524	$26,745,724
Allowance for bad debt	(969,623)	(731,475)
Total trade receivables, net	$19,164,901	$26,014,249

Note 5 – OTHER ASSETS

Other assets consist of the following as of March 31, 2014 and June 30, 2013:

	March 31	June 30
Other current assets	2014	2013
Research & development grant receivable	$331,956	$401,852
Insurance claim receivable	177,837	269,556
Prepayment	62,600	66,922
Deferred compensation	145,335	-
Other assets	144,226	78,718
	$861,954	$817,048

	March 31	June 30
Other non current assets	2014	2013
Prepaid gift card establishment fees	$-	$45,973
	$-	$45,973

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2014 and June 30, 2013:

	March 31	June 30
	2014	2013
Moneytech and mPayments software	$6,281,345	$5,239,641
Domain name	-	-
Accumulated amortization	(2,777,203)	(1,925,228)
	$3,504,142	$3,314,413

The intangible assets are amortized over 10-12 years.  Amortization expense of $392,697 and $389,474 was included in cost of revenues for the nine months ended March 31, 2014 and 2013, respectively.

Note 7 – GOODWILL

As of March 31, 2014 and June 30, 2013, the Goodwill was comprised of the following:

	March 31	June 30
	2014	2013
Acquisition cost of Moneytech POS Pty Ltd.	$99,126	$98,180
Fixed assets received	(55,222)	(54,695)
Liability assumed	25,819	25,572
Acquisition cost assigned to goodwill	$69,723	$69,057

Note 8 – TRADE AND OTHER PAYABLES

As of March 31, 2014 and June 30, 2013, trade and other payables consist of the following:

	March 31	June 30
	2014	2013
Trade payables	$4,049,263	$3,854,065
Employee benefits	141,820	279,646
Other liabilities	(21,812)	119,097
Total payables	$4,169,271	$4,252,808

Note 9 – CURRENT LIABILITIES

	March 31	June 30
	2014	2013
Wholesale loan facility	$21,149,497	$25,669,388
Cash reserve	820,208	2,731,094
	$21,969,705	$28,400,482

Wholesale Loan Facility
The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$40 million as of March 31, 2014 and up to AUD$30 million as of June 30, 2013.  The line of credit is secured mainly by trade receivables.  Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility limit was extended to AUD$40 million and renewed until December 31, 2014.  Interest expense charged to cost of revenue related to the loan for the nine months ended March 31, 2014 and 2013 was approximately  USD $1,268,668 and USD $1,410,596, respectively.

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

Note 10 – NON-CURRENT LIABILITY

	March 31	June 30
	2014	2013
Shareholders' loan	$46,096	$45,665

Shareholders’ Loan
The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2014.  Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 11 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has 1,000,000 shares of Preferred Stock authorized, each having  a par value of $0.01, as of March 31, 2014 and had 10,000,000 shares of Preferred Stock authorized, each having a par value of $0.01, at June 30, 2013.  There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of March 31, 2014 and June 30, 2013 (the “Series B Preferred Shares”).  Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock
The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of March 31, 2014 and had 500,000,000 shares of Common Stock authorized, each having a par value of $0.10, as of June 30, 2013.  There were 7,671,632 shares issued and outstanding as of March 31, 2014 and 9,961,632 shares issued and outstanding as of June 30, 2013.  The Company has 509,000 and 338,368 shares to be issued as of March 31, 2014 and June 30, 2013, respectively.  The company has 2,290,000 shares of Treasury stock as of March 31, 2014.  The company had no Treasury stock as of June 30, 2013.  Each share of Common Stock is entitled to one (1) vote.

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

On February 11, 2014, 2,140,000 shares of the 2,240,000 shares which had previously been issued to Edward DeFeudis and Marco Garibaldi and deposited in escrow pursuant to the Share Exchange Agreement were cancelled, and the remaining 100,000 shares were transferred to a note holder of Wiki,  as per the terms of the Settlement Agreement as further detailed in Footnote 2.

Note 12 – STOCK COMPENSATION

Restricted shares
On July 23, 2013, the Company entered into a consulting agreement to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company was to issue 170,632 shares of Common Stock valued at $2.02 (stock price at grant date), and recorded $344,675 as deferred compensation.  During the three and nine months ended March 31, 2014, the Company amortized $71,476 and $199,339 respectively as stock-based compensation.

Number of shares
Granted but not issued June 30, 2013	338,368
Issued during nine months ended March 31, 2014	-
Granted during nine months ended March 31, 2014	170,632
Granted but not issued March 31, 2014	509,000

Note 13 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer.  Upon achievement of certain milestones, the contractor can receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share.  The options vest and become exercisable immediately upon grant with a 3 year life.  As of March 31, 2014, 14,500 of the Performance Based Stock Options are vested. As a result of the return of WTI, as further detailed in footnote 2, no additional shares can be vested.  The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date Fair Value of options was $249,995.

On July 19, 2013, the Company granted 75,000 Stock Options to each of the three non-employee directors pursuant to the Omnibus Incentive Plan.  These Stock Options are exercisable at an exercise price of $2.00 per share.  The options vest as to 2,083 shares per non-employee director on September 30, 2013, and as to an additional 2,083 shares each on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on the last day of August 31, 2016.  The options become exercisable immediately upon vesting and continue in force through June 30, 2020 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The Fair Value of the options was calculated using the following assumptions: estimated life of seven years, volatility of 755%, risk free interest rate of 2.02%, and dividend yield of 0%. The grant date Fair Value of options was $454,500.

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor.  These Stock Options are exercisable at an exercise price of $1.30 per share.  The options vested and become exercisable immediately upon granting and continue in force through August 22, 2016 (the "Expiration Date"), unless sooner terminated as provided by the agreement. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 843%, risk free interest rate of .82%, and dividend yield of 0%. The grant date Fair Value of options was $32,500.

The Company recorded $41,619 and $157,111 option expense in the three and nine months respectively ended March 31, 2014.

The following is a summary of the activity and position as of March 31, 2014.

Number of Stock Options
Outstanding at June 30, 2013	100,000
Granted	250,000
Exercised	-
Expired	-
Outstanding at March 31, 2014	350,000
Exercisable at March 31, 2014	83,243

Options outstanding at March 31, 2014 are as follows:

		Weighted	Total
		Average	Weighted		Weighted
		Remaining	Average		Average
	Total Options	Life	Exercise	Options	Exercise
Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$1.30 to $2.50	350,000	5.162	$1.70	83,243	$1.70

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 14 – RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2014 and 2013, of the amounts payable to the President of Moneytech, the Company paid $76,422 and $34,808 (three months ended March 31, 2014 and 2013), respectively, and $198,871 and $140,751 (nine months ended March 31, 2014 and 2013), respectively, to a company controlled by the President.

Note 15 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three and nine months ended March 31, 2014 and 2013:

INCOME TAX EXPENSE	For the three months ended		For the nine months ended
	March 31		March 31
	2014	2013	2014	2013
Income tax expense - current	$-	$-	$-	$-
Income tax expense - deferred	25,814	73,044	203,186	240,428
Total	$25,814	$73,044	$203,186	$240,428

The following are the components of income before income tax reflected in the Statement of Operations for the three and nine months ended March 31, 2014 and 2013:

COMPONENTS OF INCOME BEFORE INCOME TAX	For the three months ended		For the nine months ended
	March 31		March 31
	2014	2013	2014	2013
(Loss) income from continuing operations	$(297,999)	$166,037	$(386,881)	$417,925
Net loss from discontinued operations	(3,750)	-	(301,280)	-
	$(301,749)	$166,037	$(688,161)	$417,925

Loss from USA operations	$(271,221)	$-	$(1,078,312)	$-
Income from Australian operations	(30,528)	166,037	390,151	417,925
	$(301,749)	$166,037	$(688,161)	$417,925

Income tax	$25,814	$73,044	$203,186	$240,428
Effective tax rate	(9)%	44%	(29)%	57%

The Company did not have a United States tax paying entity during the three and nine months ended March 31, 2013.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and nine months ended March 31, 2014 and 2013:

INCOME TAX RATE RECONCILIATION	For the three months ended			For the nine months ended
	March 31			March 31
	2014	2013		2014	2013
US statutory rates	34%	34%		34%	34%
Tax rate difference	(4)%	(4	) %	(4)%	(4	) %
Research and development	(12)%	14%		(12)%	27%
USA losses	(27)%	-%		(47)%	-%
Tax expenses at actual rate	(9)%	44%		(29)%	57%

The following are the components of deferred tax reflected in the Statement of Operations for the three and nine months ended March 31, 2014 and 2013:

COMPONENTS OF DEFERRED TAX EXPENSE	For the three months ended		For the nine months ended
	March 31		March 31
	2014	2013	2014	2013
Tax losses carried forward	$62,175	$51,979	$279,351	$185,120
Doubtful debts reserve	(32,595)	11,380	(68,729)	52,488
Accruals	(3,766)	9,685	(7,436)	2,820
	25,814	73,044	203,186	240,428

The following are the components of deferred tax reflected in the Balance Sheet as of March 31, 2014 and June 30, 2013:

COMPONENTS OF DEFERRED TAX ASSET	March 31	June 30
	2014	2013
Tax losses carried forward	$1,326,435	$1,592,888
Doubtful debts reserve	290,887	219,442
Accruals	44,747	36,891
	1,662,069	1,849,221

Deferred tax assets - current	$276,630	$718,767
Deferred tax assets - non current	1,385,439	1,130,454
	1,662,069	1,849,221

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

As of March 31, 2014, Moneytech had approximately $4,794,973 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia.  The NOLs can be carried forward without expiration in Australia.  Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of March 31, 2014, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US.  Federal NOLs can generally be carried forward 20 years.  However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL.  The deferred tax assets of the US entities at March 31, 2014 were fully reserved.  Management believes it is more likely than not that these assets will not be realized in the near future.

Note 16 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and United States of America.  All inter-company transactions are eliminated in consolidation.

For the three months ended March 31, 2014 and 2013, geographic segment information is as follows:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$1,448,936	$-	$-	$1,448,936	$1,331,089	$-	$-	$1,331,089
Cost of Revenue	689,164	-	-	689,164	787,870	-	-	787,870
Total Expenses	922,111	267,470	-	1,189,581	570,203	-	-	570,203
Other Income (Expense)	131,810	-	-	131,810	193,021	-	-	193,021
Net Income (Loss) before tax from continuing operations	(30,529)	(267,470)	-	(297,999)	166,037	-	-	166,037
Discontinued operations	-	(3,750)	-	(3,750)	-	-	-	-
Assets	33,510,306	-	-	33,510,306	45,416,396	-	-	45,416,396
Debt	26,185,072	-	-	26,185,072	37,133,506	-	-	37,133,506

For the nine months ended March 31, 2014 and 2013, geographic segment information is as follows:

	Nine Months Ended March 31, 2014				Nine Months Ended March 31, 2013
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$4,160,975	$2,174	$-	$4,163,149	$3,673,405	$-	$-	$3,673,405
Cost of Revenue	2,184,675	2,204	-	2,186,879	2,196,874	-	-	2,196,874
Total Expenses	2,063,454	777,002	-	2,840,456	1,486,400	-	-	1,486,400
Other Income (Expense)	477,305		-	477,305	427,794	-	-	427,794
Net Income (Loss) before tax from continuing operations	390,151	(777,032)	-	(386,881)	417,925	-	-	417,925
Discontinued operations	-	(301,280)	-	(301,280)	-	-	-	-
Assets	33,510,306	-	-	33,510,306	45,416,396	-	-	45,416,396
Debt	26,185,072	-	-	26,185,072	37,133,506	-	-	37,133,506

Note 17 – EQUITY INVESTMENT

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights.  There was no exchange of cash or debt for the transaction and it was accounted for on the historical cost basis with a $0 value.  The investment is accounted for by the equity method since the Company obtained a 37.5% equity interest.  Due to the continuous loss from inception through March 31, 2014 incurred by 360, the Company did not recognize any income or return from the investment as doing so would have created a negative carrying value in the investment account.  The Company discontinued using the equity method rather than establish a negative balance.  The investment retains a zero balance until subsequent investee profits eliminate all unrealized losses.  In addition, 360 has had a negative equity position since inception of the investment thereby precluding any other disclosure regarding our underlying position in the net equity of 360.

Note 18 – COMMITMENTS

The Company leases two offices under renewable operating leases expiring on August 31, 2014 and July 31, 2015.  The aggregate monthly rent is approximately USD $11,228.  For the three months ended March 31, 2014 and 2013, the rental expense was USD $33,684 and USD $38,805, respectively.  For the nine months ended March 31, 2014 and 2013, the rental expense was USD $101,052 and USD $116,415, respectively.

Future minimum rental payments required under operating leases as of March 31, 2014 are as follows:

June 30,	2014	$106,478
	2015	12,800
		$119,278

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 15, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.  We have nothing to report in this regard.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

We provide commercial asset based lending, including accounts receivable and trade financing and other financial services to small to medium sized businesses and individuals in Australia through Moneytech and its subsidiaries, with a focus on utilizing leading edge technology to deliver these services.

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

The Share Exchange was accounted for as a recapitalization of Moneytech effected by a share exchange, where Moneytech is considered the acquirer for accounting and financial reporting purposes.  Our net assets and liabilities as of the date of the consummation of the Share Exchange were brought forward at their fair value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Moneytech are now the historical financial statements of Source Financial, Inc.

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has an AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with Westpac banking Corporation (“Westpac”), one of the four leading Australian banks.  Moneytech uses the Wholesale Facility to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (“SME’s”) throughout Australia.  Moneytech has been in operation for over ten years and has operated profitably in five of the last six years.

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

Our objective is to become a leading provider of commercial lines of credit and financial services, in particular money transfer services, to small and medium businesses in Australia and the United States.  We seek to differentiate our services by developing and utilizing leading edge technologies to deliver our services.  Moneytech currently provides asset based lines of credit in Australia using funds made available under its Receivables Purchase Facility (“RPA”).  We also provide payment aggregation and processing solutions in Australia.  For the immediate future we are seeking financing to expand Moneytech’s asset based credit solutions operations in Australia through a combination of strategic acquisitions and organic growth and we are considering introducing those operations in the United States, most likely through a strategic acquisition.  With the addition of growth capital, Moneytech will seek to accelerate its growth by expanding its customer base, decreasing its cost of funds and achieving a greater degree of autonomy over its credit policies.

Discontinued operations
In February 2014, management returned the Wiki Technology, Inc entity (“WikiTechnologies” or ”WTI”), to Edward DeFeudis and Marco Garibaldi as per the terms of the Share Exchange Agreement dated May 30, 2013 and the Settlement Agreement dated February 11, 2014.  Our Board of Directors authorized the Settlement Agreement based upon an evaluation of the operations of WTI during which it became apparent that without significant additional financing WTI would not be able to generate significant revenues and become profitable, and thus was unlikely to satisfy the financial benchmarks specified in the Share Exchange Agreement by June 30, 2014.  Accordingly, our Board of Directors determined that relinquishing our equity interest in WTI on the terms and subject to the conditions set forth in the Settlement Agreement was in the best interests of our company and its stockholders.

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business.  Accordingly, we closely monitor the primary drivers of net income:

•
Net financing income - We track the split between the interest income, finance charges and fee income earned on the funds we lend and the interest, finance charges and fees incurred on our Wholesale Facility, and continually monitor the components of our yield and our cost of funds.  In addition, we monitor external rate trends, including the Reserve Bank of Australia cash rate.

•
Net bad debt losses - Other than our cost of funds- interest expense and related fees- the largest driver of business profitability is the minimization of bad debts.  Each asset based line of credit is priced based on an industry and individual customer risk profile developed by us. Delinquencies negatively impact our business performance.  Our profitability is directly connected to our net credit losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance. Our target customer is a business that has financing requirements (in terms of size and time to funding) that make them poor candidates for loans from larger Australian commercial banks. Our lending criteria have, to date, resulted in a relatively low level of overdue and delinquent balances and correspondingly low levels of bad debt.  We extend Credit for a maximum of 122 days.  Amounts outstanding beyond their due date are considered overdue and amounts overdue for more than 30 days are considered delinquent.  We monitor credit quality within our portfolio by observing trends in “average collection periods” “Days Sales Outstanding,” delinquent balances as a percentage of our portfolio and single obligor concentration limits and expect our bad debt to be approximately 0.15% of amounts funded. We assess the recoverability of each delinquent balance when determining the required amount of bad debt reserve.

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

Results of Operations

Three months ended March 31, 2014 and 2013
The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2014 (“Q3 2014”) and 2013 (“Q3 2013”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the three months ended March 31, 2014 and 2013:

	For the three months ended		$	%
	March 31		Increase	Increase
	2014	2013	(Decrease)	(Decrease)

Revenue	$1,448,936	$1,331,089	$117,847	9%
Confirmed capital and credit express	1,310,784	1,117,377	193,407	17%
Interest revenue	986,182	644,361	341,821	53%
Fees	293,384	471,925	(178,541)	(38)%
Other revenue	31,218	1,091	30,127	2,761%
Payment services	125,789	180,039	(54,250)	(30)%
Giftcard program revenue	51,462	176,845	(125,383)	(71)%
Other revenue	74,327	3,194	71,133	2,227%
Other revenue	12,363	33,673	(21,310)	(63)%
360FX customer referral	17,139	30,488	(13,349)	(44)%
Foreign exchange	(4,934)	150	(5,084)	(3,389)%
Other revenue	158	3,035	(2,877)	(95)%
Cost of revenue	689,164	787,870	(98,706)	(13)%
Confirmed capital and credit express	486,721	621,022	(134,301)	(22)%
Interest expense	383,899	509,608	(125,709)	(25)%
Insurance	57,314	70,925	(13,611)	(19)%
Account Issuing Expenses	37,768	32,337	5,431	17%
Other	7,740	8,152	(412)	(5)%
Payment services	45,253	6,332	38,921	615%
Gift card expenses	16,532	3,681	12,851	349%
Other	28,721	2,651	26,070	983%
Depreciation and amortization	157,190	156,332	858	1%
Other cost of revenue	-	4,184	(4,184)	-
Gross profit	759,772	543,219	216,553	40%

Operating Expenses
Compensation expenses	270,341	178,767	91,574	51%
Research and development expense	77,861	122,092	(44,231)	(36)%
Bad debt expenses	291,638	46,270	245,368	530%
Occupancy expenses	56,934	70,572	(13,638)	(19)%
Depreciation expense	12,957	23,699	(10,742)	(45)%
General and administration expenses	479,850	128,803	351,047	273%
(Loss) from operations	(429,809)	(26,984)	(402,825)	1,493%

Other income	131,810	193,021	(61,211)	(32)%

(Loss) income before income tax	(297,999)	166,037	(464,036)	(279)%

Income tax expense	25,814	73,044	(47,230)	(65)%

Net (loss) income from continuing operations	(323,813)	92,993	(416,806)	(448)%

Net result from discontinued operations	(3,750)	-	(3,750)	NA

Net (loss) income	(327,563)	92,993	(420,556)	(452)%

Other comprehensive loss
Foreign currency translation	228,820	24,649	204,171	828%
Comprehensive loss	$(98,743)	117,642	(216,385)	(184)%

Revenue

Consolidated revenue from continuing operations for Q3 2014 was approximately $1,448,936, an increase of $117,847 or 9% from our consolidated revenue from continuing operations for Q3 2013 of $1,331,089.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 26%.  Excluding differences attributable to changes in foreign exchange rates, the increase is primarily the result of an increase in Confirmed Capital and Credit Express revenue (30%), a decrease in payment services revenues (3%) and a decrease in other revenue (1%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue increase is mainly attributable to settled penalties associated with the default of one Confirmed Capital customer (39%).  Lines of credit we funded decreased from approximately AUD$65 million during Q3 2013 to AUD$55 million during Q3 2014.  The decrease in Payment Services revenues is mainly attributable to a decrease in gift cards revenues.  Gift cards revenues have decreased because revenues recognized on gift card expiries decreased.  Gift card expiry revenues decreased because Q3 2013 benefited from a large card program conducted in Fiscal 2012 that was not repeated in Fiscal 2013. The decrease in other revenues is primarily attributable to a decrease in activity with the 360 Markets Foreign exchange business.  This customer referral revenue has decreased as a result of the loss of foreign exchange transaction activity associated with the confirmed capital customers who defaulted in Q2 and Q3 2014.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs was $689,164 in Q3 2014, a decrease of $98,706 or 13% from our cost of revenue of $787,870 for Q3 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 1%.  Excluding differences attributable to changes in foreign exchange rates, the increase is primarily the result of decreases in Confirmed Capital and Credit Express costs (7%), increases in Payment services costs (6%) and increases in amortization of intangibles (3%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express cost decrease is mainly attributable to a decrease in interest expense.  The payment services cost increase is mainly attributable to an increase in costs at MPOS and mPay and the increase in amortization is attributable to increased investment in intangibles.  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Our profit from continuing operations, increased $216,553 from $543,219 in Q3 2013 to $759,772 in Q3 2014.  This was primarily because net interest revenues and fee revenue in the Confirmed Capital and Credit Express business increased.  Net interest and fee revenues increased because increased rates of interest were charged on the default of a Confirmed Capital customer.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for Q3 2014 was $291,638, representing an increase of $245,368 from bad debt expense of $46,270 for Q3 2013.  We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.80% and 2.00% as of March 31, 2014 and 2013 respectively.  The percentage of delinquent balances in our portfolio averaged 1.60% and 1.98% in the three months ended March 31, 2014 and 2013 respectively.  The average collection period in our portfolio decreased from 55 days to 50 days during the three months ended March 31, 2014 and from 58 to 57 days during the three months ended March 31, 2013.  Bad debts as a percentage of amount funded was 0.53% and 0.07% in the three months ended March 31, 2014 and 2013 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $374,010 or 71% from $523,933 in Q3 2013 to $897,943 in Q3 2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States including the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($113,095 or 30%) and other professional services ($158,125 or 42%).

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In Q3 2014 we accrued AUD $120,000 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government.  Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment.  It is not a return of tax.  The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for Q3 2014 was $297,999, as opposed to net income of $166,037 for Q3 2013.  As a result of $25,814 in taxes incurred in Q3 2014, we incurred a net loss after tax for Q3 2014 of $323,813, as compared to net income after tax for Q3 2013 of $92,993.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable during the quarter, primarily because of an increase in bad debts.  Operations in the United States are not yet profitable.  This is primarily attributable to the Wiki business not meeting targets and the subsequent decision to discontinue these operations.

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

Operating expenses ($3,750) contributed to the net loss of $3,750.  Operating expenses were lower in Q3 2014 as compared to Q2 2014 because the business paid only essential items.

Other comprehensive income.

Our other comprehensive income consists of gains and losses in net asset value that occurs when movements in foreign exchange rates occur.  These gains or losses are primarily as a result of changes in the AUD/USD exchange rate.  We cannot and do not attempt to predict movements in these exchange rates.  The changes in net asset value occur because our net assets and operational activity are principally in Australian Dollars.  We do not hedge the foreign exchange rate exposure.  If we initiate operations in the United States, the impact of foreign exchange rates on our results of operations will decrease.

The average AUD/USD exchange rates were 1 to 1.0387 and 1 to 0.8967 in Q3 2013 and Q3 2014, respectively.

Nine months ended March 31, 2014 and 2013
The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine months ended March 31, 2014 (“Nine months 2014”) and 2013 (“Nine months 2013”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the nine months ended March 31, 2014 and 2013:

	For the nine months ended		$	%
	March 31		Increase	Increase
	2014	2013	(Decrease)	(Decrease)

Revenue	$4,163,149	$3,673,405	$489,744	13%
Confirmed capital and credit express	3,710,650	3,213,538	497,112	15%
Interest revenue	2,602,560	1,876,967	725,593	39%
Fees	1,012,969	1,331,793	(318,824)	(24)%
Other revenue	95,121	4,778	90,343	1,891%
Payment services	339,397	392,992	(53,595)	(14)%
Giftcard program revenue	105,777	294,442	(188,665)	(64)%
Other revenue	233,620	98,550	135,070	137%
Other revenue	113,102	66,875	46,227	69%
360FX customer referral	69,494	59,616	9,878	17%
Foreign exchange	43,961	918	43,043	4,689%
Other revenue	(353)	6,341	(6,694)	(106)%
Cost of revenue	2,186,879	2,196,874	(9,995)	(0)%
Confirmed capital and credit express	1,613,525	1,715,409	(101,884)	(6)%
Interest expense	1,268,669	1,410,595	(141,926)	(10)%
Insurance	133,955	167,325	(33,370)	(20)%
Account Issuing Expenses	124,926	122,945	1,981	2%
Other	85,975	14,544	71,431	491%
Payment services	95,384	3,608	91,776	2,544%
Gift card expenses	26,812	(209)	27,021	(12,929)%
Other	68,572	3,817	64,755	1,696%
Depreciation and amortization	477,970	471,918	6,052	1%
Other cost of revenue	-	5,939	(5,939)	-
Gross profit	1,976,270	1,476,531	499,739	34%

Operating expenses
Compensation expenses	639,415	500,169	139,246	28%
Research and development expense	296,656	358,207	(61,551)	(17)%
Bad debt expenses	542,890	114,956	427,934	372%
Occupancy expenses	186,110	182,691	3,419	2%
Depreciation expense	49,864	53,620	(3,756)	(7)%
General and administration expenses	1,125,521	276,757	848,764	307%
(Loss) income from operations	(864,186)	(9,869)	(854,317)	8,657%

Other income	477,305	427,794	49,511	12%

(Loss) income before income tax	(386,881)	417,925	(804,806)	(193)%

Income tax expense	203,186	240,428	(37,242)	(15)%

Net (loss) income from continuing operations	(590,067)	177,497	(767,564)	(432)%

Net result from discontinued operations	(301,280)	-	(301,280)	NA

Net (loss) income	(891,347)	177,497	(1,068,844)	(602)%

Other comprehensive loss
Foreign currency translation	72,563	200,488	(127,925)	(64)%
Comprehensive loss	$(818,784)	377,985	(1,196,769)	(317)%

Revenue

Consolidated revenue from continuing operations for the Nine months 2014 were approximately $4,163,149, an increase of $489,744 or 13% from our consolidated revenue from continuing operations for the Nine months 2013 of $3,673,405.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 29%.  Excluding differences attributable to changes in foreign exchange rates, the increase resulted primarily from an increase in Confirmed Capital and Credit Express revenue (27%) and an increase in other revenue (2%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue increase is mainly attributable to an increase in interest revenue (29%) and an increase in fees charged to new customers to set up their accounts (3%).  Excluding differences attributable to changes in foreign exchange rates, Confirmed Capital and Credit Express revenue was 21% higher in total as a result of settled penalties associated with the default of two Confirmed Capital customers.  The lines of credit we funded were approximately AUD$187 million during the Nine months 2013 and AUD$188 million during the Nine months 2014.  The other revenue increase is primarily attributable to increases in referrals of Moneytech’s customers to the 360 Markets Foreign Exchange business.  The payment services revenue decrease is mainly attributable to a decrease in gift cards revenue and an increase in revenues at MPOS and mPay.  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Cost of Revenue; Gross Profit

Our cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs, was $2,186,879 in the Nine months 2014, a decrease of $9,995 or 0% from our cost of revenue of $2,196,874 for the Nine months 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of sales increased 13%.  Excluding differences attributable to changes in foreign exchange rates, the increase is primarily the result of increases in Confirmed Capital and Credit Express costs (5%), increases in payment services costs (5%) and increases in amortization of intangibles (3%).  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express cost increase is mainly attributable to an in increase in costs associated with setting up the accounts of new customers (4%), an increase in interest expense (1%), a decrease in insurance costs (1%) and an increase in fees associated with existing accounts (1%).  Our interest expense has increased slightly. Growth in the volume of credit lines funded in the first six months has been offset by decreases in the amounts funded in the third quarter as a result of the default of two confirmed capital customers.  The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay and the increase in amortization is attributable to increased investment in intangibles.

Our profit from continuing operations, increased $499,739 from $1,476,531 in the Nine months 2013 to $1,976,270 in the Nine months 2014.  This was primarily because net interest revenues and fee revenues in the Confirmed Capital and Credit Express business increased.  Net interest revenues increased primarily because lines of credit funded increased, because net interest margins increased as a result of a lag in decreasing the interest rates charged to our customers as the rate of interest charged under the RPA decreased and because increased rates of interest were charged on the default of two Confirmed Capital customers.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for the Nine months 2014 was $542,890, representing an increase of $427,934 from bad debt expense of $114,956 for the Nine months 2013.

The percentage of delinquent balances in our portfolio was 1.80% and 2.00% as of March 31, 2014 and 2013 respectively.  The percentage of delinquent balances in our portfolio averaged 1.85% and 1.80% in the nine months ended March 31, 2014 and 2013 respectively.  The average collection period in our portfolio increased from 45 days to 50 days during the nine months ended March 31, 2014 and from 47 to 57 days during the nine months ended March 31, 2013.  Bad debts as a percentage of amount funded was 0.29% and 0.06% in the nine months ended March 31, 2014 and 2013 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $926,122 or 68% from $1,371,444 in the Nine months 2013 to $2,297,566 in the Nine months 2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States including the issuance of restricted stock and options to employees, consultants and non-employee directors of the company ($199,339 or 22%) and other professional services ($489,331 or 53%).

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In the Nine months 2014 we accrued AUD $360,000 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government.  Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment.  It is not a return of tax.  The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for the Nine months 2014 was $386,881, as opposed to net income of $417,925 for Nine months 2013.  As a result of $203,186 in taxes incurred in the Nine months 2014, we incurred a net loss after tax for the Nine months 2014 of $590,067, as compared to net income after tax for the Nine months 2013 of $177,497.  No tax benefit has been recognised for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia (Moneytech) remain profitable while operations in the United States (Source) are not yet profitable.  This is primarily attributable to the WikiTechnologies business not meeting targets and the subsequent decision to discontinue these operations.

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

Revenue $2,647, Cost of Revenue ($70,460), Operating expenses ($234,027) and Other income $560 contributed to the net loss of $301,280.

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

The average AUD/USD exchange rates were 1 to 1.0386 and 1 to 0.9141 in the Nine months 2013 and the Nine months 2014, respectively.

Comparison of Balance Sheet Data as at March 31, 2014 and June 30, 2013

Set forth below are certain items from our Consolidated Balance Sheet at March 31, 2014 and June 30, 2013:

	March 31	June 30
	2014	2013

Cash and cash equivalents	$7,546,870	$7,140,539
Trade Receivables	19,164,901	26,014,249
Total Assets	$33,510,306	$40,366,333

Wholesale Loan Facility	21,149,497	25,669,388
Total Liabilities	$26,185,072	$32,701,955

Total Equity	$7,325,234	$7,664,378

Trade receivables, Total Assets, Wholesale Loan Facility and Total Liabilities have decreased as a result of the loss, as a result of their default, of two Confirmed Capital customers during the nine months ended March 31, 2014.

Set forth below are certain items from our Statement of Cash Flows for the nine months ended March 31, 2014 and 2013:

	For the nine months ended
	March 31
	2014	2013
Net cash provided by (used in) operating activities	$7,512,400	$(6,102,527)
Net cash (used in) investing activities	(600,278)	(763,423)
Net cash (used in) provided by financing activities	(6,646,270)	6,742,555
Net cash provided by discontinued operations	3,461	-
Exchange rate effect on cash	71,730	141,743
Net cash inflow	$341,043	$18,348

Net cash provided by (used in) operating activities

During the nine months ended March 31, 2014, we generated approximately $7,512,400 of net cash in our operating activities. This reflects our net loss from continuing operations of $590,067 plus $8,102,467 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $7,038,408 and other assets of $371,958. Trade receivables decreased due to a decrease in credit lines provided as a result of the loss of two Confirmed Capital customers.  Adjustments for non-cash items consisted of depreciation and amortization in the amount of $527,835 and stock options and shares issued for compensation of $287,701.

During the nine months ended March 31, 2013, we used approximately $6,102,527 of net cash in our operating activities.  This reflects our net income of $177,497 less cash used by changes in operating assets and liabilities and adjustments for non-cash items.   Cash used by working capital items and other activities was primarily impacted by an increase in trade receivables of $3,889,869 and an increase in buyer payments and sellers’ liabilities and other items using $2,915,693.  Adjustments for non-cash items consisted entirely of depreciation and amortization $525,538.

Net cash (used in) investing activities

During the nine months ended March 31, 2014, net cash used in investing activities of $600,278 was primarily impacted by $517,746 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the nine months ended March 31, 2013, net cash used in investing activities of $763,423 primarily reflects capitalized costs incurred on the development of intangible assets, principally software related incurred in the development of The Moneytech Exchange.

Net cash (used in) provided by financing activities

During the nine months ended March 31, 2014, net cash used in financing activities of $6,646,270 primarily reflects a decrease in our borrowings under the Wholesale Loan Facility of $4,725,867.  Withdrawals from our capital reserve accounts by our customers of $1,920,403 account for the difference.

During the nine months ended March 31, 2013 net cash provided by financing activities of $6,742,555 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $4,398,267.  Contributions to capital reserve accounts by our customers of $2,458,640 and loans repaid of $114,352 account for the difference.

Net cash provided by discontinued operations

During the nine months ended March 31, 2014, net cash provided by discontinued operations of $3,461 primarily reflects the losses made by the Wiki business of $301,280 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $123,662.  Net cash provided by investing activities of $181,079 accounts for the difference.

Net cash inflow

During the nine months ended March 31, 2014, net cash increased by $341,043 as compared to the nine months ended June 30, 2013, where net cash increased by $18,348.

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

Credit Facility

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at March 31, 2014 our borrowing capacity was limited to AUD $40 million and the total amount drawn against the facility was $21,149,497.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility interim agreed upon limit has been extended to AUD$40 million and renewed until December 31, 2014, subject to pricing approval.

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

Exchange (Loss) Gain
During the three months and nine months ended March 31, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

PART II     OTHER INFORMATION

Item 1A.  Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on October 15, 2013 and as amended on April 30, 2014 which are incorporated by reference into this report.

Item 5.  Other Information

None.

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

SOURCE FINANCIAL, INC.

May 15, 2014	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

May 15, 2014	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)