Form 10-K
period 2014-06-30
SOURCE FINANCIAL, INC.
filed 2014-10-14
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Common Stock, $.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2013 was $5,870,162.

As of October 7, 2014, the registrant had outstanding 7,671,632 shares of common stock.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in Item 1A of this Report under the caption “Risk Factors” and elsewhere in this Report, including the exhibits hereto.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, statements regarding (i) our asset growth and sources of funding; (ii) our expansion into different consumer segments; (iii) our financing plans; (iv) the impact of regulations on us; (v) our exposure to market risks, including interest rate risk and equity price risk; (vi) our exposure to credit risks, including credit default risk and settlement risk; (vii) our competition; (viii) our projected capital expenditures; (ix) our capitalization requirements and level of reserves; (x) our liquidity; (xi) trends affecting the economy generally; and (xii) trends affecting our financial condition and our results of operations. Examples of these important factors, in addition to those discussed elsewhere in this Report, that could cause our actual results to differ substantially from those anticipated in our forward-looking statements, include, among others:

●	Adverse economic conditions in the United States, Australia and worldwide may negatively impact our results;
●	Our business could suffer if our access to funding is reduced
●	We face significant risks implementing our growth strategy, some of which are outside our control
●	Our financial condition, liquidity, and results of operations depend on the credit performance of our loans
●	Loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business; and
●	We operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business

You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this Report. Any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.  You are advised, however, to consult any additional disclosures we make in our reports filed with the Securities and Exchange Commission (“SEC”). This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

●	“AUD” or “AU Dollar” refer to the legal currency of Australia
●	“Source,” “Company,” “we,” “us,” and “our” refer to the combined businesses of Source Financial, Inc., a Delaware corporation, and its subsidiaries, Moneytech Limited, an Australian company (“Moneytech”) and its subsidiaries. For all periods prior to June 30, 2013, the date of the Moneytech Acquisition, these terms refer to Source Financial, Inc., and its predecessors and their respective consolidated subsidiaries
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended
●	“SEC” refers to the Securities and Exchange Commission
●	“Securities Act” refers to the Securities Act of 1933, as amended
●	“Series B Shares” refers to the Company’s Series B Preferred Stock; and
●	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States

All share and per share information in this Report gives effect to a 1-for 100 reverse stock split of our common stock that became effective on March 21, 2013.

ii

PART I

Item 1. Business

Acquisition of Moneytech Limited

Share Exchange

On June 30, 2013, Source Financial, Inc. (formerly known as Wiki Group, Inc.) acquired all of the outstanding shares of Moneytech  Limited, an Australian company (“Moneytech”) pursuant to a Share Exchange Agreement dated May 30, 2013 (the “Exchange Agreement”) we entered into with Moneytech, Marco Garibaldi (“Garibaldi”), Edward DeFeudis (“DeFeudis”) and Hugh Evans (“Evans”), individually as the beneficial owner of approximately 39.75% of the outstanding shares of Moneytech and on behalf of the other 49 shareholders of Moneytech (the “Moneytech Shareholders”), in exchange, for 5,300,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Moneytech became a wholly-owned subsidiary of our company, with the Moneytech Shareholders owning in excess of 50% of our outstanding shares on a fully diluted basis.

Issuance of Series B Shares

In connection with our acquisition of Moneytech, we issued 5,000 shares of our Series B Preferred Stock to Hugh Evans, the Chairman and Managing Director of Moneytech. The holder of the Series B Shares has the right, until June 30, 2018, to (A) elect the majority of our Board of Directors and (B) vote on all other matters presented to the holders of common stock (the “Common Shareholders”), with each Series B Share having a number of votes equal to 1,000 shares of common stock. After June 30, 2018, the Series B Shares will have no voting rights and we will have the right to purchase the Series B Shares at a per share price equal to one tenth of a cent ($0.001).  Thus, as the holder of the Series B Shares, Mr. Evans will be able to elect a majority of our Board of Directors until June 30, 2018, and as the holder of approximately 55.25% of our outstanding voting shares, Mr. Evans has effective control over our business, including matters requiring the approval of our stockholders, such as the approval of significant corporate transactions.

As a result of the consummation of the Share Exchange Agreement, the shareholders of Moneytech in combination with Hugh Evans, became our controlling stockholders.  Consequently, the Share Exchange has been accounted for as a recapitalization of Moneytech effected by a share exchange in which for accounting and financial reporting purposes Moneytech is considered the acquirer. Consequently, the historical consolidated financial statements of Moneytech are now our historical financial statements, and the assets and liabilities of Source as of June 30, 2013, have been brought forward at their book value and no goodwill has been recognized.

Escrow Arrangement Concerning WikiTechnologies and Attainment of Financial Benchmarks

In connection with the Share Exchange, Garibaldi, our former Chairman and Chief Technology Officer, deposited in escrow 1,120,000 shares of our common stock  (the “Garibaldi Shares”) and  DeFeudis, our former President, Chief Executive Officer and Chief Financial Officer, deposited in escrow 1,120,000 shares of our common  stock  (the “DeFeudis Shares,” together with the Garibaldi Shares, the “GD Escrow Shares”), and we deposited in escrow all outstanding shares of the common stock of WikiTechnologies, Inc. (the “WikiTechnologies Escrow Shares,” and together with the GD Escrow Shares, the “Escrow Shares”).

During the term of the Escrow Agreement, the operations of WikiTechnologies, Inc. (“WTI”) were to be directed by Garibaldi and DeFeudis.  If during the twelve-month period commencing July 1, 2013 (the “Escrow Period”),  WTI achieved revenues of $4.2 million, a gross profit percentage of 25% and broke even (the “Benchmarks”), the Garibaldi Shares and DeFeudis Shares were to be returned to Garibaldi and DeFeudis and the WikiTechnologies Escrow Shares were to be returned to us.

Prior to the consummation of the Share Exchange, WTI was a technology company dedicated to making financial transactions simple, secure, social and affordable. Its principal product, WikiPay is a simple, low-cost alternative to existing mobile and online payment solutions.  WikiPay is a proprietary fee-based mobile Peer-to-Peer payment system that allows mobile and online Peer-to-Peer, Business-to-Consumer, Consumer-to-Business and Business-to-Business payments through its website www.wikipay.com and mobile website m.wikipay.com. WikiPay empowers its users to perform real-time payments, scheduled payments, account inquiries for balance and transaction history, bill payment initiation, notifications and alerts, and transaction security verifications.

Immediately prior to the consummation of the Share Exchange, Source lacked the capital to aggressively market WTI’s services.  The growth of WTI’s business was subject to our ability to obtain financing to implement its business plan.

Separation Agreement

On February 11, 2014, we entered into a Separation Agreement with Garibaldi and DeFeudis, pursuant to which (i) the WTI Escrow Shares were delivered to Garibaldi and DeFeudis, as a result of which we no longer own any equity interest in WTI, and (ii) 2,140,000 of the GD Escrow Shares were cancelled, with the remaining 100,000 shares delivered to a noteholder of WTI (the “Noteholder”).

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

In addition, in connection with the Settlement Agreement:

1. Evans and our company executed and delivered releases in favor of each of Garibaldi, DeFeudis and WTI, and each of Garibaldi, DeFeudis and WTI executed and delivered releases in favor of Evans and our company. In its release, WTI indemnified us against any claim that may be made by the Noteholder arising out of the actions of WTI.

2. Our designees serving on the Board of Directors of WTI delivered their resignations as directors of WTI.

3. WTI executed and delivered an agreement granting us a right to acquire its technologies in the event WTI commences a voluntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or any other case or proceeding whereby it could be adjudicated a bankrupt or insolvent, or consents to the entry of a decree or order for relief in respect of an involuntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by WTI of a petition or answer or consent seeking reorganization or relief under any such applicable law, or the consent by WTI to the filing of such petition or to the appointment of or the taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of WTI or of any substantial part of its property, or the making by WTI of an assignment for the benefit of creditors, or the taking of action by WTI in furtherance of any such action.

As a result of the consummation of the Separation Agreement we no longer have an interest in WikiTechnologies and conduct no operations in the United States. Inasmuch as the assets and operations of WikiTechnologies were never transferred to us or one of our subsidiaries, we will derive no ongoing benefit from having owned WikiTechnologies, nor will we have any obligation for its past or future liabilities.

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

On May 4, 2011, we authorized a 10 for 1 forward split of our common stock and increased the number of our authorized shares of common stock to 750,000,000.  On July 31, 2011, we authorized a 1-for-10 reverse stock split and reduced the number of our authorized shares of common stock to 150,000,000.

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

On June 30, 2013, we consummated the Exchange Agreement whereby Moneytech became a wholly-owned subsidiary of our company and the Moneytech Shareholders acquired in excess of 50% of our outstanding shares on a fully diluted basis.

On February 14, 2014, pursuant to the Settlement Agreement, we relinquished our ownership interest in WikiTechnologies.

The following chart reflects our current organizational structure:

Our principal executive offices are located at Level 6/97 Pacific Highway, North Sydney NSW 2060, Australia, and our telephone number is +61 2 8907-2500. Our Internet address is www.sourcefinancial.com. Information on, or accessible through, our website is not part of this report.

Operational Overview

We provide commercial asset based lending, including accounts receivable, trade financing and other financial, services to small to medium sized businesses and individuals in Australia through Moneytech and its subsidiaries, with a focus on utilizing leading edge technology to deliver these services.

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has an AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with the structured finance division of Westpac banking Corporation (“Westpac”), one of the four leading Australian banks. Moneytech uses the Wholesale Facility to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (‘SME’s’) throughout Australia.   Moneytech has built a portfolio of more than 5,000 high-quality business customers with its existing range of financing solutions and has experienced strong organic growth since inception.

To distinguish itself from traditional asset based lenders, and to manage and facilitate the advance of money to its customers, Moneytech has developed, operates and maintains its own real time core money transfer platform called The Moneytech Exchange. The Moneytech Exchange stores and tracks every invoice and payment entered into the system and automatically communicates with the major Australian transactional banks to settle thousands of transactions per day, in real time. The Moneytech Exchange is fully automated, real time and online. Human intervention only occurs to manage exceptions and provide necessary transaction approvals or authorizations. The Moneytech Exchange provides significant benefits over traditional non-technology based systems such as:

●	Simple, secure two factor authenticated login to initiate transactions through the web
●	Automatic processing up to pre-approved limits
●	Same day settlement for all transactions
●	Real-time reporting for all parties to each transaction, allowing for easy record keeping, reconciliation and auditing; and
●	Parameters can be assigned to each transaction to vary the cost, settlement timeframe and interest rate, depending on the industry, product, payment terms or any other criteria.

Moneytech has invested approximately AUD$10 million developing this banking platform technology, including approximately AUD$1,376,613, AUD$1,161,340 and AUD$873,685 in the fiscal years ended June 30, 2014, 2013 and 2012, respectively, and continues to invest in research and development to expand and improve its technology and product suite to maintain and further its competitive position.

Although the Moneytech Exchange was developed in conjunction with our commercial asset based lending business, it can be used to provide a variety of money transfer services and we are in the process of allowing the public to access the Moneytech Exchange to effect money transfers. In addition, Moneytech holds an Australian Financial Services License, or AFSL and is a BPAY Authorized PIM (“Bill Pay” “Payment Institution Member”). As a BPAY PIM Moneytech is authorized by BPAY, Australia’s leading bill payment service accepted by all the major Australian banks, to manage stored value accounts for BPAY customers. As the holder of an AFSL, Moneytech is allowed to issue Non Cash Payment Products (which includes Visa cards, gift and prepaid cards, loyalty rewards program cards) for the benefit of its business partners.  As an AFSL holder, Moneytech is also authorized to operate a financial services business in Australia and it currently provides advice regarding foreign exchange contracts and derivatives, deals in foreign exchange contracts and derivatives and makes a market in foreign exchange contracts and derivatives.

For the fiscal years ended June 30, 2014, 2013 and 2012 receivables financing accounted for approximately 89%, 87% and 85%, respectively, of total revenue, and payment services accounted for approximately 9%, 11% and 11%, respectively, of total revenue.

We are seeking financing to expand Moneytech’s asset based credit solutions operations in Australia through a combination of organic growth and strategic acquisitions and we are considering introducing those operations in the United States, most likely through a strategic acquisition.  As of the date of this Report, we do not have any understandings, commitments or agreements with respect to any acquisitions. See “Business Strategy.”

Our Services – Provision of Capital

Credit Express

Moneytech offers two products which provide small and medium sized businesses with access to capital – Credit Express and Confirmed Capital.   The underwriting criteria, fee structure and approval process for both of these products is discussed below.

Credit Express offers approved businesses, including retailers, resellers, wholesalers and manufacturers (“Buyers” or “Sellers”), commercial lines of credit and provides them access to the Moneytech Exchange. The Moneytech Exchange allows pre-approved Buyers and Sellers to automatically access financing up to pre-approved limits when a Buyer purchases inventory from a Seller. Moneytech’s client may be either the Buyer or Seller, depending upon which party requests the financing and only the party which requests the financing needs to be pre-approved.

Each transaction is conducted electronically and is based on predetermined criteria to ensure that the Moneytech receivable is acceptable to the provider of its Wholesale Facility.  By utilizing Credit Express:

●	Buyers are able to fund the purchase of inventory with Moneytech delivering the proceeds directly to the Seller’s bank account; or
●	Sellers can fund working capital without having to wait for Buyers to pay invoices. After paying the Seller directly for the goods, Moneytech assumes the risk and collects the money from the Buyer, relieving the Seller of collection costs and cash flow challenges.

Confirmed Capital

Confirmed Capital is unique because of its accounts receivable/asset based financing capability in that Moneytech funds 100% of the face amount of invoices on the day each transaction is conducted. This is more flexible than other accounts receivable financiers who typically provide a maximum of 80% of the invoice value and release funds periodically. Moneytech’s “Moneytech Exchange” stores every invoice and payment entered into the system and automatically communicates with the major Australian banks per day. This enables Moneytech to check the status of each customer’s account automatically, facilitating additional advances and enabling Moneytech to receive alerts advising it as to which customers are in default.  This ease of access decreases Moneytech’s risk of loss by allowing it to automatically monitor thousands of clients and increases its efficiency.

For both Credit Express and Confirmed Capital, customers have agreed repayment terms (which may include an interest free period) for repayment of the amount advanced by Moneytech.  In addition to an ownership or security interest in the goods which are the subject of a transaction or an interest in the receivable, Moneytech often secures the credit provided by having its customer grant liens on all or a portion of its assets, or by providing personal guarantees.  Moneytech generates profits by charging an interest on the amounts funded above its own cost of funds and by charging service fees on transactions and account management fees.  To the maximum extent possible Moneytech seeks to pass along to its customers at a mark-up, every fee incurred by it under the Wholesale Facility.  Further, if the Wholesale Facility requires that Moneytech deposit funds to secure its lender, it requires its customers to fund such deposits.

Fee Structure

Moneytech has two primary ways of charging fees to clients for Credit Express and Confirmed Capital:

(a)	Moneytech charges an interest rate on amounts outstanding in excess of the rate incurred by Moneytech’s to access its funds; and

(b)	Moneytech charges an initial transaction fee when a customer is accepted and seeks to charge a fee for performing each transaction, calculated as either a percentage of the transaction value or a fixed amount, or a combination of the two, but in all events in excess of the corresponding fee charged Moneytech by its lender.

The actual fees charged to clients on an ongoing basis are usually a combination of the above, but depending on the terms of the facility may be limited to only an interest rate or only a fee for conducting the transaction.

Pre-Approval Process

Customers seeking access to either Confirmed Capital or Credit Express are required to complete an application on-line or manually downloaded from the Moneytech Exchange and furnish financial and other information concerning the applicant, all of which is input and stored on the Moneytech Exchange.  The application contains terms and conditions which applicants must review and acknowledge.

Moneytech assesses the creditworthiness of each applicant using on-line verification services and in certain instances third party sources, and regularly reviews and conducts audits of customer accounts.

Where a customer displays a good credit history, Moneytech may offer an increased credit limit.  In such cases, Moneytech will issue the account holder a letter of acceptance subject to acceptance by the account holder.  The letter of acceptance states that in the event the offer is accepted, the account holder shall remain subject to the terms and conditions of the original Buyer Account Application form and Moneytech Buyer Terms and Conditions.  This ensures that Moneytech is in a position to reduce the credit limit or put the account on hold in the event of default.

Underwriting Standards

When a new Business Account is opened, a credit limit must be established for all authorized Account members/users.  This is achieved by assessing each applicant’s personal circumstances. Determination of individual credit limits are based on the assessment criteria described in Moneytech’s Statement of Credit Policy.  The criteria are both qualitative and quantitative, and include but are not limited to: current and historic financial performance of the business based on assessment of its income statement and balance sheet, the net asset position of any individuals or entities providing guarantees in support of the application,  the tenure of the business, the industry in which the business operates, and credit reports from reporting agencies on both the applicant and the principals or proprietors of the applicant.

No credit limit must be set above that which this Credit Policy allows unless the Credit and Risk Committee approve it. The Managing Director reserves the right to veto such approval.  Generally speaking, unless the benefits associated with the proposed Credit Limit significantly outweigh the risks involved, no such limit increases will be approved. For credit limits not in excess of $50,000, the approval of the designated money manager and Moneytech’s national credit manager are required; for credit limits in excess of $50,000 to $150,000, the approval of the money manager and one member of Moneytech’s Credit and Risk Committee is required; and for credit limits in excess of $150,000, the approval of the money manager, two members of Moneytech’s Credit and Risk Committee and Moneytech’s insurer is required.

There is a constant review process where the credit limits of existing customers are re-assessed based on need and application by individual Accounts.  The credit limit re-assessment process is critical to ensuring customer growth within the confines of our commercial risk framework. Accounts that change adversely against their original risk category must be reassessed and adjusted with reference to the account holder’s circumstances and the then current assessment criteria.

The Moneytech Exchange prevents customers from exceeding their credit limits except where the account is delinquent or when interest or fees and charges are added to the account balance.

Collateral

Moneytech routinely obtains liens on customer assets and also requires personal guarantees (other than public companies) which often are secured by liens on individuals’ assets.

Profitability

Profitability for the account of any customer is determined by measuring the difference between Moneytech’s revenue derived from the transaction fees or interest rates charged to the customer and the interest rates and fees charged by Moneytech’s senior debt provider to it.  Moneytech internally targets a gross profit margin of 50% using these measures.  Facilities may have a higher or lower margin, depending on the amount of risk Moneytech determines (based on its credit and collections policy) is present in the deal.  Moneytech will target higher margins where it believes the risk is relatively higher, and will accept lower margins where it has determines that the risk is relatively low.

Recent and Historical Statistics as to Nonpayment

The percentage of delinquent balances in our portfolio was 1.53% and 1.65% as of June 30, 2014 and 2013, respectively.  The percentage of delinquent balances in our portfolio averaged 1.77% and 1.87% in the fiscal years ended June 30, 2014 and 2013, respectively.  The average collection period in our portfolio decreased from 47 days at the beginning of Fiscal 2013 to 45 days at June 30, 2013 and remained at 45 days at June 30, 2014.  Bad debts as a percentage of amount funded was 0.21% and 0.40% in the fiscal years ended June 30, 2013 and 2014, respectively.

Actions Taken in the Event of Nonpayment

In the event of non-payment, a Moneytech staff member will first contact the Buyer to request prompt payment.  If a payment or an acceptable payment arrangement is not forthcoming, Moneytech will utilize a collections agent to pursue the debt.

Our Services -- Money Transfers and Payment Solutions; Foreign Exchange

mPayments Pty Ltd – Payment Processing, Point of Sale and Payment Aggregation Solutions

The Moneytech Exchange was initially developed to facilitate the movement and tracking of money against debtor and trade finance facilities. The Moneytech Exchange can be used to allow members of the general public, for a fee, to conduct transactions and disburse funds to multiple beneficiaries in real time particularly where existing transactional banking facilities are not adequate or are cost prohibitive or inefficient. These activities which have yet to produce significant revenues and which will only be profitable if the fees we can charge exceed the associated costs, will be conducted by Moneytech’s subsidiary mPayments Pty Ltd (“mPay”), which Moneytech anticipates will become an additional revenue source as businesses and, potentially individual consumers, seek both efficiencies and a point of difference in making payments.

There are approximately 5,000 newspaper outlets in Australia which, in addition to newspapers and magazines, distribute cigarettes, snacks and similar items. We are currently working with a product and service aggregator, pursuant to an arrangement whereby at the cost of the store operator or service aggregator, the aggregator establishes kiosks in the storefronts of Australian newsagents, in which the software is installed to bring in-store, online and mobile solutions for new financial products and services to be promoted through the news agents in Australia. Moneytech has already installed the software necessary to access its system in kiosks in approximately 250 news agent and other locations. Additionally, over 150 pharmacies access Moneytech’s system electronically every day through the pharmacies’ devices.  mPay software has already been installed in 700 taxicabs and riders can use the systems to pay their fares in addition to transferring funds. In excess of 5000 transactions are conducted monthly using its mPay software to pay a bill or transfer money to a third party. Moneytech will continue to seek to install software necessary to access its system in kiosks and transmission devices in other locations where the business owner seeks to provide its customers with the ability to transfer funds or utilize their credit cards.  Because the kiosk or associated hardware on which Moneytech’s software is installed, is not controlled by Moneytech, in many instances the hardware is not exclusive to Moneytech and the store owner can choose to offer competing services.

Card Solutions

Moneytech is authorized to distribute Visa and Electronic Funds Transfer at Point of Sale (“eftpos”) Gift and Prepaid Cards. To do this, Moneytech has partnered with an Australian bank and Authorized Deposit taking Institution to deliver Gift and Prepaid Card solutions to the market.  Moneytech profits from gift card programs primarily by charging a fee for each card issued and fees for each transaction conducted using the card.

In addition, Moneytech recently applied for and secured its own AFSL allowing it to further develop its financial services business and product suite. Moneytech now has the ability to issue Non Cash Payment Products (which includes gift and prepaid cards, loyalty and rewards programs) in its own right for the benefit of its business partners. As an example, in 2012, Moneytech was engaged by a major computer reseller to manage and distribute a Gift Card cash back rewards program. The customers were offered a Gift Card as an incentive for purchasing certain laptops. This program resulted in the issuance and distribution of over 30,000 Gift Cards in a six month period.

Moneytech’s mPay and Card Solutions businesses are not currently producing significant amount of revenues.  As these are service businesses, they do not have the credit risk associated with Credit Express and Confirmed Capital. Moneytech will earn a fee on all cards issued as part of a Card Solutions Program or each transmission of funds utilizing mPay.

Moneytech will seek to expand its Card Solutions business by soliciting manufacturers, distributors and retailers interested in giving consumers gift cards as an inducement for their patronage.

360 Markets Pty Ltd: Foreign Exchange Services

As the holder of an Australian Financial Services License, or AFSL, Moneytech Limited is authorized to operate a financial services business in Australia. The license authorizes the provision of financial product advice in foreign exchange contracts and derivatives, dealing in foreign exchange contracts and derivatives and making a market in foreign exchange contracts and derivatives.  Moneytech Limited is not authorized to use the term ‘Broker’ by its AFSL and is not a participant member of a licensed market that covers dealings in securities (e.g. Australian Securities Exchange) or derivatives (e.g. Sydney Futures Exchange).

To facilitate the development of a foreign exchange business, 360 Markets Pty. Limited (“360 Markets”) was founded in 2010 in conjunction with a senior foreign exchange dealer previously employed by the Commonwealth Bank of Australia, the largest Australian commercial bank.  At the time 360 Markets was founded, Moneytech acquired a 37.5% interest therein. The balance of the equity in 360 Markets was acquired by the individual responsible for its activities.  Further, Moneytech granted 360 Markets a sublicense to engage in foreign exchange transactions in Australia as an Authorized Representative of Moneytech and entered into an agreement with 360 Markets whereby Moneytech will receive a commission on revenues generated by 360 Markets for services it provides to parties referred by Moneytech and Moneytech will pay 360 Markets a commission for services Moneytech provides for clients referred by Moneytech.  The amount of such referral fees is determined by negotiation between Moneytech and the individual who owns the balance of the equity in 360 Markets and is generally based on the gross margin anticipated to be generated.  Thus, Moneytech will profit from the activities of 360 Markets through the receipt of referral fees and as the holder of an equity interest therein.  Moneytech intends to offer the services of 360 Markets to those of its customers that engage in international transactions and have the need to purchase currencies other than Australian dollars.

360 Markets derives its revenue predominantly by buying and selling different currencies for its customers and charging prices in excess of those paid to the two major financial institutions from which it acquires currencies.  The “spread” charged on a particular transaction is based on various factors, including, among others, the size of the transaction and the significance of the customer relationship.  360 Markets will receive orders to buy or sell currencies at market plus an agreed spread or by quotation.  For orders where it quotes a price, it mitigates its foreign exchange risk by executing the transaction with its supplier as soon after the order is received as is practical and by quoting a spread that is sufficiently large to cover movements in the price during the period the quote is open.  360 Markets also offers its customers the ability to buy and sell exchange traded foreign exchange derivatives which it sources from the same suppliers it uses for its spot foreign exchange transactions.  These are transacted on similar terms to the foreign exchange spot transactions and currently form a minor part of its business.  360 Markets does not take any positions in foreign exchange or foreign exchange derivatives as principal other than during the very short quotation period.

During the year ended June 30, 2013 and the year ended June 30, 2014, 360 Markets generated revenues of $175,275 and $381,825, respectively.

Business Strategy

In Australia, the banking environment is dominated by the “Big Four” Australian banks --- Commonwealth Bank of Australia (CBA), National Australia Bank (NAB), Australia and New Zealand Banking Group (ANZ) and Westpac.  This oligopoly has resulted in a particularly risk averse and high priced lending environment, and many viable Australian business are limited in both their access to capital and their options for obtaining business loans.  The SME space is especially under-serviced in this regard.  This represents an opportunity for non-bank lenders, such as Moneytech, to target both high growth and established Small to Medium Enterprises with unique financial solutions, including Confirmed Capital and Credit Express.

Moneytech believes it is in a strong position to capitalize on this opportunity, as:

1.	Moneytech’s product offerings (particularly Confirmed Capital and Credit Express) are unique and market leading in that they can finance up to 100% of the value of an individual invoice and track the details of each transaction in real time utilizing Moneytech’s proprietary Moneytech Exchange system.
2.	Moneytech’s small size relative to the “Big Four” allows it to be more agile, responding to and developing opportunities which the Australian banks are either unwilling or unable to develop or are too slow to respond to.
3.	Moneytech has a full suite of financial products, both transactional and lending, all operated through the Moneytech Exchange, affording it a competitive advantage over similar non-bank lenders.
4.	Moneytech has an ongoing and historic entrepreneurial spirit with a customer focus, aiming to creatively and profitably satisfy customer needs and exceed customer expectations in the delivery of financial products.

We intend to capitalize on our opportunities in the Australian market by initiating a marketing campaign to increase the number of customers served by Moneytech. As a first step in this effort, we have engaged a business development officer to develop a marketing program and establish the relationships necessary to cross sell our services. Any significant increase in the number of customers served and the volume of loans provided by us will require that we increase the credit facility we rely upon to service our customers. If we are successful in obtaining financing to finance expansion of our business in Australia, we will seek to increase our Wholesale Facility with Westpac or find another lender which will provide us with the credit necessary to expand our business at lower costs. We cannot assure you that we will be successful in increasing our Wholesale Facility, that we will be able to find another lender that will provide the necessary credit increase or that any increase will be on terms that will allow the expansion of our business to be profitable.

A number of our Australian customers regularly purchase goods from or supply goods to U.S. based counterparties or otherwise engage in dollar denominated transactions.  To enable us to serve the needs of these customers without the exchange rate risk associated with AUD, we intend to seek to obtain a loan facility denominated in U.S. dollars from a U.S. institutional lender.

In addition to expanding our asset based lending business in Australia, we are actively developing a money transfer business in Australia. The Moneytech Exchange, developed to facilitate the movement and tracking of funds in connection with our debtor and trade finance facilities, provides us with a platform to conduct financial transactions and disburse funds to and from multiple parties in real time. We are currently working with HUBBED, a product and service aggregator, to establish kiosks in the storefronts of Australian news agents, bringing in-store, online and mobile solutions for new financial products and services to be promoted through the news agents in Australia. Moneytech has already installed kiosks in approximately 250 news agent and other locations. Additionally, over 150 pharmacies access the system electronically every day.

While seeking to grow our businesses organically in Australia, we will also attempt to identify and acquire one or more asset based lenders in Australia and the United States.  Management believes that an acquisition in the U.S. would accelerate our efforts to enter the U.S. market and provide us with a management team with knowledge of the U.S. market.  An acquisition of a traditional asset based lender in either Australia or the U.S. should allow us to upgrade the services such lender provides to its customers, although we cannot assure you that such acquisition will result in upgrading the services furnished to such lender’s customers.  If we enter the U.S. market, we intend to aggressively market our asset based lending products and money transfer solutions targeted at businesses while we commence a marketing and advertising campaign for our money transfer products aimed at the consumer market in an effort to attract a large base of individual users, particularly those in the unbanked community. As of the date of this Report, we do not have any understandings, commitments or agreements with respect to any acquisitions.

Moneytech’s Markets

Moneytech operates in the commercial financial services market in Australia, targeting small to medium businesses (revenues between $1 million and $100 million) for their asset based lending solutions (including trade and accounts receivable finance) generally seeking loans of up to $5 million.  Any business involved in the provision of products or services to other businesses which require funds to grow or that is not satisfied with its existing finance provider is a candidate for a Moneytech financial solution.  Inasmuch as Moneytech’s services are generally provided to smaller businesses which are not eligible for loans from larger, established lenders, its customers are more likely to default than larger, more established borrowers.  Businesses sourcing their products overseas for resale to business in Australia are a particularly good fit, as Moneytech is able to assist them with the payment of their overseas supplier, the hedging and conversion into a foreign currency, and the conversion of their receivables into cash.  When doing business with such customers, although Moneytech may provide foreign exchange services, it does not assume the foreign exchange risk.  If a client wishes to pay Moneytech n a currency other than the one provided by Moneytech, the client will be required to enter a currency hedge for the protection of Moneytech.

Moneytech believes that the number of potential customers for its financial services will increase as banks and other financial institutions in Australia raise the minimum size of the loans they are willing to make and the categories of eligible potential borrowers.

Sales and Marketing

To date Moneytech has grown its credit line portfolio largely by word of mouth recommendations from its customers to other businesses.  Moneytech is actively seeking experienced business development officers (“BDOs”) to grow amounts funded. These BDOs will work with providers of products and services to small and medium businesses, such as traditional banks, lawyers and accountants to develop a referral network. As financing becomes available we will engage in select media advertising in key metropolitan markets and increase our internet advertising.

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

Competition

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

Government Regulation

Australia

The Australian Securities and Investments Commission (ASIC) regulates corporations, markets and financial services in Australia and the Australian Prudential Regulatory Authority (APRA) oversees banks, credit unions, building societies, general insurance and reinsurance companies, life insurance companies, friendly societies and most members of the superannuation industry.  The Reserve Bank of Australia serves as the central bank of Australia and is responsible for the payments system.

Receivables and purchase order financing in the style provided by Moneytech in Australia is not subject to regulation in Australia, as confirmed in an interpretation issued by the Australian Securities and Investment Commission concerning the exemption available to factoring arrangements under the Corporations Act 2001.

Moneytech’s payment services activity is considered a regulated financial activity and is conducted by virtue of having an Australian Financial Services License (AFSL) and by being a member of BPAY.  Moneytech’s foreign exchange services activity is considered a regulated financial activity and is conducted by virtue of having an AFSL. An AFSL is granted by ASIC.  Moneytech Limited was granted AFSL number 421414 on August 10, 2012.  As the holder of an Australian Financial Services License, or AFSL, Moneytech is authorized to conduct a financial services business providing financial product advice for deposit and payment products, derivatives and foreign exchange contracts; dealing in these financial products for their own account or on behalf of another person and making a market in foreign exchange contracts and derivatives to retail and wholesale clients.  The conditions of the license require compliance with various key person, financial services laws compliance measures, training, notification, financial, reporting, dispute resolution and documentation requirements.

BPAY is an electronic bill payment system in Australia which enables payments to be made through a financial institution’s on-line or telephone banking facility to merchants who are registered BPAY billers. BPAY is not subject to regulation by the Australian Payments Clearing Association or otherwise. BPAY is the registered trading name of BPAY Pty Ltd., a wholly-owned subsidiary of CreditLink Services, which is owned by Australia’s four major banks.

Moneytech Limited was accepted as a Payer Institution Member, or PIM, and was authorized to commence participating in the BPAY system commencing March 6, 2013.  BPAY is offered by over 150 financial institutions and on more than 45,000 bills.  The BPAY system supports its members in the provision of BPAY payments to their customers.  Its members work across the banking system to provide seamless and convenient customer payments.  There are three membership types: Participant Members, Associate Members and Payer Institution Members.  Participant Members are Australian deposit-taking Institutions (ADIs) who directly settle their BPAY inter-institutional settlement obligations with other Participant Members.  Associate Members are ADIs who don’t directly settle their BPA inter-institutional settlement obligations, instead settling through a Payment Member.  Payer Institution Members (PIMs) are organizations, not necessarily ADIs, that manage stored value accounts for customers.  A PIM is represented by a Participant Member and cannot be a Biller Institution.

BPAY members are required to comply with Rules and Operating Procedures established by BPAY, but are not otherwise subject to regulation by any of the Australian regulatory bodies.

United States

Non-bank asset based lenders engaged in traditional factoring and accounts receivables/asset based lending activities are not subject to federal and state regulation with respect to their finance activities.  However, we cannot assure you that if we decide to enter the U.S. marketplace, alternative assets based lenders, like us, will not become subject to federal and state regulation, and impose regulatory requirements, which may limit the fees we may charge our customers and impose monetary penalties for violations of such regulatory requirements, increasing the cost of conducting their businesses.  Recent legislation adopted particularly at the Federal level, such as the Dodd-Frank Act, which among other things, authorized various studies concerning the operations of financial institutions and the effects of their activities on the U.S. economy following the disastrous consequences in 2008 resulting from defaults on collateralized obligations, and the creation of the Consumer Financial Protection Bureau, which was created to regulate certain types of consumer financing transactions, and regulations adopted pursuant to such legislation, and future legislative and regulatory initiatives may impose certain regulatory requirements on non-bank financial services companies engaged in asset based lending and money transfers by individuals. If adopted, these laws also could:

●	Regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions
●	Require disclosures to customers
●	Govern secured transactions
●	Set collection, foreclosure, repossession and claims handling procedures and other trade practices
●	Prohibit discrimination in the extension of credit, and
●	Regulate the use and reporting of information related to a seller’s credit experience and other data collection

Intellectual Property

Our intellectual property, which includes software and trade secrets, trademarks, copyrights and domain names, software and trade secrets, is key to our success. We have expended significant amounts developing the software which constitutes the Moneytech Exchange. We have obtained no significant patents protecting these or our other products but rely upon trade secret laws in Australia. We routinely seek to protect our proprietary rights by entering into confidentiality and non-disclosure agreements with our employees, contractors, customers and other parties with whom we conduct business in order to protect our proprietary information.

In addition to our software we have developed and use trademarks registered in Australia, particularly relating to corporate, brand and product names.   Registration of a trademark in Australia affords the owner nationwide exclusive trademark rights in the registered mark in the country of registration and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area. We continue to seek to develop goodwill and brand recognition for our trademarks in Australia, and we intend to register additional trademarks in foreign countries where our products or services are or may be sold or used in the future. We cannot assure you, however, that our current trademarks or any trademarks we may use or register in the future will afford us any significant competitive advantage.

In recent years, many software companies have filed applications for patents covering their technologies. Many of these patents have yet to be litigated. Other competitors may develop technologies that are similar or superior to our technology and may receive and seek to enforce patents on such technology. We are not aware of any issued or pending patents that may be asserted against us.

Research and Development

To date we have invested approximately AUD$10 million developing the Moneytech Exchange, including approximately AUD$1,376,613, AUD$1,161,340 and AUD$873,685 in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The design and technical development of The Moneytech Exchange and our payment services platform are completed and both are operational. Although we will continue to upgrade and add additional functionality to The Moneytech Exchange and our payment services platform, we anticipate that our expenditures on research and development will decrease substantiality as a percentage of our revenues.

Employees

As of October 7, 2014, we had a total of 15 full time employees, 2 part time employees, 2 full-time contractors and 1 part-time contractor.

None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Item 1A. Risk Factors

The purchase of our common stock involves a very high degree of risk.

In evaluating us and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein. The risks provided below may not be all the risks we face. If any of events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

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

We have available an AUD$50 million Wholesale Facility with Westpac which is renewed annually on an agreed anniversary date. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at June 30, 2014 the total amount drawn against the facility was $27,746,303.  The facility has been renewed until December 31, 2014, and the interim agreed upon credit limit has been extended to AUD$40 million. We cannot guarantee that the RPA will be renewed on the current maturity date or thereafter, on reasonable terms, or at all. We require additional capital or the expansion of our borrowing capacity to substantially increase the aggregate amount of credit lines we provide. The availability of additional financing depends, in part, on factors outside of our control, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the availability of financing or the liquidation of certain assets.

Downsizing our business would have a material adverse effect on our financial position, liquidity and results of operations.

Our business could be negatively impacted if we no longer receive grants from the Australian Government.

A significant portion of the amounts paid to develop the Moneytech Exchange represents funds received from the Australian Government pursuant to a research and development grant program.  Such grants represented approximately 45% of our research and development budgets in the fiscal years ended June 30, 2014 and 2013.  Although the acquisition of Moneytech by us should not adversely impact Moneytech’s ability to qualify for such grants, as we grow, we may no longer be eligible for such grants.  The inability to receive grants in the future commensurate with those received in the past could force us to reduce the amounts spent on research and development and could adversely affect our business and our financial results.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness and are dependent upon our Wholesale Loan Facility.  Our Facility imposes various constraints on the operation of our business, reduces operational flexibility and creates default risks. Our receivables purchase facility contains a cash reserve requirement which requires us to deposit money in a bank account in accordance with an agreed upon formula. We are required to hold these funds in restricted cash accounts to provide additional collateral for borrowings under the borrowing facilities. Additionally, the receivables purchase facility contains various covenants requiring in certain cases minimum financial ratios, asset quality, and portfolio performance ratios. Generally, these limits are calculated in respect of our clients as a group; however for certain obligors, delinquency, net loss and dilution are calculated with respect to the individual obligor.

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

Our portfolio consists primarily of accounts receivable and purchase order advances from small to medium businesses with annual revenues ranging from $5 million to $50 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to continue as a going concern. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.  In part because of their smaller size, our clients may:

●	Experience significant variations in operating results
●	Have narrower product lines and market shares than their larger competitors
●	Be particularly vulnerable to changes in customer preferences and market conditions
●	Be more dependent than larger companies on one or more major customers or suppliers, the loss of which could materially impair their business, financial condition and prospects
●	Face intense competition, including from companies with greater financial, technical, managerial and marketing resources
●	Depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects; and
●	Have less skilled or experienced management personnel than larger companies

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

If, at any measurement date, a trigger was hit with respect to any financing, provisions of the financing agreements would increase the level of credit enhancement requirements for that financing and redirect all excess cash to the credit provider. During this period, excess cash flow, if any, from the Facility would be used to fund the increased credit enhancement levels rather than being distributed to us. Once an impacted trust reaches the new requirement, we would return to receiving a residual distribution from the trust.

There is a risk that in the event portfolio performance was not adequate, triggering credit enhancement criteria, and that there was not sufficient cash-flow from our business to satisfy the increase in enhancement required, that our credit provider could cease its support of our business which would have a materially adverse effect on our business.

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

Failure to obtain insurance on favorable terms may result in unexpected losses.

The receivables due Moneytech from its customers or their counterparties are insured pursuant to a policy issued by Euler Hermes, a Standard & Poor’s rated Trade Credit insurance provider.  Pursuant to this policy, Moneytech would bear the first $500,000 of losses incurred in any calendar year, after which any bad debt losses are borne by Euler Hermes.  This policy is renewed annually.  No assurances can be made that we will be able to continue to insure bad debt losses or that we will be able to obtain policy coverage with premiums that are cost effective. If we are unable to renew our bad debt insurance policy or the premiums for coverage become cost prohibitive, we may face larger than expected losses from bad debts.

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

We apply underwriting criteria we have developed to assess the credit worthiness of each prospective customer.

We rely upon our judgment in applying underwriting criteria we have developed to assess whether to extend financing to a particular customer and the fees and other charges to assess such customer.  If we exercise poor judgment in assessing the credit quality of prospective clients or the underwriting criteria we choose to rely upon cause us to extend financing to clients which later default, it would have a material adverse effect on our financial position, liquidity and results of operations.

We depend on the accuracy and completeness of information about our clients and obligors and any misrepresented information could adversely affect our business, results of operations and financial condition.

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

Operational risk refers to risks arising from day-to-day operational activities which may result in direct or indirect loss. These losses may result from both internal and external events.  We are highly dependent on information systems and technology and there is a risk that these, or the services they use or depend on, might fail.  Our daily operations are computer based. The exposure to systems risks includes: complete or partial failure of information technology systems; inadequacy of internal or third party information technology systems, due to, among other things, failure to keep pace with industry developments; and capacity of the existing systems to effectively accommodate planned growth and integrate existing and future acquisitions and alliances.  Any failure in these systems could result in business interruption, the loss of customers, damaged reputation and weakening of our competitive position and could adversely impact our business and have a material adverse effect on our financial condition and loss of operations.

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

We intend to continue our growth strategy to (i) expand our portfolio by increasing market penetration and market share through new customer acquisitions and (ii) grow our other businesses such as our payments aggregation and processing business, our gift card business and our foreign exchange business. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

●	The inherent uncertainty regarding general economic conditions
●	Our ability to obtain adequate financing for our expansion plans
●	The prevailing laws and regulatory environment of each territory and country in which we operate or seek to operate, and, To the extent applicable, laws and regulations, which are subject to change at any time
●	The degree of competition in new markets and its effect on our ability to attract new customers; and
●	Our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition

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

Our business operations and growth strategies require substantial capital investments, the availability of which depends on our ability to generate cash flow from operations, borrow funds on satisfactory terms and raise funds in the capital markets. Our ability to arrange for financing to support our capital expenditures and the cost of such financing are dependent on numerous factors, including general economic and capital markets conditions, interest rates and credit availability from banks or other lenders, many of which are beyond our control. In addition, increases in interest rates or the failure to obtain external financing on terms favorable to us will affect our financing costs and our results of operations. We may not be able to obtain financing in amounts or on terms acceptable to us,

A reduction in demand for our services and failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for a particular service we offer may be reduced due to a variety of factors, such as regulatory restrictions that decrease customer access to particular services, the availability of competing services or changes in customers' preferences or financial conditions. Should we fail to adapt to significant changes in our customers' demand for, or access to, our services, our revenues could decrease significantly and our operations could be harmed.  Even if we do make changes to existing services or introduce new services to fulfill customer demand, customers may resist or may reject such services. Moreover, the effect of any change in our services on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such service without causing further harm to our business, results of operations and financial condition.

Fluctuations in exchange rates could adversely affect our business as well as result in foreign currency exchange losses in our US dollar financials.

Our financial statements are expressed in U.S. dollars. The functional currency of Moneytech is Australian dollars. The value of the Australian dollar against the U.S. dollar and other currencies is affected by, among other things, changes in political and economic conditions and U.S. and Australian foreign exchange policies. Any material change in the exchange ratio between the Australian dollar and the U.S dollar may materially and adversely affect our reported amounts in US dollars of cash flows, revenues, earnings and financial position and the value of, and any dividends payable to, our shares of common stock in US dollars.

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

The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.

We are reliant on third parties to provide certain products, services and support that is material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected.

We may not be successful at entering new businesses or broadening the scope of our existing service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing service offerings. We cannot assure you that we will be successful in integrating the operations of any new businesses we acquire with our existing businesses, or that the failure to integrate such businesses, or the operation of such acquired businesses, will not have a material and adverse effect on our results operations, liquidity or capital resources.

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

Regulatory Risks

If our asset-based financing business in Australia were to become subject to more extensive regulation under Australian law, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

Our asset based lending activities, including factoring receivables and purchase order financing, are not subject to governmental regulation in Australia, since we are deemed not to make loans. Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions instead of a true purchase of accounts receivable, then various laws and regulations we would become subject to numerous laws and regulations otherwise not applicable to our principal activities in Australia and could limit the fees and other charges we are able to charge our customers and may further subject us to penalties under such regulations.  These laws and regulations would also:

●	Regulate our credit granting activities, and require that we obtain additional licenses
●	Require additional disclosures to customers
●	Govern the manner in which we conduct secured transactions
●	Set collection, foreclosure, repossession and claims handling procedures and other trade practices
●	Prohibit discrimination in the extension of credit, and
●	Regulate our use and reporting of information related to a seller’s credit experience and other data collection

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

Moneytech’s planned electronic payments business and money transfer business will be subject to the laws and regulations of Australia, and those of the United States if we decide to engage in those businesses in the United States, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending. The legal and regulatory requirements that apply to our payments businesses vary from country to country. While we have programs focused on compliance with applicable laws and regulations, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future if our business should expand outside of Australia.

If Moneytech were to become a money transmitter in the United States, it would become subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If Moneytech were found to be in violation of money services laws or regulations, we could be subject to criminal or civil penalties, be forced to alter our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs on us. Any change to our business practices that makes our services less attractive to customers or prohibits the use of our services by residents of a particular jurisdiction could harm our business.

We also would be subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, involvement in transferring the proceeds of criminal activities. Any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions.

Entry into the US market or that of any other country will require significant expenditures to develop necessary compliance programs.

We have yet to determine what services we will offer and how we will provide such services were we to enter the U.S. money transfer or finance markets.  Before we could provide any such services we would have to determine what regulations would be applicable to our business and develop appropriate compliance programs.  We are likely to incur significant expenses in determining what laws and regulations are applicable to our business and developing appropriate compliance programs.

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

As of October 7, 2014, we had outstanding 7,671,632 shares of common stock. All of the 5,300,000 shares of common stock issued in the Share Exchange, as well as all shares outstanding prior to consummation of the Share Exchange, are eligible for sale under Rule 144, subject to the volume limitations and other conditions of the Rule. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate.

If at any time prior to the expiration of the ninety day period commencing on the expiration of the twelfth month after we complete a public offering of our shares (the “Protected Period”), we effectuate a “reverse-split” of our common stock and there shall be issued to or otherwise set aside for or made available to Hugh Evans, our President, Chief Executive Officer, a Director and principal stockholder (“Evans”), any of our other directors or any of their respective family members or affiliates, a number of our shares in excess of 5% of the number of shares outstanding as of the completion of the reverse split (such issuance, the “Make-whole Issuance”), we shall be obligated to issue to each of Messrs. Garibaldi and DeFeudis the number of shares of our common stock determined as follows:

X = ((number of shares held by Evans after Make-whole Issuance/number of shares held by Evans immediately after reverse split) x number of shares held by Garibaldi or DeFeudis after reverse split) – number of shares held by Garibaldi or DeFeudis after reverse split.

If the next public offering of our common shares is not closed prior to November 12, 2014, there shall be no the Protected Period.

Holders of our shares, including members of our management, could choose to pledge their shares as collateral for loans and might not be required to disclose such arrangements. A subsequent decline in the price of our shares could cause the lender to foreclose upon the pledged shares and sell them into the market, leading to a further decline in the price of our shares.

Hugh Evans, our President and Chief Executive Officer, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

Hugh Evans, our Chief Executive Officer and President, owns approximately 56.04% of our outstanding voting shares, and consequently has  continue effective control over our business, including matters requiring the approval of our stockholders, such as election of directors, approval of significant corporate transactions and the timing and distribution of dividends, if any. In addition, his ownership of the Series B Shares entitles him to elect a majority of our directors until July 1, 2018, and as a result Mr. Evans will control our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions.

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

Our principal assets are located in Australia, and all of our officers and all but one of our directors are not residents of the United States. Therefore, it may be difficult to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered by any courts of the United States against us or these officers and directors. Furthermore, it may be difficult or impossible for you to bring an action against us or against these individuals in Australia in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Australia may render you unable to enforce a judgment against our assets or the assets of our directors or officers that are not residents of the United States. There is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served in Australia. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. Among other things, our amended and restated certificate of incorporation and bylaws may include provisions that:

●	Do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	Limit the ability of our stockholders to nominate candidates for election to our board of directors;
●	Authorize the issuance of “blank check” preferred stock without any need for action by stockholders; and
●	Limit the ability of stockholders to call special meetings of stockholders;

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

We currently do not intend to pay dividends on our shares.  We cannot give any assurance that we will declare dividends of any amounts, at any rate or at all in the future. Future dividends, if any, will be at the discretion of our board of directors, and will depend upon our results of operations, cash flow, financial condition, the terms of any bank loan, line of credit or funding agreement to which we are party, as well as our capital needs, future prospects and other factors that our directors may deem appropriate.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

●	General market conditions
●	Domestic and international economic factors unrelated to our performance
●	Actual or anticipated fluctuations in our quarterly operating results
●	Changes in or failure to meet publicly disclosed expectations as to our future performance
●	Downgrades in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts
●	Changes in market valuations or earnings of similar companies
●	Any future sales of our common stock or other securities
●	Additions or departures of key personnel
●	Fluctuations in foreign exchange rates
●	Regulatory developments in Australia affecting us or our competitors; and
●	Release or expiry of transfer restrictions on our outstanding shares

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 270 square meters of office and operations space pursuant to a lease agreement expiring in August 2015, subject to our right to renew for an additional year.  The annual rent for the premises is AUD$130,510.  In addition we occupy an office on Albany Highway, Victoria Park, Western Australia.  The initial term of the lease for this space expires July 31, 2015, at which time we can renew the lease for an additional 2 years.  The rent is AUD $1,420 per month, subject to a reset to market rate if we elect to renew the lease in August 2015.

Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation.

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

Market for Our Common Stock

Our common stock is quoted on the OTCQB under the symbol “SRCF.” The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the OTCQB quotation service.

	High	Low
Fiscal Year 2013
First quarter ended September 30, 2012	$8.00	$2.00
Second quarter ended December 31, 2012	$4.10	$0.53
Third quarter ended March 31, 2013	$6.00	$2.10
Fourth quarter ended June 30, 2013	$2.59	$0.30

Fiscal Year 2014
First quarter ended September 30, 2013	$2.00	$1.02
Second quarter ended December 31, 2013	$2.50	$1.17
Third quarter ended March 31, 2014	$1.43	$0.78
Fourth quarter ended June 30, 2014	$2.00	$0.90

Approximate Number of Equity Security Holders

As of October 7, 2014, there were approximately 429 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our Board of Directors may deem relevant.

Sales of Unregistered Securities

Except as disclosed in our Form 10-Qs and Form 8-Ks, we did not issue or sell any securities in transactions exempt from the registration requirements of the Securities Act during the fiscal year ended June 30, 2014.

Purchases of Our Equity Securities

No repurchases of our common stock were made by our company or its affiliates during the fourth quarter of our fiscal year ended June 30, 2014.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2014, our most recently complete fiscal year, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	----	----
Equity compensation plans not approved by security holders	350,000	$2.09	2,150,000
Total	350,000		2,150,000

The outstanding options include options to purchase an aggregate of 225,000 shares granted to our non-employee directors under our 2013 Omnibus Incentive Plan, at an exercise price of $2.00 per share, of which a total of 101,990 were exercisable at June 30, 2014. See. “Executive Compensation – 2013 Omnibus Incentive Plan.”

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has an AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with Westpac. Moneytech uses the Wholesale Facility to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (“SME’s”) throughout Australia. Moneytech has been in operation for over ten years and has operated profitably in five of the last six years.

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

A reorganization of the company structure was effected following the acquisition of Moneytech on June 30, 2013.  The following chart reflects our organizational structure.

Our objective is to become a leading provider of commercial lines of credit and financial services, in particular money transfer services, to small and medium businesses in Australia and the United States.  We seek to differentiate our services by developing and utilizing leading edge technologies to deliver our services.  Moneytech currently provides asset based lines of credit in Australia using funds made available under its RPA with Westpac. We also provide payment processing (money transfer) solutions in Australia.   We are seeking financing to expand Moneytech’s asset based credit solutions operations in Australia through a combination of organic growth and strategic acquisitions and we are considering introducing those operations in the United States, most likely through a strategic acquisition. We do not have any understandings, commitments or understandings with respect to any acquisitions.

Discontinued operations

In February 2014, management returned WikiTechnologies, Inc. (“WikiTechnologies” or ”WTI”), to Edward DeFeudis and Marco Garibaldi as per the terms of the Share Exchange Agreement dated May 30, 2013 and the Settlement Agreement dated February 11, 2014.  Our Board of Directors authorized the Settlement Agreement based upon an evaluation of the operations of WTI during which it became apparent that without significant additional financing WTI would not be able to generate significant revenues and become profitable, and thus was unlikely to satisfy the financial benchmarks specified in the Share Exchange Agreement by June 30, 2014.  Accordingly, our Board of Directors determined that relinquishing our equity interest in WTI on the terms and subject to the conditions set forth in the Settlement Agreement was in the best interests of our company and its stockholders.

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

The accounts of Moneytech and its wholly owned subsidiaries are maintained, and its consolidated financial statements are expressed, in Australian dollars.  Such financial statements were translated into United States Dollars to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the date of each balance sheet, stockholder’s equity is translated at the historical rates as of the date of each balance sheet and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Results of Operations

Years ended June 30, 2014 and 2013

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended June 30, 2014 and 2013.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the years ended June 30, 2014 and 2013:

	For the years ended		$	%
	June 30		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	5,810,936	5,305,130	505,806	10%
Confirmed capital and credit express	5,177,446	4,626,538	550,908	12%
Interest revenue	3,731,020	2,537,679	1,193,341	47%
Fees	1,338,627	2,072,743	(734,116)	(35)%
Other revenue	107,799	16,116	91,683	569%
Payment services	495,780	565,037	(69,257)	(12)%
Giftcard program revenue	144,925	382,432	(237,507)	(62)%
Other revenue	350,855	182,605	168,250	92%
Other revenue	137,710	113,555	24,155	21%
360FX customer referral	93,470	75,511	17,959	24%
Foreign exchange	44,658	2,944	41,714	1,417%
Other revenue	(418)	35,100	(35,518)	(101)%
Cost of revenue	3,056,524	3,001,573	54,951	2%
Confirmed capital and credit express	2,235,368	2,331,402	(96,034)	(4)%
Interest expense	1,695,288	1,905,473	(210,185)	(11)%
Account Issuing Expenses	257,791	169,203	88,588	52%
Insurance	189,468	231,453	(41,985)	(18)%
Other	92,821	25,273	67,548	267%
Payment services	144,256	42,908	101,348	236%
Gift card expenses	35,962	18,969	16,993	90%
Other	108,294	23,939	84,355	352%
Depreciation and amortization	676,339	621,173	55,166	9%
Other cost of revenue	561	6,090	(5,529)	-
Gross profit	2,754,412	2,303,557	450,855	20%

Operating expenses	3,707,114	2,177,467	1,529,647
Compensation expenses	1,060,905	730,268	330,637	45%
Research and development expense	557,393	472,229	85,164	18%
Bad debt expenses	791,878	393,774	398,104	101%
Professional expenses	612,763	53,269	559,494	1,050%
Occupancy expenses	250,651	254,132	(3,481)	(1)%
Depreciation expense	61,716	75,844	(14,128)	(19)%
General and administration expenses	371,808	197,951	173,857	88%

(Loss) income from operations	(952,702)	126,090	(1,078,792)	(856)%

Other income	714,793	441,908	272,885	62%

(Loss) income before income tax	(237,909)	567,998	(805,907)	(142)%

Income tax expense	327,539	305,246	22,293	7%

Net (loss) income from continuing operations	(565,448)	262,752	(828,200)	(315)%

Net result from discontinued operations	(301,280)	-	(301,280)	NA
Net (loss) income	(866,728)	262,752	(1,129,480)	(430)%

Other comprehensive loss
Foreign currency translation	214,996	(826,704)	1,041,700	(126)%
Comprehensive loss	(651,732)	(563,952)	(87,780)	16%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the years ended June 30, 2014 and 2013.

	For the years ended		$	%	% point Revenue / Cost of
	June 30		Increase	Increase	revenue
	2014	2013	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	6,325,172	5,165,809	1,159,363	22%	22%
Confirmed capital and credit express	5,635,622	4,504,993	1,130,629	25%	22%
Interest revenue	4,061,196	2,470,852	1,590,344	64%	31%
Fees	1,457,088	2,018,447	(561,359)	(28)%	(11)%
Other revenue	117,338	15,694	101,644	648%	2%
Payment services	539,654	550,235	(10,581)	(2)%	(0)%
Giftcard program revenue	157,750	372,414	(214,664)	(58)%	(4)%
Other revenue	381,904	177,821	204,083	115%	4%
Other revenue	149,896	110,581	39,315	36%	1%
360FX customer referral	101,742	73,533	28,209	38%	1%
Foreign exchange	48,610	2,867	45,743	1,596%	1%
Other revenue	(456)	34,181	(34,637)	(101)%	(1)%

Cost of revenue	3,327,011	2,922,946	404,065	14%	14%
Confirmed capital and credit express	2,433,187	2,270,329	162,858	7%	6%
Interest expense	1,845,312	1,855,557	(10,245)	(1)%	(0)%
Account Issuing Expenses	280,604	164,771	115,833	70%	4%
Insurance	206,235	225,390	(19,155)	(8)%	(1)%
Other	101,036	24,611	76,425	311%	3%
Payment services	157,022	41,784	115,238	276%	4%
Gift card expenses	39,144	18,472	20,672	112%	1%
Other	117,878	23,312	94,566	406%	3%
Depreciation and amortization	736,192	604,902	131,290	22%	4%
Other cost of revenue	610	5,931	(5,321)	-	(0)%

Gross profit	2,998,161	2,242,863	755,298	34%

Revenue

Consolidated revenue from continuing operations for the year ended June 30, 2014 was approximately $5,810,936, an increase of $505,806 or 10% from our consolidated revenue from continuing operations for the year ended June 30, 2013 of $5,305,130.  Excluding differences attributable to changes in foreign exchange rates, revenue increased 22%, primarily as a result of a 25% increase in Confirmed Capital and Credit Express revenues which accounted for nearly all of the 22% increase; an increase in other revenue of 36% which accounted for approximately 1 percentage point of the 22% increase and a slight decrease in Payment services revenues of 2% which partially offset the increases in revenue in Confirmed Capital and Credit Express, and Other revenue. Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue increase is mainly attributable to an increase in interest revenue of 64% offset by a decrease in fees charged to new customers to set up their accounts and to customers who do not meet their payment terms (-28%, in the aggregate).  Excluding differences attributable to changes in foreign exchange rates, Confirmed Capital and Credit Express revenue was 26% higher in total as a result of penalties received associated with the default of three Confirmed Capital customers.  The lines of credit we funded were approximately AUD$185 million during the year ended 2013 and AUD$218 million during the year ended 2014.  The other revenue increase is primarily attributable to increases in referrals of Moneytech’s customers to 360 Markets for foreign exchange services. The small decrease in payment services revenue is mainly attributable to a decrease in breakages associated with expired gift cards and an increase in revenues at MPOS and mPay.  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs was $3,056,524 in the year ended June 30, 2014, an increase of $54,951 or 2% from our cost of revenue of $3,001,573 for the year ended June 30, 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 14% primarily as a result of increases in Confirmed Capital and Credit Express costs which accounted for 6 percentage points of the 14% increase, increases in payment services costs of 276% which accounted for approximately 4 percentage points of the 14% increase and increases in amortization of intangibles of 22% which accounted for approximately 4 percentage points of the 14% increase accounted for the remainder.  Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express cost increase is mainly attributable to a 70% increase in account issuing expenses, a slight decrease of 1% in interest expense, a decrease of 8% in insurance costs and an increase in fees associated with existing accounts.  Our interest expense decreased slightly year over year as growth in the volume of credit lines funded in the first half of the year was offset by decreases in the amounts funded in the third quarter as a result of the default of two of the Confirmed Capital customers.  The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay and the increase in amortization is attributable to increased investment in intangibles.

Our profit from continuing operations, increased $450,855 from $2,303,557 in the year ended June 30, 2013 to $2,754,412 in the year ended June 30, 2014.  This was primarily attributable to net interest and fee revenue increases at Confirmed Capital and Credit Express. These were partially offset by a decline in performance in the payments services business. Net interest and fee revenues increased primarily because lines of credit funded increased, because net interest margins increased as a result of a lag in decreasing the interest rates charged to our customers as the rate of interest charged under the RPA decreased and because increased rates of interest were charged on the default of three Confirmed Capital customers. The payments services business was impacted by write downs of inventory used in the business.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for the year ended June 30, 2014 was $791,878, representing an increase of $398,104 from bad debt expense of $393,774 for the year ended June 30, 2013. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy as well as the write off of a claim for the 2010 insurance year denied by our insurers.

The percentage of delinquent balances in our portfolio was 1.53% and 1.65% as of June 30, 2014 and 2013 respectively.  The percentage of delinquent balances in our portfolio averaged 1.77% and 1.87% in the years ended June 30, 2014 and 2013 respectively.  The average collection period in our portfolio was 45 days at June 30, 2014 and 45 days at June 30, 2013 and decreased from 47 to 45 days during the year ended June 30, 2013. Bad debts as a percentage of amount funded was 0.40% and 0.21% in the years ended June 30, 2014 and 2013 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $1,131,543 or 63% from $1,783,693 in the year ended June 30, 2013 to $2,915,236 in the year ended June 30, 2014.  This increase is primarily reflected by the inclusion of costs associated with operating in the United States and pursuing a registration statement under the securities act of 1933.  These costs include compensation costs ($330,637 or 45%), professional expenses ($559,494 or 1,050%) and general and administration expenses ($173,857 or 88%).  The compensation costs increase reflects the cost of our non-executive directors ($286,231), these costs are expected to remain in fiscal 2015.  The professional expenses increase primarily reflects increases in audit fees ($105,170), legal fees ($377,681) and stock broking and advisory fees ($76,644).  Of professional expenses, expenditure on legal fees ($165,000) and stock broking and advisory fees ($30,000) relates primarily to the registration statement.  Management anticipates these expenses will be reduced significantly in fiscal 2015.  The general and administration expenses increase primarily reflects increases in insurance, travel and SEC filing related fees.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In the year ended June 30, 2014 we accrued AUD $590,000 (USD $542,033) for research grants we expect to receive later this year from the Australian government.

Under the program, we are eligible for government grants equal to 45% of the amounts spent on research and development. Grant processing and payment takes place annually and payment of the grant is not discretionary if the applicable criteria are met. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met. Much of the related expense is capitalized and amortized as a part of cost of revenues, generally over the following 10 years.

Our net loss from continuing operations before tax for the year ended June 30, 2014 was $237,909, as opposed to net income of $567,998 for the year ended June 30, 2013.  As a result of $327,539 in taxes incurred in the year ended June 30, 2014, we incurred a net loss after tax for the year ended June 30, 2014 of $565,448, as compared to net income after tax for the year ended June 30, 2013 of $262,752.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were profitable. Operations in the United States are not yet profitable.  This is primarily attributable to the Wiki business not meeting targets and the subsequent decision to discontinue these operations.

Net loss from discontinued operations.

In January 2014, management decided to return the ‘Wiki Technologies’ entity to Edward DeFeudis and Marco Garibaldi in accordance with the terms set forth in the terms of the Share Exchange Agreement.  Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations.

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

The average AUD/USD exchange rates were 1 to 1.0269 and 1 to 0.9187 in the year ended June 30, 2013 and the year ended June 30, 2014, respectively.

Comparison of Balance Sheet Data as at June 30, 2014 and June 30, 2013

Set forth below are certain items from our Consolidated Balance Sheets at June 30, 2014 and 2013:

	June 30	June 30
	2014	2013

Cash and cash equivalents	$10,730,743	$7,140,539
Trade Receivables	24,870,297	24,890,616
Total Assets	$42,251,766	$39,242,700

Wholesale Loan Facility	$27,746,303	$25,669,388
Total Liabilities	$35,696,108	$31,578,322

Total Equity	$6,555,658	$7,664,378

Cash and cash equivalents have increased as a result of additional monies received on behalf of customers which has resulted in an equivalent increase in our Trade and other payables.

Liquidity and Capital Resources

Our ability to offer asset backed credit lines is determined by the amount of funds we can borrow which is influenced by the amount of our capital.  We require a significant amount of liquidity to offer our asset backed credit lines and our rate of growth and profitability will, for the foreseeable future, largely be determined by our ability to raise equity or borrow funds to make available to our clients and the effective cost of such funds.

Credit Facility

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at June 30, 2014 our borrowing capacity was limited to AUD $40 million and the total amount drawn against the facility was $27,746,303.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility interim agreed upon limit has been extended to AUD$40 million and renewed until December 31, 2014, subject to pricing approval.

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

Comparison of the Statement of Cash Flows for the Fiscal Years Ended June 30, 2014 and 2013

Set forth below are certain items from our Statement of Cash Flows for the years ended June 30, 2014 and 2013:

	For the years ended
	June 30
	2014	2013
Net cash provided by (used in) operating activities	$4,814,761	$(2,855,751)
Net cash (used in) investing activities	(884,125)	(824,747)
Net cash (used in) provided by financing activities	(651,393)	6,096,650
Net cash (used in) discontinued operations	(61,976)	-
Exchange rate effect on cash	307,649	(827,350)
Net cash inflow	$3,524,916	$1,588,802

Net cash provided by (used in) operating activities

During the year ended June 30, 2014, we generated approximately $4,814,761of net cash in our operating activities. This reflects our net loss from continuing operations of $565,448 plus $5,380,209 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by an increase in trade payables of $3,157,082. Trade payables increased due to an increase in cash received on customer accounts that was not related to amounts funded by the company. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $738,056 and stock options and shares issued for compensation of $126,231.

During the year ended June 30, 2013, we used approximately $2,855,751 of net cash in our operating activities.  This reflects our net income of $262,752 less cash used by changes in operating assets and liabilities and adjustments for non-cash items.   Cash used by working capital items and other activities was primarily impacted by an increase in trade receivables of $3,555,934. The trade receivables increase reflects the increase in amounts funded. Adjustments for non-cash items consisted entirely of depreciation and amortization $697,017.

Net cash (used in) investing activities

During the year ended June 30, 2014, net cash used in investing activities of $884,125 was primarily impacted by $753,547 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the year ended June 30, 2013, net cash used in investing activities of $824,747 primarily reflects capitalized costs of $747,580 incurred on the development of intangible assets, principally software related incurred in the development of The Moneytech Exchange.

Net cash (used in) provided by financing activities

During the year ended June 30, 2014, net cash used in financing activities of $651,393 primarily reflects withdrawals from our capital reserve accounts by our customers of $1,890,240. An increase in our borrowings under the Wholesale Loan Facility of $1,238,847 accounts for the difference.

During the year ended June 30, 2013 net cash provided by financing activities of $6,096,650 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $3,906,061.  Contributions to capital reserve accounts by our customers of $2,360,184 and loans repaid of $169,595 account for the difference.

Net cash provided by discontinued operations

During the year ended June 30, 2014, net cash used by discontinued operations of $61,976 primarily reflects the losses of the Wiki business of $301,280 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $91,899.  Net cash provided by financing activities of $150,000 and used by investing activities of $2,595 accounts for the difference.

Net cash inflow

During the year ended June 30, 2014, net cash increased by $3,524,916 as compared to the year ended June 30, 2013, where net cash increased by $1,588,802.

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

Exchange (Loss) Gain

During the years ended June 30, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not believe its future adoption of this guidance will have a material effect on its financial position, cash flows, or results of operations.

We do not believe that the adoption of any recently issued accounting pronouncements, including those set forth above, will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements start on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

At June 30, 2014, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of Hugh Evans, our Chief Executive Officer and Brian Pullar, our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, he concluded that at June 30, 2014, such disclosure controls and procedures were effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Hugh Evans, our Chief Executive Officer and Brian Pullar, our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2014. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.  Based upon such assessment, they concluded that our internal controls over financial reporting were effective as of June 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Hugh Evans	50	President, Chief Executive Officer and a Director
Brian M. Pullar	43	Chief Financial Officer
Mark Cameron	29	Sales Manager
Klaus Selinger	61	Chairman of the Board
John Wolfgang	67	Director
Richard Allely	60	Director

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

Brian Pullar has been our Chief Financial officer since October 16, 2013. Mr. Pullar is a Chartered Accountant (Australia and South Africa) with nearly twenty years of experience in financial services.  He was a Senior Vice President at Citigroup in Australia, where he worked from June 2000 until January 2013.  Having joined as an accountant within the finance function, his responsibilities subsequently included Regulatory Reporting Manager (2.5 years), Financial Controller (4 years) and Product Controller (3 years).  He worked across the institutional stock broking / advisory, corporate and retail banking businesses.

Prior to Citigroup he worked in London with Abbey National Treasury Services from September 1999 to April 2000, as a Project Accountant, with Warburg Dillon Read from October 1998 to May 1999, as a Consultant, and from July 1997 to June 1998, as a Market Risk Analyst with Credit Suisse Financial Products. From January 1994 to March 1997, Mr. Pullar was employed as a Trainee and Qualified Accountant by Ernst and Young in Johannesburg and Los Angeles.

Mr. Pullar’s skills include financial controlling, financial management, statutory accounts preparation, regulatory reporting and capital requirements for banks and broker dealers, as well as product accounting and control, financial and regulatory systems implementation and liaison with regulatory authorities.

Mark Cameron has been Sales Manager since April 2010. Mr. Cameron joined Moneytech in 2008, and was integral in the development of the Confirmed Capital product which he now responsible for a significant portion of Moneytech‘s business. Mr. Cameron graduated from the University of Sydney in 2007.

Klaus Selinger has served as a Director since June 30, 2013 and Chairman of the Board since July 2013. He has a background in Financial Markets and Financial Systems, and has assisted in the development of complex financial solutions, including off-balance sheet finance structures, venture capital raising and equity finance. Since 2009, Mr. Selinger has been a principal of Dequity Partners, a financial services firm based in Sydney, Australia.  Mr. Selinger was the Chief Executive Officer of Jacobsen Entertainment Ltd, an Australian entertainment industry firm, formerly listed on the Sydney Australia Stock Exchange, from 2002 to 2003, and Chief Executive Officer of Bioenergy Corporation Ltd, a PNG incorporated biofuel firm formerly listed on the Sydney Australia Stock Exchange, from 1989 to 1991. He is a certified practicing accountant in Australia and in that capacity served as a member of Charles J. Berg & Partners from 1972 to 1982, Mann Judd and Rowlands from 1984 to 1990.Mr. Selinger received a Bachelor of Business degree in Accounting from the University of Technology, Sydney, Australia.  Mr. Selinger’s varied management experience with a number of listed companies qualifies him to serve as a director of our Company.

John Wolfgang has served as a Director since June 30, 2013. Since January 1, 2014, he has been a Senior Consultant to UHY Advisors N.Y., Inc. For 45 years prior to January 1, 2014 Mr. Wolfgang was an audit partner of the accounting firm of UHY LLP or its predecessor and served on the management committee of UHY LLP, which sets policy for the audit practice of the firm, until December 31, 2012.  Mr. Wolfgang has extensive experience in and has overseen the audits of listed public entities operating globally and has experience in advising businesses with multi-national presence on complex tax and accounting issues. Mr Wolfgang has served on the Board of Directors of Urbach Hacker Young International Ltd (“UHYI”) for the past 26 years. Mr. Wolfgang was Chairman of the UHYI Board for 5 years until October, 2012. UHYI is the 23rd largest global accounting and consulting networks with presence in 87 countries worldwide. Mr. Wolfgang serves as Chairman of the Audit Committee.  Mr. Wolfgang is qualified to serve as a director by virtue of his experience in auditing public companies and serving on the boards of numerous private and public companies.

Richard Allely has served as a Director since June 30, 2013. He has held senior management roles with leading Australian & International companies, including Tenix Pty Limited (formerly Transfield Pty Limited), John Fairfax Holdings Limited, Boral Limited and James Hardie Industries Limited. For more than ten years prior to October 2012, Mr. Allely was the Managing Director and CEO of PMP Limited, the largest printing and distribution company in Australia and New Zealand listed on the ASX. Mr. Allely is currently a Non-Executive Director and Audit Committee Chairman for the PGA of Australia, is on the Advisory Board for Renoir Consulting Group and has recently been appointed as Chairman of the Board of Directors for Australasian Medical Publishing Company Pty Limited. Mr. Allely has held a number of non-executive roles in the past including Chairman of Australian Property Monitors Pty Ltd and Independent member with the WorkCover Authority of NSW. He is a FCPA (Fellow Australian Society of CPA), FCSA (Fellow Chartered Institute of Company Secretaries Australia), and FAICD (Fellow Australian Institute of Company Directors).  Mr. Allely’s varied management experience with a number of listed companies qualifies him to serve as a director of our Company.

Each of our Directors is elected annually and serves until his successor is duly elected and qualified or until his earlier death, resignation or removal.  Our officers are elected annually and serve at the discretion of our Board of Directors.

Director Independence

Our Board of Directors has determined that Klaus Selinger, John Wolfgang and Richard Allely are "independent directors" within the meaning of NYSE MKT Rule 803A.

Board Committees

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NYSE MKT Rule 803A. Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at sourcefinancial.com under the heading “Investor Relations.”

Audit Committee. Messrs. Wolfgang, Selinger and Allely are members of the Audit Committee. Mr. Wolfgang serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under NYSE MKT Rule 803A. We did not have an Audit Committee prior to the acquisition of Moneytech on June 30, 2013.

Our Audit Committee is responsible for preparing reports, statements and charters required by the federal securities laws, as well as:

●	Overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls
●	Preparing the report that SEC rules require be included in our annual proxy statement;
●	Overseeing and monitoring our independent registered public accounting firm's qualifications, independence and Performance;
●	Providing the Board with the results of its monitoring and its recommendations; and
●	Providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

Compensation Committee. Our Compensation Committee is composed of Messrs. Selinger (Chairman), Wolfgang and Allely.

The Compensation Committee is responsible for:

●	Establishing the Company’s general compensation policy, in consultation with the Company’s senior management, and overseeing the development and implementation of compensation programs
●	Reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and has the sole authority to determine the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate.

●	Reviewing and approving the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company.
●	Overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans.
●	Approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options.
●	In consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives.
●	Reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of the Company.
●	Preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

 Corporate Governance Committee. Messrs. Allely (Chairman) and Wolfgang are members of the Corporate Governance Committee.

Our Corporate Governance Committee’s purpose is to ensure the Company has appropriate ethical standards and corporate governance policies and practices, and issue an annual corporate governance statement. The Committee is responsible for:

●	Governance policies in light of best practice, regulatory developments and the needs of the company including policies for continuous disclosure and dealings in securities.
●	Delegation of authority to the CEO & Managing Director to facilitate an efficient and timely decision making process for managements day to day running of the business.
●	The Corporate Governance Statement for inclusion in the Annual Report of the Company.

Nominating Committee. Our Nominating Committee is composed of Messrs. Wolfgang, Selinger and Allely.  The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties.

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

Stockholder Communications

Any stockholder who desires to contact any of our Directors can write to Source Financial, Inc., c/o Moneytech Limited, Level 6/97 Pacific Highway, North Sydney NSW 2060, Australia, Attention: Stockholder Relations. Your letter should indicate that you are a Source Financial, Inc. stockholder. Depending on the subject matter, our stockholder relations personnel will:

●	Forward the communication to the Director(s) to whom it is addressed
●	Forward the communication to the appropriate management personnel
●	Attempt to handle the inquiry directly, for example where it is a request for information about the Company, or it is a stock-related matter; or
●	Not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic

Director Compensation

DIRECTOR COMPENSATION

				Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Klaus Selinger	50,000	-	42,077	-	-	-	92,077
John Wolfgang	60,000	-	42,077	-	-	-	102,077
Richard Allely	50,000	-	42,077	-	-	-	92,077

Employee directors do not receive any compensation for their services as directors. Non-employee directors receive an annual retainer of $50,000, and the Chairman of the Audit Committee receives an additional $10,000 per annum. Non-employee directors also are eligible to receive option grants from our company. The compensation committee will assist the directors in reviewing and approving the compensation structure for our directors. In addition, non-employee directors are entitled to be reimbursed for their actual travel expenses for each Board of Directors meeting attended.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2014.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer containing written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
●	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company
●	Compliance with applicable governmental law, rules and regulations
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code

Item 11. Executive Compensation

The following summary compensation table sets forth the total compensation earned by, paid to, or accrued for, our principal executive officer and the only other executive officer whose total compensation was in excess of $100,000 for services rendered in all capacities for the year ended June 30, 2014 (“Fiscal 2014”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Hugh Evans	2014	310,148	-	-	-	-	-	11,601	321,749	(1)
(CEO)	2013	297,413	-	-	-	-	-	12,071	309,484	(1)
Mark Cameron	2014	120,399	-	-	-	-	-	11,137	131,536
(Sales Manager)	2013	128,883	-	-	-	-	-	11,600	140,483

(1)	Of the amounts ascribed to Mr. Evans as salary in the table above, during the years ended June 30, 2014 and 2013, we paid a company controlled by Mr. Evans, $184,735 and $163,289, respectively.

Executive Compensation Policies as They Relate to Risk Management

Moneytech has only been part of a public company since June 30, 2013.  Its payment policies in respect of nearly all of its employees are still indicative of those associated with a private company in Australia. The Compensation Committee and Management have considered whether our compensation policies might encourage inappropriate risk taking by the Company’s executive officers and other employees.  The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance based compensation focused on profits as opposed to revenue growth.

Of those employees which introduce new clients to the business or review the credit quality of clients, the compensation of credit analysts is all fixed and salesman are paid predominately fixed salaries with small monthly bonuses.

During the fiscal years ended June 30, 2014, 2013 and 2012, approximately 3.0%, 6.52% and 8.48% of the total compensation paid to employees was paid in performance-based compensation, including commissions and bonuses.

Equity Awards; Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers were granted any equity awards or stock options, or exercised any stock options, during the year ended June 30, 2014, or held any outstanding stock options as of June 30, 2014.

2013 Omnibus Incentive Plan

On April 8, 2013, we approved and adopted an Omnibus Incentive Plan, which reserved 2,500,000 shares of common stock.  This plan was implemented to recognize and provide additional incentive to our directors, employees, consultants, advisors and affiliates to establish and sustain our growth and financial success.

On July 19, 2013, we granted options to purchase 75,000 shares of common stock pursuant to the 2013 Omnibus Incentive Plan to each of Messrs. Klaus Selinger, John Wolfgang and Richard Allely, our non-employee directors, at an exercise price of $2.00 per share. The options vest as to 2,083 shares on September 30, 2013, and as to an additional 2,083 shares on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the options shall vest as to an additional 2,095 shares on the last day of August 31, 2016.  The options will vest immediately upon the occurrence of a Change in Control, as defined in the 2013 Omnibus Incentive Plan. The options expire on June 30, 2020.

Employment Agreements

Hugh Evans has served as Managing Director of Moneytech since March 1, 2004 pursuant to an Employment Agreement. The Employment Agreement provides for a salary of $250,000 per annum, plus commissions, including a guaranteed annual contribution equal to 9.25% of his salary to his superannuation fund. The Employment Agreement may be terminated by Moneytech or Mr. Evans upon four weeks prior written notice and Moneytech may terminate Mr. Evans employment immediately for cause (as defined in the Employment Agreement).

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

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of September 1, 2014 by:

●	each person known to us to be the beneficial owner of more than 5% of our common stock and our series B preferred stock, our only voting securities
●	each named executive officer
●	each of our directors; and
●	all of our executive officers and directors as a group

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

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 1, 2014. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentage voting power is based on 7,671,632 shares of common stock and 5,000 shares of Series B Preferred Stock outstanding on September 1, 2014. Holders of the Company’s Series B Shares are entitled to elect a majority of our Board of Directors through June 30, 2018 and vote together with holders of common stock as a single class on all matters presented to holders of our common stock, with each vote per Series B Share equal to 1,000 shares of common stock.

Shares Beneficially Owned

	Common Stock			Series B Preferred Stock		Percent Total Voting
	Shares		Percent	Shares	Percent	Power (1)

Directors and Named Executive Officers:
Hugh Evans	2,101,650	(2)	27.40%	5,000	100%	56.04%
Mark Cameron	0		-	-	-	-
Klaus Selinger	27,079	(3)	*	-	-	*
Richard Wolfgang	27,079	(3)	*	-	-	*
Richard Allely	27,079	(3)	*	-	-	*

All directors and executive officers as a group (6 persons)	2,183,023	(2)(3)	28.16%	5,000	100%	56.32%

Holders of More than 5%
Christopher John Taylor and Angus James Taylor ATF CTJ Super Fund (549,590) Christopher John Taylor and Angus James Taylor ATF The Taylor Family Superannuation Fund No.2 (80,090)	629,680		8.21%			4.97%

* Less than 1%

(1)	Percentage total voting power represents voting power with respect to all shares of our common stock and Series B preferred stock, as a single class. Except as provided in the certificate of designation creating the Series B preferred stock or as may be required by law, the holder of Series B Shares and holders of common stock vote together as a single class on all matters upon which holders of common stock are entitled to vote with holders of Series B Shares entitled to 1,000 votes per share of Series B Shares through June 30, 2018 and each holder of common stock entitled to one vote per share of common stock. The holder(s) of Series B Shares are entitled to elect a majority of the members of our Board of Directors through June 30, 2018.

(2)	Consists of 2,101,650 shares of common stock registered in the name of BIX Holdings Pty Ltd ATF The Atherstone Trust & The Evans Family Superannuation Trust, a family trust of which Mr. Evans is the trustee and 100,136 shares owned by his wife.

(3)	Represents shares that may be acquired upon exercise of options at an exercise price of $2.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of material provisions of various transactions we have entered into with our executive officers, directors (including nominees), 5% or greater stockholders and any of their immediate family members or entities affiliated with them since July 1, 2012. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

In the years ended June 30, 2014, 2013 and 2012 we paid a company controlled by Mr. Evans $226,076, $209,500 and $201,299, respectively. Of the amounts paid to a company controlled by Mr. Evans in the years ended June 30, 2014, 2013 and 2012, $184,735, $163,289 and $154,845, respectively, related to the salary due him and attributed to him in the summary compensation table above.

During 2012, $20,000 was paid to Marco Garibaldi, our then Chairman and a Director, as consulting fees through Godfather Entertainment, Inc. and $10,000 was paid as consulting fees through Situation X, LLC.  In addition, during 2012, $30,000 was paid to Edward. DeFeudis, our then President, Chief Executive Officer and Chief Financial Officer and a Director, as consulting fees through Lion Equity Holding Corp.

On May 9, 2013, we issued 1,000,000 shares of common stock to each of Mr. DeFeudis and Mr. Garibaldi, pursuant to substantially identical Restricted Stock Agreements. The shares were subject to a right of first refusal in favor of the Company whereby should either of Mr. DeFeudis or Mr. Garibaldi desire to sell all or any portion of his 1,000,000 shares, he would have to offer to sell them to the Company at a price equal to the price offered by a third party (or at which the shares can be sold over the counter) minus $2.00 (the "First Refusal Discount Amount"). For example, if a third party were to offer to purchase 100,000 shares from either of Mr. DeFeudis or Mr. Garibaldi at a price of $3.00 per share, he would have to offer such shares to the Company at a price of $1.00 per share. Likewise, if Mr. DeFeudis or Mr. Garibaldi desires to sell any of his 1,000,000 in the public market at a time when the shares are trading for $3.00 per share, he will first have to offer to sell them to our company for $1.00 per share.  All of the shares issued to Messrs. Garibaldi and DeFeudis pursuant to the Restricted Stock Agreements were returned to us for cancellation pursuant to the Settlement Agreement.

On October 4, 2012, Edward DeFeudis loaned the Company $5,000 for general working capital purposed.  The loan was non-interest bearing and due on demand.  The loan has been repaid.

Approval of Related-Party Transactions

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. Our policy has been revised to ensure compliance with all applicable requirements of the SEC concerning related-party transactions.

Under our policy, our directors and director nominees, executive officers and holders of more than 5% of our common stock, including their immediate family members, are not be permitted to enter into a related party transaction with us, as described below, without the consent of our Audit Committee. Any request for us to enter into a transaction in which the amount involved exceeds $120,000 and any such party has a direct or indirect material interest, subject to certain exceptions will be required to be presented to our Audit Committee for review, consideration and approval. Management will be required to report to our Audit Committee any such related party transaction and such related party transaction will be reviewed and approved or disapproved by the disinterested members of our Audit Committee.

Director Independence

Our Board of Directors has determined that Klaus Selinger, John Wolfgang and Richard Allely are "independent directors" within the meaning of NYSE MKT Rule 803A.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us Lichter Yu and Associates for professional services rendered for the fiscal years ended June 30, 2014 and 2013:

	Fiscal Year Ended
	June 30, 2014	June 30, 2013
Audit Fees	$60,000	$55,000
Audit Related Fees	30,500	7,881
Tax Fees	5,800	-
All Other Fees	-	57,881
	$96,300	$112,881

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

Our Board of Directors has reviewed and discussed with Lichter, Yu and Associates., our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2014 and 2013. The Board of Directors also has discussed with Lichter, Yu and Associates the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Lichter, Yu and Associates required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Lichter, Yu and Associates its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The audited consolidated balance sheet of the Company and its subsidiaries as of June 30, 2014 and June 30, 2013, the related condensed statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Lichter, Yu and Associates, independent auditors, are filed herewith.

(2) Financial Statement Schedules: None

(3) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 10, 2012 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 14, 2012).

2.2	Share Exchange Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-196225) filed on August 4, 2014).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

4.1	Form of 12% convertible promissory note (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on May 1, 2013).

10.1	Employment Agreement between Moneytech and Hugh Evans (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on October 15, 2013).

10.2	Employment Agreement between WikiTechnologies and Edward DeFeudis (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on October 15, 2013).

10.3	Employment Agreement between WikiTechnologies and Marco Garibaldi (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on October 15, 2013).

10.4	Receivables Purchase Agreement, as amended (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on October 15, 2013).

10.5	Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2013).

10.6	Restricted Stock Option Agreement effective May 9, 2013 with Edward DeFeudis (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.7	Restricted Stock Option Agreement effective May 9, 2013 with Marco Garibaldi (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.8	Stock Option Agreement dated July 19, 2013 with Klaus Selinger (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed on October 15, 2013).

10.9	Stock Option Agreement dated July 19, 2013 with John Wolfgang (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on October 15, 2013).

10.10	Stock Option Agreement dated July 19, 2013 with Richard Allely (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on October 15, 2013).

Exhibit Number	Description
10.11	Lease dated September 13, 2011 for Suites 101A and 101B, Level 6, 97-103 Pacific Highway, North Sydney, Australia (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on October 15, 2013).

10.12	Lease dated July 25, 2013 for Suite 8, 842 Albany Highway, Victoria Park, Australia (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on October 15, 2013).

10.13	Escrow Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013).

10.14	Letter Agreement dated May 28, 2013 with Hugh Evans concerning Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2013).

10.15	Service Agreement dated April 19, 2013 by and among Source, WikiTechnologies and 24 Seven Technologies, Inc. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on October 15, 2013).

10.16	Consulting Agreement between Source and Market Street Investor Relations LLC, dated July 9, 2013 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on October 15, 2013).

10.17	Note Purchase Agreement with Robert Pearson dated October 31, 2012 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on May 1, 2013).

10.18	Note Cancellation Agreement dated November 15, 2012 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on May 1, 2013).

10.19	Separation Agreement dated February 11, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2014).

10.20	Australian Financial Services License. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.21	Distributor Program Agreement between mPayments Pty Limited and Hubbed Pty Limited (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.22	Referral Agreement dated April 30, 2013 between Hubbed Pty Limited and Moneytech Services Pty Limited (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.23	Letter dated March 13, 2014 from Westpac extending and amending the Westpac Receivables Purchase Agreement. (Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.24

Tripartite Agreement dated January 13, 2013 by and among Moneytech Limited, Moneytech Services Pty Limited and 360 Markets Pty Limited. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.25	Authorised Representative Agreement dated September 3, 2012 between Moneytech Limited and 360 Pty Limited (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.26	Employment Agreement dated April 7, 2014 between Moneytech Services Pty Limited and David Frost.(incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-196225) filed on May 23, 2014).

10.27	Euler Hermes Insurance Policy (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-196225) filed on May 23, 2014).

10.28	Master Agreement entered into on May 28, 2014 by and among Moneytech Limited, Moneytech Services Pty Limited, 360 Markets Pty Limited and Jason Hugo.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K/A filed on May 1, 2014).

16.1	Letter from P.S. Stephenson & Co., P.C. (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on September 27, 2013).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K/A filed on May 1, 2014).

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Source Financial, Inc.

	By:	/s/ Hugh Evans
Dated: October 14, 2014		Hugh Evans
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Brian M. Pullar
Dated: October 14, 2014		Brian M. Pullar
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on October 14, 2014.

Signature	Title

/s/ Hugh Evans	President, Chief Executive Officer and a Director
Hugh Evans	(Principal Executive Officer)

/s/ Brian Pullar	Chief Financial Officer (Principal Financial and
Brian M. Pullar	Accounting Officer)

/s/ Klaus Selinger	Chairman of the Board and a Director
Klaus Selinger

/s/ John Wolfgang	Director
John Wolfgang

/s/ Richard Allely	Director
Richard Allely

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

LICHTER, YU AND ASSOCIATES, INC.
CERTIFIED PUBLIC ACCOUNTANTS

16133 VENTURA BLVD., SUITE 450
ENCINO, CALIFORNIA 91436

TEL (818)789-0265 FAX (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Source Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Source Financial, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended June 30, 2014 and 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Financial, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the June 30, 2013 financial statements have been restated to correct misstatements.

Lichter, Yu and Associates, Inc. Encino, California

October 7, 2014

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,730,743	$7,140,539
Trade receivables, net	24,870,297	24,890,616
Inventories	18,450	220,377
Deferred tax asset	282,600	718,767
Other current assets	837,705	817,048
Net assets of discontinued operations	-	326,425
TOTAL CURRENT ASSETS	36,739,795	34,113,772

NON-CURRENT ASSETS
Intangible assets, net	3,632,536	3,314,413
Deferred tax asset	1,288,887	1,130,454
Property, plant and equipment, net	519,321	569,031
Other assets	-	45,973
Goodwill	71,227	69,057
TOTAL NON-CURRENT ASSETS	5,511,971	5,128,928

TOTAL ASSETS	$42,251,766	$39,242,700

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Trade and other payables	$7,023,958	$3,129,175
Wholesale loan facility	27,746,303	25,669,388
Cash reserve	878,747	2,731,094
Net liabilities of discontinued operations	-	3,000
TOTAL CURRENT LIABILITIES	35,649,008	31,532,657

NON-CURRENT LIABILITIES

Shareholder's loan	47,100	45,665
TOTAL NON-CURRENT LIABILITIES	47,100	45,665

TOTAL LIABILITIES	35,696,108	31,578,322

STOCKHOLDER'S EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding net	-	-
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 and $0.1 par value, 50,000,000 shares authorized, 7,671,632 and 9,961,632 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	7,672	996,163
Common stock to be issued, 0 and 338,368 shares at June 30, 2014 and 2013, respectively	-	33,837
Additional paid-in capital	15,027,915	14,462,575
Other accumulated comprehensive loss	(864,766)	(1,079,762)
Accumulated deficit	(7,615,213)	(6,748,485)
TOTAL STOCKHOLDER'S EQUITY	6,555,658	7,664,378

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$42,251,766	$39,242,700

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
		(Restated)

Revenue	$5,810,936	$5,305,130
Cost of revenue	3,056,524	3,001,573
Gross profit	2,754,412	2,303,557

Operating Expenses

Compensation expenses	1,060,905	730,268
Research and development expense	557,393	472,229
Bad debt expenses	791,878	393,774
Professional expenses	612,763	53,269
Occupancy expenses	250,651	254,132
Depreciation expense	61,716	75,844
General and administration expenses	371,808	197,951
Total operating expenses	3,707,114	2,177,467
(Loss) income from operations	(952,702)	126,090

Other Income (Expense)
Research and development grant	617,922	526,962
Interest income	108,992	114,309
Other income (expense)	(12,121)	(199,363)
Total Other Income	714,793	441,908

(Loss) income from continuing operations before income taxes	(237,909)	567,998

Provision for income taxes	327,539	305,246

Net (loss) income from continuing operations	(565,448)	262,752

Net loss from discontinued operations	(301,280)	-

Net (loss) income	(866,728)	262,752

Other comprehensive income
Foreign currency translation	214,996	(826,704)

Comprehensive loss	$(651,732)	$(563,952)

Net (loss) income per share Basic and Diluted:
Continuing operations	$(0.060)	$0.049
Discontinued	(0.032)	-
Total	$(0.092)	$0.049

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	9,402,356	5,313,661
Diluted	9,402,356	5,313,680

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2012 (Restated)	5,300,000	$530,000	5,000	$50	$14,639,150	$(253,058)	(7,011,237)	$7,904,905

Issue of share capital at merger (Restated)	5,000,000	500,000	-	-	(176,575)	-	-	323,425

Net (loss) income for the year ended June 30, 2013	-	-	-	-	-	(826,704)	262,752	(563,952)

Balance June 30, 2013 (Restated)	10,300,000	$1,030,000	5,000	$50	$14,462,575	$(1,079,762)	$(6,748,485)	$7,664,378

Issuance of stock options	-	-	-	-	194,979	-	-	194,979

Change in par value of shares	-	(1,019,700)	-	-	1,019,700	-	-	-

Cancellation of stock	(150,000)	(150)	-	-	150	-	-	-

Cancellation of stock	(2,140,000)	(2,140)	-	-	(88,754)	-	-	(90,894)

Cancellation of shares to be issued	(338,368)	(338)	-	-	(560,735)	-	-	(561,073)

Net (loss) income for the year ended June 30, 2014	-	-	-	-	-	214,996	(866,728)	(651,732)

Balance June 30, 2014	7,671,632	$7,672	5,000	$50	$15,027,915	$(864,766)	$(7,615,213)	$6,555,658

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
		(Restated)

Net (loss) income	$(866,728)	$262,752
Net (loss) from discontinued operations	(301,280)	-
Net (loss) income from continuing operations	(565,448)	262,752

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	738,056	697,017
Stock options issued for compensation	126,231

(Increase) decrease in assets:
Trade receivables, net	782,645	(3,555,934)
Inventories	203,687	(120,644)
Deferred tax asset	327,547	305,246
Other assets	44,961	324,906
Increase (decrease) in current liabilities:
Trade payables	3,157,082	(769,094)
Net cash provided by (used in) operating activities	4,814,761	(2,855,751)

Cash flows from investing activities
Purchase of property, plant and equipment	(127,266)	(32,063)
Cash (disposed) acquired in share exchange.	(3,312)	65,288
Investment in subsidiary		(110,392)
Development of intangible assets	(753,547)	(747,580)
Net cash (used in) investing activities	(884,125)	(824,747)

Cash flows from financing activities
Wholesale loan facility, net	1,238,847	3,906,061
Capital Reserve	(1,890,240)	2,360,184
Shareholder loans, net	-	(169,595)
Net cash (used in) provided by financing activities	(651,393)	6,096,650

Net cash provided by continuing operations	3,279,252	2,416,152

Cash flows from discontinued operations
Net cash (used in) operating activities from discontinued operations	(209,381)	-
Net cash provided by investing activities from discontinued operations	(2,595)	-
Net cash provided by financing activities from discontinued operations	150,000	-
Net cash (used in) discontinued operations	(61,976)	-

Effect of exchange rate changes on cash and cash equivalents	307,649	(827,350)
Net increase in cash and cash equivalents	3,524,916	1,588,802
Cash and cash equivalents at beginning of period - continuing operations	7,140,539	5,617,025
Cash and cash equivalents at beginning (end) of period - discontinued operations	65,288	(65,288)
Cash and cash equivalents at the end of the period	$10,730,743	$7,140,539

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$1,695,288	$1,905,471
Assets acquired in merger transaction	$-	$323,425

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$115,492	$-
Cancellation of shares to be issued and recorded as other liability	$560,735	$-

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

The Company offers a range of innovative financial products and services to businesses and consumers in Australia and the United States through its principal operating subsidiaries, Moneytech and WikiTechnologies, Inc. In fiscal 2013, the Company formed a new corporation in the United States, Moneytech USA, Inc. It was inactive in fiscal 2014.

When used in these notes, the terms "Company," "we," "our," or "us" mean Source Financial, Inc. and its subsidiaries.

Restatements

Subsequent to the issuance of the Company's financial statements for the fiscal year ended June 30, 2013, the Company determined that certain shares that had been authorized for issuance prior to the share exchange on June 30, 2013, and presentation of the stockholders’ equity on the consolidated balance sheet had not been properly accounted for in the Company’s financial statements.  Specifically, the number of shares outstanding as of June 30, 2013 was 10,300,000, of which 338,368 were to be issued. The Company also determined that the presentation of certain transactions in the financial statements had not been accounted for properly.  Specifically, the amount of the value available on cards held by consumers in certain gift card and similar programs had been improperly recognized in revenue and cost of revenues.  Also, the provision for income tax and deferred tax was incorrectly calculated.  The Company also used this opportunity to realign operating expenses and cost of revenue to conform to future financials filed. In addition, as more fully discussed in Note 2, The Company entered into a settlement agreement with Wiki Technologies, Inc and discontinued its operations in February, 2014.

The shares to be issued were for investor relations and consulting services received by Wiki Technology prior to the reverse merger.  The 179,368 shares to be issued were for investor relations and were recorded at $2.02 per share and expensed.  The 159,000 shares to be issued were for consulting services and were recorded at $1.25 per share and expensed.  These services and expenses were recorded prior to the reverse merger.

The Company has restated the consolidated balance sheet, consolidated statement of operations and comprehensive (loss) income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the fiscal year ended June 30, 2013.

The effects of these restatements and reclassifications are as follows:

BALANCE SHEET	Reported	Adjustments	Restated
	June 30, 2013	June 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,205,827	$(65,288)	$7,140,539
Trade receivables, net	27,008,840	(2,118,224)	24,890,616
Inventories	220,377	-	220,377
Deferred tax assets	718,767	-	718,767
Other assets	820,726	(3,678)	817,048
Net assets of discontinued operation		326,425	326,425
TOTAL CURRENT ASSETS	35,974,537	(1,860,765)	34,113,772

NON-CURRENT ASSETS
Intangible assets	3,512,767	(198,354)	3,314,413
Deferred tax asset	988,860	141,594	1,130,454
Property, plant and equipment	578,136	(9,105)	569,031
Other assets	95,973	(50,000)	45,973
Goodwill	69,057	-	69,057
TOTAL NON-CURRENT ASSETS	5,244,793	(115,865)	5,128,928

TOTAL ASSETS	$41,219,330	$(1,976,630)	$39,242,700

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,250,399	$(2,121,224)	$3,129,175
Wholesale loan facility	25,669,388	-	25,669,388
Cash reserve	2,731,094	-	2,731,094
Net liabilities of discontinued operations	-	3,000	3,000
TOTAL CURRENT LIABILITIES	33,650,881	(2,118,224)	31,532,657

NON-CURRENT LIABILITIES
Shareholder's loan	45,665	-	45,665
TOTAL NON-CURRENT LIABILITIES	45,665	-	45,665

TOTAL LIABILITIES	33,696,546	(2,118,224)	31,578,322

EQUITY
Preferred stock	50	-	50
Common stock	996,164	(1)	996,163
Common stock to be issued	-	33,837	33,837
APIC	14,496,411	(33,836)	14,462,575
Other accumulated comprehensive gain (loss)	(1,052,144)	(27,618)	(1,079,762)
Accumulated deficit	(6,917,697)	169,212	(6,748,485)
TOTAL EQUITY	7,522,784	141,594	7,664,378

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$41,219,330	$(1,976,630)	$39,242,700

STATEMENTS OF OPERATIONS
	Reported	Adjustments	Restated
	June 30, 2013	June 30, 2013	June 30, 2013

Revenue	$6,098,374	$(793,244)	$5,305,130
Cost of revenue	3,700,918	(699,345)	3,001,573
Gross profit	2,397,456	(93,899)	2,303,557

Operating expenses
Compensation expenses	859,754	(129,486)	730,268
Research and development expense	472,229	-	472,229
Bad debt expenses	393,774	-	393,774
Professional expenses	-	53,269	53,269
Occupancy expenses	276,615	(22,483)	254,132
Depreciation expense	169,743	(93,899)	75,844
General and administration expenses	99,251	98,700	197,951
Total operating expenses	2,271,366	(93,899)	2,177,467
Income from operations	126,090	-	126,090

Other income / (expense)
Research and development grant	526,962	-	526,962
Interest income	114,309	-	114,309
Other (expense) income	(182,566)	(16,797)	(199,363)
Finance costs	(16,797)	16,797	-
Total other income	441,908	-	441,908

Income from operations before income taxes	567,998	-	567,998
Income tax expense	579,844	(274,598)	305,246
Net (loss) income	(11,846)	274,598	262,752
Other comprehensive loss	(807,855)	(18,849)	(826,704)
Comprehensive (loss) income	$(819,701)	$255,749	$(563,952)

Net (loss) / income per share:
Basic	$(0.002)	$0.052	$0.049
Diluted	$(0.002)	$0.052	$0.049

STATEMENTS OF CASH FLOWS	Reported	Adjustments	Restated
	June 30, 2013	June 30, 2013	June 30, 2013

Net (loss) income	$(11,846)	$274,598	$262,752

Adjustments to reconcile net (loss) / income to
net cash used in operating activities:

Depreciation & amortization	697,017	-	697,017

(Increase) / decrease in assets:
Trade receivables	(3,555,934)	-	(3,555,934)
Inventories	(120,644)	-	(120,644)
Deferred tax assets	579,844	(274,598)	305,246
Other assets	324,906	-	324,906
Increase/ (decrease) in current liabilities:
Trade payables	(769,094)	-	(769,094)
Net cash used in operating activities	(2,855,751)	-	(2,855,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(824,747)	-	(824,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	6,096,650	-	6,096,650

Net cash provided by operations	2,416,152	-	2,416,152

Effect of exchange rate changes on cash and cash equivalents	(827,350)	-	(827,350)
Net increase in cash and cash equivalents	1,588,802	-	1,588,802
Cash and cash equivalents at the beginning of the period - from continuing operations	5,617,025	-	5,617,025
Cash and cash equivalents at the beginning of the period - from discontinued operations	-	(65,288)	(65,288)

Cash and cash equivalents at the end of the period	$7,205,827	$(65,288)	$7,140,539

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-	$-
Interest payments	$1,905,471	$-	$1,905,471

Note 2 – DISCONTINUED OPERATIONS

  On February 11, 2014, we entered into a Separation Agreement with, pursuant to which (i) the Wiki Technologies, Inc (Wiki or WTI) Escrow Shares were delivered to Marco Garibaldi and Edward DeFeudis, as a result of which we no longer own any equity interest in WTI, and (ii) 2,140,000 of the GD Escrow Shares were cancelled, with the remaining 100,000 shares delivered to a note holder of WTI (the “Noteholder”).

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

As this is a non-reciprocal transfer of non-monetary assets with a certain group of shareholders, this transfer has been recorded at the fair value of the asset transferred. Management believes the net book value of the assets transferred, which is the same as the investment in Wiki Technologies, Inc., is the reasonable fair market value. It has been booked on transfer date at the recorded amount (less any impairment on assets distributed) in accordance with modifications of the basic principle of using Fair Value. As such $0 loss on disposal has been reported in the year ended June 30, 2014.

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS
	June 30,	June 30,
	2014	2013
Current assets
Cash and cash equivalents	$-	$65,288
Other current assets	-	3,678
Total current assets	-	68,966
Non Current Assets
Fixed Assets	-	9,105
Intellectual property	-	198,354
Other assets	-	50,000
Total Non Current assets	-	257,459
Total Assets	$-	$326,425

Current Liabilities
Trade Creditors	$-	$3,000
Provisions and accruals	-	-
Intercompany liabilities	-	-
Total Current Liabilities	-	3,000
Non Current Liabilities
Shareholder's loan	-	-
Total Non Current liabilities	-	-
Total Liabilities	$-	$3,000

Net Assets	$-	$323,425

NET RESULT FROM DISCONTINUED OPERATIONS

	For the years ended
	June 30,
	2014	2013
Revenue	$2,647	$-
Cost of Revenue	70,460	-
Gross (Loss)	(67,813)	-
Operating Expenses	234,027	-
(Loss) from operations	(301,840)	-
Other income	560	-
(Loss) before tax	(301,280)	-
Tax	-	-
(Loss) after tax	$(301,280)	$-

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

Exchange (Loss) Gain

During the years ended June 30, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

At June 30, 2014 and 2013, the Company had not taken any significant uncertain tax positions on its tax returns for 2014 and prior years or in computing its tax provision.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2014 and 2013, the Company had $10,730,743 and $7,140,539 in cash respectively, all of which was on deposit in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Bad Debt Insurance

As a condition of the RPA (See Note 9), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of June 30, 2014 and 2013, the Company had insurance claims receivables of $32,085 and $269,556, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2014 and 2013, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:.

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of June 30, 2014 and 2013, Property, Plant & Equipment consisted of the following:

	June 30,	June 30,
	2014	2013
Office equipment	$37,079	$35,949
Furniture and fixtures	237,734	229,927
Terminals	87,319	-
Computers and software	1,365,207	1,282,317
Accumulated Depreciation	(1,208,018)	(979,162)
	$519,321	$569,031

As of June 30, 2014 and 2013, depreciation expense consisted of the following:

	June 30,	June 30,
	2014	2013
Depreciation, cost of revenue	$150,107	$107,723
Depreciation, operating	61,716	75,844
Total depreciation expense	$211,823	$183,567

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

As of June 30, 2014 and 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the year ended June 30, 2014 and 2013:

	For the years ended
	June 30,
	2014	2013

Net (loss) income from continuing operations	$(565,448)	$262,752
Net result from discontinued operations	(301,280)	-
Net (loss) income	$(866,728)	$262,752

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	9,402,356	5,313,661
Dilutive effect of stock options	-	19
Diluted	9,402,356	5,313,680

	For the years ended
	June 30,
	2014	2013
Net (loss) income per share
Basic and diluted:
Continuing operations	$(0.060)	$0.049
Discontinued	$(0.032)	$-
Total	$(0.092)	$0.049

Options to purchase up to 101,990 shares of common stock were anti-dilutive during the year ended June 30, 2014.

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

The Company evaluated its goodwill for impairment on June 30, 2014, and concluded there was no impairment as of that date.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2014.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the year ended June 30, 2014 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 4 – TRADE RECEIVABLES, NET

Trade receivables consist principally of accounts receivable and trade financing and other financial services to small to medium sized businesses and individuals, principally in Australia. Trade receivables are recorded at the invoiced amount and net of allowances for doubtful accounts. Trade receivables bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. The assessment includes actually incurred historical data as well as current economic conditions. Account balances are written off against the allowance when management determines the receivable is uncollectible.

Collectability of trade receivables is reviewed on an ongoing basis. Debts which are known to be uncollectable are written off by reducing the carrying amount directly. A provision for impairment of trade receivables is raised when there is objective evidence that the consolidated entity or parent entity will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganization and default or delinquency in payments (more than 30 days overdue) are considered indicators that the trade receivable may be impaired. The amount of the impairment allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. Cash flows relating to short-term receivables are not discounted if the effect of discounting is immaterial.

Trade receivables that are past their normal payment terms are overdue and once 30 days past due are considered delinquent. Minimum payment terms vary by product. The maximum payment term for all products is 122 days. All trade receivables that are overdue are individually assessed for impairment.

Trade receivables are placed on non-accrual status when legal action commences. Payments received while on non-accrual status will be allocated to the oldest amount outstanding. Accrual of interest will not resume until all amounts owing have been settled.

As of June 30, 2014 and 2013, trade receivables consist of the following:

	June 30,	June 30,
	2014	2013
Trade receivables	$25,573,699	$25,622,091
Allowance for bad debt	(703,402)	(731,475)
Total trade receivables, net	$24,870,297	$24,890,616

AGE ANALYSIS OF PAST DUE TRADE RECEIVABLES	June 30, 2014	June 30, 2013

1 - 30 Days Past Due	$695,116	$1,331,914
31 - 60 Days Past Due	59,212	724,023
Greater than 60 Days Past Due	890,205	1,224,162
Total Past Due	1,644,533	3,280,099
Current	23,929,166	22,341,992
Total Trade Receivables	$25,573,699	$25,622,091
Recorded Investment > 60 Days and accruing	$23,007	$53,069

ALLOWANCE FOR DOUBTFUL DEBTS AND RECORDED INVESTMENT	June 30, 2014	June 30, 2013

Allowance for doubtful debts
Beginning balance	$731,475	$751,564
Charge-offs	(557,352)	(228,471)
Recoveries	(27,665)	(80,551)
Provision	535,221	371,779
Other comprehensive income (fx differences)	21,723	(82,846)
Ending balance	$703,402	$731,475

Ending balance - individually evaluated for impairment	$667,508	$932,933
Ending balance - collectively evaluated for impairment	$35,894	$36,690

Trade receivables
Ending balance	$25,573,699	$25,622,091
Ending balance - individually evaluated for impairment	$1,644,533	$3,280,099
Ending balance - collectively evaluated for impairment	$23,929,166	$22,341,992

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	June 30, 2014	June 30, 2013

Trade receivables	$1,079,337	$1,520,531
Total Financing Receivables	$1,079,337	$1,520,531

IMPAIRED LOANS	June 30, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,079,337	$797,842	$703,402	$1,354,838	$78,488
	$1,079,337	$797,842	$703,402	$1,354,838	$78,488
Total
Trade receivables	$1,079,337	$797,842	$703,402	$1,354,838	$78,488
	$1,079,337	$797,842	$703,402	$1,354,838	$78,488

	June 30, 2013
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,520,531	$583,708	$731,475	$2,079,319	$43,376
	$1,520,531	$583,708	$731,475	$2,079,319	$43,376
Total
Trade receivables	$1,520,531	$583,708	$731,475	$2,079,319	$43,376
	$1,520,531	$583,708	$731,475	$2,079,319	$43,376

Note 5 – OTHER ASSETS

Other assets consist of the following as of June 30, 2014 and 2013:

Other current assets	June 30, 2014	June 30, 2013
Research & development grant receivable	$555,780	$401,852
Insurance claim receivable	32,085	269,556
Prepayment	43,697	66,922
Other assets	206,143	78,718
	$837,705	$817,048

Other non current assets	June 30, 2014	June 30, 2013
Prepaid gift card establishment fees	$-	$45,973

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of June 30, 2014 and 2013:

	June 30,	June 30,
	2014	2013
Moneytech and mPayments software	$6,608,596	$5,239,641
Accumulated amortization	(2,976,060)	(1,925,228)
	$3,632,536	$3,314,413

The intangible assets are amortized over 10-12 years. Amortization expense of $526,233 and $513,450 was included in cost of revenues for the years ended June 30, 2014 and 2013, respectively.

Note 7 – GOODWILL

As of June 30, 2014 and 2013, the Goodwill was comprised of the following:

	June 30,	June 30,
	2014	2013
Acquisition cost of Moneytech POS Pty Ltd.	$101,265	$98,180
Fixed assets received	(56,414)	(54,695)
Liability assumed	26,376	25,572
Acquisition cost assigned to goodwill	$71,227	$69,057

Note 8 – TRADE AND OTHER PAYABLES

As of June 30, 2014 and 2013, trade and other payables consist of the following:

	June 30	June 30
	2014	2013
Trade payables	$6,195,424	$2,986,066
Accrued consulting costs	561,073	-
Employee benefits	161,906	122,097
Other liabilities	105,555	21,012
Total payables	$7,023,958	$3,129,175

Note 9 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	June 30,	June 30,
	2014	2013
Wholesale loan facility	$27,746,303	$25,669,388
Cash reserve liabilities	878,747	2,731,094
	$28,625,050	$28,400,482

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$40 million and AUD$30 million as of June 30, 2014 and 2013, respectively. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013. In 2014, the facility limit was extended to AUD$40 million and renewed until December 31, 2014. Interest expense charged to cost of revenue related to the loan for the years ended June 30, 2014 and 2013 was approximately USD $1,663,808 and USD $1,814,648, respectively.

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

Note 10 – SHAREHOLDER’S LOAN

	June 30,	June 30,
	2014	2013
Shareholder's loan	$47,100	$45,665

Shareholder’s Loan

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 11 – STOCKHOLDER’S EQUITY

Preferred Stock

The Company has 1,000,000 undesignated shares of Preferred Stock authorized, each having a par value of $0.01, as of June 30, 2014 and 2013 after giving effect to the authorized shares discussed below. There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of June 30, 2014 and 2013 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of June 30, 2014 and 2013 after giving effect to the authorized shares discussed below. There were 7,671,632 shares issued and outstanding as of June 30, 2014 and 9,961,632 shares issued and outstanding as of June 30, 2013. The Company has 338,368 shares to be issued as of June 30, 2014 and 2013. Each share of Common Stock is entitled to one (1) vote.

On October 3, 2013, the Company amended and restated the certificate of incorporation to decrease the number of authorized shares of Common Stock and Preferred Stock to 50,000,000 and 1,000,000 respectively.  The Company also reduced the par value of the Common Stock to $0.001 from $0.10.

On October 29, 2013, 150,000 shares which had previously been issued to contractors were cancelled because performance criteria relating to the issuance of these shares had not been met.

On February 11, 2014, 2,140,000 shares which had previously been issued to Edward DeFeudis and Marco Garibaldi were cancelled as per the terms of the settlement agreement as further detailed in Footnote 2.

On February 11, 2014, 100,000 of the shares returned in the settlement agreement were issued to a note holder of Wiki as further detailed in Footnote 2.

Note 12 – STOCK COMPENSATION

Restricted shares

On July 23, 2013, the Company entered into a consulting agreement to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company agreed to issue 170,632 shares of Common Stock valued at $2.02 (stock price at grant date). During the year ended June 30, 2014, the Company determined that performance had not occurred and would not be satisfactorily undertaken and consequently the Company terminated the agreement with the consultant and will not be delivering 170,632 shares of Common stock.

Number of Shares
Granted but not issued at June 30, 2013	338,368
Issued during year ended June 30, 2014	-
Granted during year ended June 30, 2014	170,632
Cancelled during year ended June 30, 2014	(170,632)
Reclassified to other liabilities during year ended June 30, 2014	(338,368)
Granted but not issued at June 30, 2014	-

The Company believes the shares originally to be issued were cancelled due to non performance.

Note 13 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor could receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share. The options vested and become exercisable immediately upon grant with a 3 year life. As of June 30, 2014, 14,500 of the Performance Based Stock Options are vested. As a result of the return of WTI, as further detailed in footnote 2, no additional shares can be vested. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date Fair Value of options was $249,995.

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

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor. These Stock Options are exercisable at an exercise price of $1.30 per share. The options vested and become exercisable immediately upon granting and continue in force through August 22, 2016 (the "Expiration Date"), unless sooner terminated as provided by the agreement. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 843%, risk free interest rate of ..82%, and dividend yield of 0%. The grant date Fair Value of options was $32,500.

The Company recorded $194,980 and $0 option expense in the years ended June 30, 2014 and 2013, respectively.

The following is a summary of the activity and position as of June 30, 2014 and 2013.

	Number of Stock Options
	2014	2013
Outstanding at the beginning of the year	100,000	-
Granted	250,000	100,000
Exercised	-	-
Expired	-	-
Outstanding at the end of the year	350,000	100,000
Exercisable at the end of the year	101,990	-

Options outstanding at June 30, 2014 and 2013 are as follows:

Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
			Life	Exercise		Exercise
		Options	(Years)	Price	Options	Price
Year	Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)

2014	$1.30 to $2.50	350,000	5.41	$2.09	101,990	$1.90
2013	$2.5	100,000	2.80	$2.50	-	-

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 14 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2014 and 2013, the Company paid a company controlled by the President of Moneytech for consulting services $226,076 and $209,500.

Note 15 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended June 30, 2014 and 2013:

INCOME TAX EXPENSE	For the years ended		For the years ended		For the years ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	327,539	305,246	-	-	$327,539	$305,246
Total	$327,539	$305,246	$-	$-	$327,539	$305,246

The following are the components of income before income tax reflected in the Statement of Operations for the years ended June 30, 2014 and 2013:

COMPONENTS OF INCOME BEFORE INCOME TAX	For the years ended		For the years ended		For the years ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
(Loss) income from continuing operations	$623,336	$567,998	$(861,245)	$-	$(237,909)	$567,998
Net loss from discontinued operations	-	-	(301,280)	-	(301,280)	-
(Loss) income before Income tax	$623,336	$567,998	$(1,162,525)	$-	$(539,189)	$567,998

Income tax	$327,539	$305,246	$-	$-	$327,539	$305,246
Effective tax rate	53%	54%	-%	-%	(61)%	54%

The Company did not have a United States tax paying entity during the year ended June 30, 2013.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the years ended June 30, 2014 and 2013:

INCOME TAX RATE RECONCILIATION

	For the years ended		For the years ended		For the years ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
US statutory rates	34%	34%	34%	-%	34%	34%
Tax rate difference	(4)%	(4)%	-%	-%	(4)%	(4)%
Research and development grant income	(30)%	(28)%	-%	-%	34%	(28)%
Research and development grant eligible expenditure	28%	24%	-%	-%	(31)%	25%
Research and development grant eligible amortization	25%	27%	-%	-%	(29)%	27%
USA losses	-%	-%	(34)%	-%	(65)%	-%
Tax expenses at actual rate	53%	54%	-%	-%	(61)%	54%

The following are the components of deferred tax reflected in the Statement of Operations for the years ended June 30, 2014 and 2013:

COMPONENTS OF DEFERRED TAX EXPENSE	For the years ended		For the years ended		For the years ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Tax losses carried forward	$331,073	$348,179	$-	$-	$331,073	$348,179
Doubtful debts reserve	14,939	(18,827)	-	-	14,939	(18,827)
Accruals	(18,473)	(24,106)	-	-	(18,473)	(24,106)
	$327,539	$305,246	$-	$-	$327,539	$305,246

The following are the components of deferred tax reflected in the Balance Sheet as of June 30, 2014 and 2013:

COMPONENTS OF DEFERRED TAX ASSET	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Tax losses carried forward	$1,303,475	$1,592,888	$-	$-	$1,303,475	$1,592,888
Doubtful debts reserve	211,021	219,442	-	-	211,021	219,442
Accruals	56,991	36,891	-	-	56,991	36,891
	$1,571,487	$1,849,221	$-	$-	$1,571,487	$1,849,221

Deferred tax assets - current	$282,600	$718,767	$-	$-	$282,600	$718,767
Deferred tax assets - non current	1,288,887	1,130,454	-	-	1,288,887	1,130,454
	$1,571,487	$1,849,221	$-	$-	$1,571,487	$1,849,221

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

As of June 30, 2014, Moneytech had approximately $4,344,915 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of June 30, 2014, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL. The deferred tax assets of the US entities at June 30, 2014 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 16 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and the United States of America. All inter-company transactions are eliminated in consolidation.

For the years ended June 30, 2014 and 2013, geographic segment information is as follows:

	Year Ended June 30, 2014				Year Ended June 30, 2013
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$5,810,936	$-	$-	$5,810,936	$5,305,130	$-	$-	$5,305,130
Cost of Revenue	3,056,524	-	-	3,056,524	3,001,573	-	-	3,001,573
Total Expenses	2,544,589	1,162,525	-	3,707,114	2,177,467	-	-	2,177,467
Other Income (Expense)	714,793		-	714,793	441,908	-	-	441,908
Net Income (Loss) before tax from continuing operations	924,616	(1,162,525)	-	(237,909)	567,998	-	-	567,998
Discontinued operations	-	(301,280)	-	(301,280)	-	-	-	-
Assets	42,251,766	-	-	42,251,766	39,242,700	-	-	39,242,700
Debt	35,135,035	561,073	-	35,696,108	31,575,322	3,000	-	31,578,322

Note 17 – EQUITY INVESTMENT

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights. There was no exchange of cash or debt for the transaction and it was accounted for at its fair value of $0. The investment is accounted for by the equity method since the Company obtained a 37.5% equity interest.  Due to the continuous loss from inception through June 30, 2014 incurred by 360, the Company did not recognize any income or return from the investment as doing so would have created a negative carrying value in the investment account. The Company discontinued using the equity method rather than establish a negative balance. The investment retains a zero balance until subsequent investee profits eliminate all unrealized losses. 360 Market Pty Ltd incurred losses of $15,010, $40,365 and $7,077 in 2014, 2013 and 2012 respectively, resulting in an accumulated loss of $62,453 to be recovered before any income is recorded. In addition, 360 has had a negative equity position since inception of the investment thereby precluding any other disclosure regarding our underlying position in the net equity of 360.

Note 18 – COMMITMENTS

The Company leases two offices in Australia under renewable operating leases expiring on August 31, 2015 and July 31, 2015.

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 270 square meters of office and operations space pursuant to a lease agreement expiring in August 2015 subject to our right to renew for an additional year.  The annual rent for the premises is AUD $130,510.  In addition we occupy an office on Albany Highway, Victoria Park, Western Australia.  The initial term of the lease for this space expires July 31, 2015, at which time we can renew the lease for an additional 2 years.  The annual rent for the premises is AUD $17,043, subject to reset to market rate if we elect to renew the lease in August 2015.

For the years ended June 30, 2014 and 2013, the aggregate rental expense was USD $138,251 and USD $157,522, respectively.

Future minimum rental payments required under operating leases as of June 30, 2014 are as follows:

		USD $
Fiscal	2015	$138,993
	2016	$21,828
		$160,821

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through October 7, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

