Form 10-Q
period 2014-09-30
SOURCE FINANCIAL, INC.
filed 2014-11-14
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the Registrant had outstanding 7,671,632 shares of common stock, par value $0.001 per share.

SOURCE FINANCIAL, INC.

FORM 10-Q

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company.  Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed on October 14, 2014.

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

1

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

2

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,981,764	$10,730,743
Trade receivables, net	21,072,973	24,870,297
Inventories	20,790	18,450
Deferred tax asset	282,600	282,600
Other current assets	888,114	837,705
TOTAL CURRENT ASSETS	29,246,241	36,739,795

NON-CURRENT ASSETS
Intangible assets, net	3,402,642	3,632,536
Deferred tax asset	1,171,863	1,288,887
Property, plant and equipment, net	442,667	519,321
Goodwill	66,176	71,227
TOTAL NON-CURRENT ASSETS	5,083,348	5,511,971

TOTAL ASSETS	$34,329,589	$42,251,766

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Trade and other payables	$3,947,493	$7,023,958
Wholesale loan facility	23,276,506	27,746,303
Cash reserve	1,290,920	878,747
TOTAL CURRENT LIABILITIES	28,514,919	35,649,008

NON-CURRENT LIABILITIES

Shareholder's loan	43,751	47,100
TOTAL NON-CURRENT LIABILITIES	43,751	47,100

TOTAL LIABILITIES	28,558,670	35,696,108

STOCKHOLDER'S EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding net	-	-
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 par value, 50,000,000 shares authorized, 7,671,632 issued and outstanding at September 30, 2014 and June 30, 2014, respectively	7,672	7,672
Additional paid-in capital	15,065,784	15,027,915
Other accumulated comprehensive loss	(1,359,568)	(864,766)
Accumulated deficit	(7,943,019)	(7,615,213)
TOTAL STOCKHOLDER'S EQUITY	5,770,919	6,555,658

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$34,329,589	$42,251,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended
	September 30, 2014	September 30, 2013
		(Restated)

Revenue	$1,143,170	$1,192,395
Cost of revenue	816,818	774,207
Gross profit	326,352	418,188

Operating Expenses

Compensation expenses	337,124	155,176
Research and development expense	130,539	109,398
Bad debt expenses	67,953	220,993
Professional expenses	85,004	27,374
Occupancy expenses	62,523	59,072
Depreciation expense	18,430	20,074
General and administration expenses	126,952	125,977
Total operating expenses	828,525	718,064
(Loss) from operations	(502,173)	(299,876)

Other Income (Expense)
Research and development grant	152,675	183,300
Interest income	29,992	26,839
Other income (expense)	(2,463)	(3,069)
Total Other Income	180,204	207,070

(Loss) from continuing operations before income taxes	(321,969)	(92,806)

Provision for income taxes	5,837	49,152

Net (loss) from continuing operations	(327,806)	(141,958)

Net (loss) from discontinued operations	-	(171,154)

Net (loss)	(327,806)	(313,112)

Other comprehensive income
Foreign currency translation	(494,802)	141,293

Comprehensive loss	$(822,608)	$(171,819)

Net (loss) per share
Basic and Diluted:
Continuing operations	$(0.035)	$(0.014)
Discontinued	-	(0.016)
Total	$(0.035)	$(0.030)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	9,402,356	10,373,128
Diluted	9,402,356	10,373,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2014	7,671,632	$7,672	5,000	$50	$15,027,915	$(864,766)	$(7,615,213)	$6,555,658

Issuance of stock options	-	-	-	-	37,869	-	-	37,869

Net (loss) for the three months ended September 30, 2014	-	-	-	-	-	(494,802)	(327,806)	(822,608)

Balance September 30, 2014	7,671,632	$7,672	5,000	$50	$15,065,784	$(1,359,568)	$(7,943,019)	$5,770,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30, 2014	September 30, 2013
		(Restated)

Net (loss)	$(327,806)	$(313,112)
Net (loss) from discontinued operations	-	(171,154)
Net (loss) from continuing operations	(327,806)	(141,958)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	197,872	177,366
Stock options issued for compensation	37,869	67,422

(Increase) decrease in assets:
Trade receivables, net	2,150,114	(421,787)
Inventories	(3,857)	(10,250)
Deferred tax asset	5,906	49,141
Other assets	(116,014)	(150,353)
(Decrease) in current liabilities:
Trade payables	(2,774,288)	(348,010)
Net cash (used in) operating activities	(830,204)	(778,429)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,497)	(49,335)
Development of intangible assets	(183,553)	(167,590)
Net cash (used in) investing activities	(185,050)	(216,925)

Cash flows from financing activities
Wholesale loan facility, net	(2,645,463)	836,053
Capital Reserve	501,649	(15,546)
Net cash (used in) provided by financing activities	(2,143,814)	820,507

Net cash (used in) continuing operations	(3,159,068)	(174,847)

Cash flows from discontinued operations
Net cash (used in) operating activities from discontinued operations	-	(110,779)
Net cash provided by investing activities from discontinued operations	-	(10,121)
Net cash provided by financing activities from discontinued operations	-	55,866
Net cash (used in) discontinued operations	-	(65,034)

Effect of exchange rate changes on cash and cash equivalents	(589,911)	134,605
Net increase in cash and cash equivalents	(3,748,979)	(105,276)
Cash and cash equivalents at beginning of period - continuing operations	10,730,743	7,140,539
Cash and cash equivalents at beginning (end) of period - discontinued operations	-	65,288
Cash and cash equivalents at the end of the period	$6,981,764	$7,100,551

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$457,756	$466,443

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$37,869	$70,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal years ended June 30, 2014.  Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

As this is a non-reciprocal transfer of non-monetary assets with a certain group of shareholders, this transfer has been recorded at the fair value of the asset transferred. Management believes the net book value of the assets transferred, which is the same as the investment in Wiki Technologies, Inc., is the reasonable fair market value. It has been booked on transfer date at the recorded amount (less any impairment on assets distributed) in accordance with modifications of the basic principle of using Fair Value. As such a $0 loss on disposal has been reported in the year ended June 30, 2014.

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

NET RESULT FROM DISCONTINUED OPERATIONS	For the three months ended
	September 30
	2014	2013
Revenue	$-	$1,639
Cost of Revenue	-	22,332
Gross (Loss)	-	(20,693)
Operating Expenses	-	149,801
(Loss) from operations	-	(170,494)
Other income	-	(660)
(Loss) before tax	-	(171,154)
Tax	-	-
(Loss) after tax	$-	$(171,154)

The discontinued operations of Wiki Technologies, Inc. were reported in the United States of America segment in our geographic segment information as per Note 16.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Source Financial (“Source”) and its wholly owned subsidiaries Moneytech Limited (“Moneytech”), Moneytech Finance Pty Ltd, mPayments Pty Ltd., Moneytech POS Pty Ltd., Moneytech Services Pty Ltd, Moneytech USA and WikiTechnologies, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Exchange (Loss) Gain

During the three months ended September 30, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Income Taxes

The Company utilizes the liability method of accounting for income tax. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the current enacted tax rates in effect for the years in which these differences are expected to reverse.

The Company has adopted accounting standards for the accounting for uncertain income taxes. These standards provide guidance for the accounting and disclosure about uncertain tax positions taken. Management believes that all of the positions taken in its federal and states income tax returns are more likely than not to be sustained upon examination.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2014 and June 30, 2014, the Company had $6,981,764 and $10,730,743 in cash respectively, all of which was on deposit in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Bad Debt Insurance

As a condition of the RPA (See Note 9), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of September 30, 2014 and June 30, 2014, the Company had insurance claims receivables of $29,810 and $32,085, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2014 and June 30, 2014, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of September 30, 2014 and June 30, 2014, Property, Plant & Equipment consisted of the following:

	September 30	June 30
	2014	2014
Office equipment	$34,450	$37,079
Furniture and fixtures	220,876	237,734
Terminals	81,127	87,319
Computers and software	1,269,812	1,365,207
Accumulated Depreciation	(1,163,598)	(1,208,018)
	$442,667	$519,321

For the three months ended September 30, 2014 and 2013, depreciation expense consisted of the following:

	Three months ended
	September 30
	2014	2013
Depreciation, cost of revenue	$29,130	$25,734
Depreciation, operating	18,430	20,074
Total depreciation expense	$47,560	$45,808

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

As of September 30, 2014 and June 30, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2014 and 2013:

	Three months ended
	September 30
	2014	2013

Net (loss) from continuing operations	$(327,806)	$(141,958)
Net result from discontinued operations	-	(171,154)
Net (loss)	$(327,806)	$(313,112)

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	9,402,356	10,373,128
Dilutive effect of stock options	-	-
Diluted	9,402,356	10,373,128

	Three months ended
	September 30
	2014	2013
Net (loss) per share
Basic and diluted:
Continuing operations	$(0.035)	$(0.014)
Discontinued	$-	$(0.016)
Total	$(0.035)	$(0.030)

Options to purchase up to 120,737 and 41,249 shares of common stock were anti-dilutive during the three months ended September 30, 2014 and 2013 respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of June 30, or more frequently if events or changes in circumstances indicate that impairment may exist.

The Company evaluated its goodwill for impairment on September 30, 2014, and concluded there was no impairment as of that date.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2014.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended September 30, 2014 that we believe would have a material impact on our financial position or results of operations.

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

As of September 30, 2014 and June 30, 2014, trade receivables consist of the following:

	September 30	June 30
	2014	2014
Trade receivables	$21,804,796	$25,573,699
Allowance for bad debt	(731,823)	(703,402)
Total trade receivables, net	$21,072,973	$24,870,297

AGE ANALYSIS OF PAST DUE TRADE RECEIVABLES	September 30	June 30
	2014	2014
1 - 30 Days Past Due	$496,246	$695,116
31 - 60 Days Past Due	404,323	59,212
Greater than 60 Days Past Due	1,439,393	890,205
Total Past Due	2,339,962	1,644,533
Current	19,464,834	23,929,166
Total Trade Receivables	$21,804,796	$25,573,699
Recorded Investment > 60 Days and accruing	$519,144	$23,007

ALLOWANCE FOR DOUBTFUL DEBTS AND RECORDED INVESTMENT	September 30	September 30
	2014	2013

Allowance for doubtful debts
Beginning balance	$703,402	731,475
Charge-offs	(4,571)	(130,897)
Recoveries	-	-
Provision	87,355	222,173
Other comprehensive income (fx differences)	(54,363)	15,530
Ending balance	$731,823	$838,281

Ending balance - individually evaluated for impairment	$702,643	$802,387
Ending balance - collectively evaluated for impairment	$29,180	$35,894

Trade receivables
Ending balance	$21,804,796	$25,573,699
Ending balance - individually evaluated for impairment	$2,339,962	$1,644,533
Ending balance - collectively evaluated for impairment	$19,464,834	$23,929,166

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	September 30	June 30
	2014	2014

Trade receivables	$697,023	$1,079,337
Total Financing Receivables	$697,023	$1,079,337

IMPAIRED LOANS	September 30, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$697,023	$706,865	$731,823	$1,015,258	$5,053
	$697,023	$706,865	$731,823	$1,015,258	$5,053
Total
Trade receivables	$697,023	$706,865	$731,823	$1,015,258	$5,053
	$697,023	$706,865	$731,823	$1,015,258	$5,053

	June 30, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,079,337	$797,842	$703,402	$1,354,838	$78,488
	$1,079,337	$797,842	$703,402	$1,354,838	$78,488
Total
Trade receivables	$1,079,337	$797,842	$703,402	$1,354,838	$78,488
	$1,079,337	$797,842	$703,402	$1,354,838	$78,488

Note 5 – OTHER ASSETS

Other assets consist of the following as of September 30, 2014 and June 30, 2014:

	September 30	June 30
Other current assets	2014	2014
Research & development grant receivable	$660,776	$555,780
Insurance claim receivable	29,810	32,085
Prepayment	21,967	43,697
Other assets	175,561	206,143
	$888,114	$837,705

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of September 30, 2014 and June 30, 2014:

	September 30	June 30
	2014	2014
Moneytech and mPayments software	$6,313,576	$6,608,596
Accumulated amortization	(2,910,934)	(2,976,060)
	$3,402,642	$3,632,536

The intangible assets are amortized over 10-12 years. Amortization expense of $150,312 and $131,558 was included in cost of revenues for the three months ended September 30, 2014 and 2013, respectively.

Note 7 – GOODWILL

As of September 30, 2014 and June 30, 2014, the Goodwill was comprised of the following:

	September 30	June 30
	2014	2014
Acquisition cost of Moneytech POS Pty Ltd.	$94,084	$101,265
Fixed assets received	(52,414)	(56,414)
Liability assumed	24,506	26,376
Acquisition cost assigned to goodwill	$66,176	$71,227

Note 8 – TRADE AND OTHER PAYABLES

As of September 30, 2014 and June 30, 2014, trade and other payables consist of the following:

	September 30	June 30
	2014	2014
Trade payables	$3,096,831	$6,195,424
Accrued consulting costs	561,073	561,073
Employee benefits	151,833	161,906
Other liabilities	137,756	105,555
Total payables	$3,947,493	$7,023,958

Note 9 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	September 30	June 30
	2014	2014
Wholesale loan facility	$23,276,506	$27,746,303
Cash reserve liabilities	1,290,920	878,747
	$24,567,426	$28,625,050

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$40 million as of September 30, 2014 and June 30, 2014, respectively. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013. In 2014, the facility limit was extended to AUD$40 million and renewed until December 31, 2014. Interest expense charged to cost of revenue related to the loan for the three months ended September 30, 2014 and 2013 was approximately USD $457,756 and USD $465,783, respectively.

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

Note 10 – SHAREHOLDER’S LOAN

	September 30	June 30
	2014	2014
Shareholder's loan	$43,751	$47,100
	$43,751	$47,100

Shareholder’s Loan

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 11 – STOCKHOLDER’S EQUITY

Preferred Stock

The Company has 1,000,000 undesignated shares of Preferred Stock authorized, each having a par value of $0.01, as of September 30, 2014 and June 30, 2014 after giving effect to the authorized shares discussed below. There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of September 30, 2014 and June 30, 2014 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of September 30, 2014 and June 30, 2014 after giving effect to the authorized shares discussed below. There were 7,671,632 shares issued and outstanding as of September 30, 2014 and June 30, 2014.

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

On February 11, 2014, 2,140,000 shares which had previously been issued to Edward DeFeudis and Marco Garibaldi were returned for cancellation as per the terms of the Share Settlement agreement as further detailed in Footnote 2.

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

	Number of Shares
	September 30	September 30
	2014	2013
Granted but not issued at July 1	-	338,368
Issued during three months ended September 30	-	-
Granted during three months ended September 30	-	170,632
Cancelled during three months ended September 30	-	-
Reclassified to other liabilities during three months ended September 30	-	-
Granted but not issued at September 30	-	509,000

The Company believes the shares originally to be issued were cancelled due to non-performance as of June 30, 2014.

Note 13 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor could receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share. The options vested and become exercisable immediately upon grant with a 3 year life. As of September 30, 2014, 14,500 of the Performance Based Stock Options are vested. As a result of the return of WTI, as further detailed in footnote 2, no additional shares can be vested. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date Fair Value of options was $249,995.

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

The Company recorded $70,122 and $37,869 option expense in the three months ended September 30, 2014 and 2013, respectively.

The following is a summary of the activity and position as of the three months ended September 30, 2014 and 2013.

	Three months ended
	September 30
	2014	2013
Outstanding at July 1	350,000	100,000
Granted	-	250,000
Exercised	-	-
Expired	-	-
Outstanding at September 30	350,000	350,000
Exercisable at September 30	120,737	41,249

Options outstanding at September 30, 2014 are as follows:

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life	Exercise		Exercise
	Options	(Years)	Price	Options	Price
Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)
$1.30 to $2.50	350,000	5.16	$2.09	120,737	$1.92

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 14 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014 and 2013, the Company paid a company controlled by the President of Moneytech for consulting services $73,381 and $26,142 respectively.

Note 15 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three months ended September 30, 2014 and 2013:

INCOME TAX EXPENSE	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	5,837	49,152	-	-	$5,837	$49,152
Total	$5,837	$49,152	$-	$-	$5,837	$49,152

The following are the components of income before income tax reflected in the Statement of Operations for the three months ended September 30, 2014 and 2013:

COMPONENTS OF INCOME BEFORE INCOME TAX	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
(Loss) income from continuing operations	$(109,441)	$53,814	$(212,528)	$(146,620)	$(321,969)	$(92,806)
Net loss from discontinued operations	-	-	-	(171,154)	-	(171,154)
(Loss) income before Income tax	$(109,441)	$53,814	$(212,528)	$(317,774)	$(321,969)	$(263,960)

Income tax	$5,837	$49,152	$-	$-	$5,837	$49,152
Effective tax rate	(5)%	91%	-%	-%	(2)%	(19)%

The Company did not have a United States tax paying entity during the three months ended September 30, 2014.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three months ended September 30, 2014 and 2013:

INCOME TAX RATE RECONCILIATION	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	-%	-%	(4)%	(4)%
Research and development grant income	42%	(66)%	-%	-%	14%	14%
Research and development grant eligible expenditure	(36)%	54%	-%	-%	(12)%	(11)%
Research and development grant eligible amortisation	(41)%	73%	-%	-%	(14)%	(15)%
USA losses	-%	-%	(34)%	(34)%	(20)%	(37)%
Tax expenses at actual rate	(5)%	91%	-%	-%	(2)%	(19)%

The following are the components of deferred tax reflected in the Statement of Operations for the three months ended September 30, 2014 and 2013:

COMPONENTS OF DEFERRED TAX EXPENSE	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Tax losses carried forward	$37,702	$76,533	$-	$-	$37,702	$76,533
Doubtful debts reserve	(13,824)	(27,383)	-	-	(13,824)	(27,383)
Accruals	(18,041)	2	-	-	(18,041)	2
	$5,837	$49,152	$-	$-	$5,837	$49,152

The following are the components of deferred tax reflected in the Balance Sheet as of September 30, 2014 and June 30, 2014:

COMPONENTS OF DEFERRED TAX ASSET	September 30	June 30	September 30	June 30	September 30	June 30
	2014	2014	2014	2014	2014	2014
	Australia		United States		Total
Tax losses carried forward	$1,175,317	$1,303,475	$-	$-	$1,175,317	$1,303,475
Doubtful debts reserve	209,132	211,021	-	-	209,132	211,021
Accruals	70,014	56,991	-	-	70,014	56,991
	$1,454,463	$1,571,487	$-	$-	$1,454,463	$1,571,487

Deferred tax assets - current	$282,600	$282,600	$-	$-	$282,600	$282,600
Deferred tax assets - non current	1,171,863	1,288,887	-	-	1,171,863	1,288,887
	$1,454,463	$1,571,487	$-	$-	$1,454,463	$1,571,487

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

As of September 30, 2014, Moneytech had approximately $3,917,723 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of September 30, 2014, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL. The deferred tax assets of the US entities at September 30, 2014 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 16 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and the United States of America. All inter-company transactions are eliminated in consolidation.

For the three months ended September 30, 2014 and 2013, geographic segment information is as follows:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$1,143,170	$-	$-	$1,143,170	$1,192,395	$-	$-	$1,192,395
Cost of Revenue	816,818	-	-	816,818	774,207	-	-	774,207
Total Expenses	615,997	212,528	-	828,525	571,445	146,619	-	718,064
Other Income (Expense)	180,204		-	180,204	207,070	-	-	207,070
Net Income (Loss) before tax from continuing operations	(109,441)	(212,528)	-	(321,969)	53,813	(146,619)	-	(92,806)
Discontinued operations	-	-	-	-	-	(171,154)	-	(171,154)
Assets	34,890,662	-	(561,073)	34,329,589	40,650,054	59,524	(78,691)	40,630,887
Debt	28,558,670	561,073	(561,073)	28,558,670	32,612,101	190,097	(78,691)	32,723,507

Note 17 – EQUITY INVESTMENT

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights. There was no exchange of cash or debt for the transaction and it was accounted for at its fair value of $0. The investment is accounted for by the equity method since the Company obtained a 37.5% equity interest.  Due to the continuous loss from inception through September 30, 2014 incurred by 360, the Company did not recognize any income or return from the investment as doing so would have created a negative carrying value in the investment account. The Company discontinued using the equity method rather than establish a negative balance. The investment retains a zero balance until subsequent investee profits eliminate all unrealized losses. 360 Market Pty Ltd incurred a profit of $20,422 in the three months ended September 30, 2014 and losses of $15,010, $40,365 and $7,077 in the fiscal years ended 2014, 2013 and 2012 respectively, resulting in an accumulated loss of $42,031 to be recovered before any income is recorded. In addition, 360 has had a negative equity position since inception of the investment thereby precluding any other disclosure regarding our underlying position in the net equity of 360.

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

For the three months ended September 30, 2014 and 2013, the aggregate rental expense was USD $37,558 and USD $35,648, respectively.

Future minimum rental payments required under operating leases as of September 30, 2014 are as follows:

USD $
Fiscal 2015	$96,854
2016	$20,280
$117,134

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through November 14, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Three months ended September 30, 2014 and 2013

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended September 30, 2014 (“Q1 2015”) and 2013 (“Q1 2014”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the three months ended September 30, 2014 and 2013:

	For the three months ended		$	%
	September 30		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	1,143,170	1,192,395	(49,225)	(4)%
Confirmed capital and credit express	1,027,405	1,060,052	(32,647)	(3)%
Interest revenue	636,817	666,139	(29,322)	(4)%
Fees	388,737	336,074	52,663	16%
Other revenue	1,851	57,839	(55,988)	(97)%
Payment services	96,120	104,008	(7,888)	(8)%
Giftcard program revenue	20,474	22,752	(2,278)	(10)%
Other revenue	75,646	81,256	(5,610)	(7)%
Other revenue	19,645	28,335	(8,690)	(31)%
360FX customer referral	18,846	27,681	(8,835)	(32)%
Foreign exchange	530	1,153	(623)	(54)%
Other revenue	269	(499)	768	(154)%
Cost of revenue	816,818	774,207	42,611	6%
Confirmed capital and credit express	605,810	598,644	7,166	4%
Interest expense	457,756	463,070	(5,314)	(1)%
Account Issuing Expenses	63,909	36,236	27,673	76%
Insurance	70,147	38,163	31,984	84%
Other	13,998	61,175	(47,177)	(77)%
Payment services	31,565	17,894	13,671	76%
Gift card expenses	6,146	7,966	(1,820)	(23)%
Other	25,419	9,928	15,491	156%
Depreciation and amortization	179,443	157,669	21,774	14%
Other cost of revenue	-	-	-	-
Gross profit	326,352	418,188	(91,836)	(22)%
Operating expenses	828,525	718,064	110,461
Compensation expenses	337,124	155,176	181,948	117%
Research and development expense	130,539	109,398	21,141	19%
Bad debt expenses	67,953	220,993	(153,040)	(69)%
Professional expenses	85,004	27,374	57,630	211%
Occupancy expenses	62,523	59,072	3,451	6%
Depreciation expense	18,430	20,074	(1,644)	(8)%
General and administration expenses	126,952	125,977	975	1%
(Loss) income from operations	(502,173)	(299,876)	(202,297)	67%

Other income	180,204	207,070	(26,866)	(13)%

(Loss) income before income tax	(321,969)	(92,806)	(229,163)	247%

Income tax expense	5,837	49,152	(43,315)	(88)%

Net (loss) income from continuing operations	(327,806)	(141,958)	(185,848)	131%

Net result from discontinued operations	-	(171,154)	171,154	NA

Net (loss) income	(327,806)	(313,112)	(14,694)	5%
Other comprehensive loss
Foreign currency translation	(494,802)	141,293	(636,095)	(450)%
Comprehensive loss	(822,608)	(171,819)	(650,789)	379%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the three months ended September 30, 2014 and 2013.

	For the three months ended		$	%	% Revenue / Cost of
	September 30		Increase	Increase	revenue
	2014	2013	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	1,235,457	1,301,030	(65,573)	(5)%	(5)%
Confirmed capital and credit express	1,110,346	1,156,975	(46,629)	(4)%	(4)%
Interest revenue	688,226	728,203	(39,977)	(5)%	(3)%
Fees	420,120	365,815	54,305	15%	4%
Other revenue	2,000	62,957	(60,957)	(97)%	(5)%
Payment services	103,880	113,213	(9,333)	(8)%	(1)%
Giftcard program revenue	22,127	24,766	(2,639)	(11)%	(0)%
Other revenue	81,753	88,447	(6,694)	(8)%	(1)%
Other revenue	21,231	30,842	(9,611)	(31)%	(1)%
360FX customer referral	20,367	30,130	(9,763)	(32)%	(1)%
Foreign exchange	573	1,255	(682)	(54)%	(0)%
Other revenue	291	(543)	834	(154)%	0%
Cost of revenue	882,760	846,891	35,869	4%	4%
Confirmed capital and credit express	654,717	655,791	(1,074)	(0)%	(0)%
Interest expense	494,711	508,219	(13,508)	(3)%	(2)%
Account Issuing Expenses	69,068	39,443	29,625	75%	3%
Insurance	75,810	41,540	34,270	82%	4%
Other	15,128	66,589	(51,461)	(77)%	(6)%
Payment services	34,113	19,478	14,636	75%	2%
Gift card expenses	6,643	8,671	(2,029)	(23)%	(0)%
Other	27,471	10,806	16,665	154%	2%
Depreciation and amortization	193,929	171,622	22,307	13%	3%
Other cost of revenue	-		-	-	-
Gross profit	352,697	454,139	(101,442)	(22)%

Revenue

 Consolidated revenue from continuing operations for Q1 2015 was approximately $1,143,170, a decrease of $49,225 or 4% from our consolidated revenue from continuing operations for Q1 2014 of $1,192,395.  Excluding differences attributable to changes in foreign exchange rates, revenue decreased 5%, primarily as a result of a 4% decrease in Confirmed Capital and Credit Express revenues which accounted for nearly all of the 5% decrease. Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue decrease is mainly attributable to an decrease in interest revenue of 5% offset by a 15% increase in fees charged to new customers to set up their accounts and to customers who do not meet their payment terms and a decrease in other revenue of 97%.  The lines of credit we funded were approximately AUD$89 million during the three months ended September 30, 2014 and AUD$85 million during the three months ended September 30, 2014.  The other revenue increase is primarily attributable to decreases in referrals of Moneytech’s customers to 360 Markets for foreign exchange services. The small decrease in payment services revenue is mainly attributable to a decrease in breakages associated with expired gift cards and an increase in revenues at MPOS and mPay.  MPOS and mPay are subsidiaries of Moneytech which provide money transfer services in Australia.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs was $816,818 in the three months ended September 30, 2014, an increase of $42,611 or 6% from our cost of revenue of $774,207 for the three months ended September 30, 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 4% primarily as a result of increases in depreciation and amortization costs which accounted for 3 percentage points of the 4% increase, increases in payment services costs of 75% which accounted for approximately 2 percentage points of the 4% increase and increases in Confirmed Capital and Credit Express costs for the remainder.  Excluding differences attributable to changes in foreign exchange rates, the slight decrease in Confirmed Capital and Credit Express costs is mainly attributable to a 75% increase in account issuing expenses, a slight decrease of 3% in interest expense, an increase of 82% in insurance costs and a decrease in fees associated with existing accounts of 77%.  Our interest expense decreased slightly year over year as growth in the volume of credit lines funded in the first quarter of fiscal 2014 was offset by decreases in the amounts funded in the first quarter of fiscal 2015 as a result of the default off Confirmed Capital customers.  The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay and the increase in amortization is attributable to increased investment in intangibles.

Our profit from continuing operations, decreased $91,836 from $418,188 in the quarter ended September 30, 2013 to $326,352 in the quarter ended September 30, 2014.  This was primarily attributable to net interest and fee revenue decreases at Confirmed Capital and Credit Express. Decline in performance in the payments services business also contributed to the decrease. Net interest and fee revenues decreased primarily because of the loss of confirmed capital customers in the second half of fiscal 2014. The decrease in net interest and fee revenues was primarily due to a decrease in net interest margin because of an increase in fees charged on the portion of the wholesale facility that was not advanced as a result of the loss of these customers. The payments services business was impacted by increased costs of licenses used in the business.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense for Q1 2015 was $67,953, representing a decrease of $153,040 from bad debt expense of $220,993 for Q1 2014. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.88% and 1.93% as of September 30, 2014 and 2013 respectively.  The percentage of delinquent balances in our portfolio averaged 1.65% and 1.99% in the three months ended September 30, 2014 and 2013 respectively.  The average collection period in our portfolio increased from 45 days to 47 days during the three months ended September 30, 2014 and decreased from 45 to 41 days during the three months ended September 30, 2013. Bad debts as a percentage of amount funded was 0.09% and 0.27% in the three months ended September 30, 2014 and 2013 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $263,501 or 53% from $497,071 in the first quarter 2014 to $760,572 in the first quarter 2015. This increase is primarily attributed to compensation costs ($181,948 or 117%), professional expenses ($57,630 or 211%) and research and development expenses ($21,141 or 19%).  The compensation costs increase reflects costs of our CFO, Business Development Officer, other staff and non-executive directors that were not yet incurred in the first quarter 2014. These costs are expected to remain in fiscal 2015.  The professional expenses increase primarily reflects increases in legal fees ($49,081) and stock broking and advisory fees ($10,231).  Management anticipates these expenses will continue in the short term but be reduced significantly in total in fiscal 2015.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In Q1 2015 we accrued AUD $165,000 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government. Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment. It is not a return of tax. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for Q1 2015 was $321,969, as opposed to a net loss of $92,806 for Q1 2014.  As a result of $5,837 in taxes incurred in Q1 2015, we incurred a net loss after tax for Q1 2015 of $327,806, as compared to a net loss after tax for Q1 2014 of $141,958.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable during the quarter, primarily because Confirmed Capital customers lost on their default have not yet been replaced. Expenses of being a public company in the United States continues to weigh on overall profitability.

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

The average AUD/USD exchange rates were 1 to 0.9165 and 1 to 0.9253 in Q1 2014 and Q1 2015, respectively.

Comparison of Balance Sheet Data as at September 30, 2014 and June 30, 2014

Set forth below are certain items from our Consolidated Balance Sheet at September 30, 2014 and June 30, 2014:

	September 30	June 30
	2014	2014
Cash and cash equivalents	$6,981,764	$10,730,743
Trade Receivables	21,072,973	24,870,297
Total Assets	$34,329,589	$42,251,766

Wholesale Loan Facility	$23,276,506	$27,746,303
Total Liabilities	$28,558,670	$35,696,108

Total Equity	$5,770,919	$6,555,658

Trade receivables, Total Assets, Wholesale Loan Facility and Total Liabilities have decreased as a result of the loss, as a result of their default, of a Confirmed Capital customer at June 30, 2014.

Set forth below are certain items from our Statement of Cash Flows for the three months ended September 30, 2014 and 2013:

	For the three months ended
	September 30
	2014	2013
Net cash (used in) operating activities	$(830,204)	$(778,429)
Net cash (used in) investing activities	(185,050)	(216,925)
Net cash (used in) provided by financing activities	(2,143,814)	820,507
Net cash (used in) discontinued operations	-	(65,034)
Exchange rate effect on cash	(589,911)	134,605
Net Cash outflow	$(3,748,979)	$(105,276)

Net cash provided by (used in) operating activities

During the three months ended September 30, 2014, we used approximately $830,204 of net cash in our operating activities. This reflects our net loss from continuing operations of $327,806 plus $502,398 used by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $2,150,114 and an increase in trade payables of $2,774,288. Trade receivables decreased due to a decrease in credit lines provided as a result of the default of a Confirmed Capital customer. Trade payables decreased as monies received on behalf of customers were paid to our customers. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $197,872 and stock options and shares issued for compensation of $37,869.

During the three months ended September 30, 2013, we used approximately $778,429 of net cash in our operating activities.  This reflects our net loss from continuing operations of $141,958 plus $636,471 cash used by changes in operating assets and liabilities and adjustments for non-cash items.   Cash used by working capital items and other activities was primarily impacted by an increase in trade receivables of $421,787 and an increase in buyer payments and sellers’ liabilities and other items using $348,010. Adjustments for non-cash items consisted of depreciation and amortization $177,366 and stock options and shares issued for compensation of $67,422.

Net cash (used in) investing activities

During the three months ended September 30, 2014, net cash used in investing activities of $185,050 was primarily impacted by $183,553 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the three months ended September 30, 2013, net cash used in investing activities of $216,925 primarily reflects capitalized costs incurred on the development of intangible assets, principally software related incurred in the development of The Moneytech Exchange.

Net cash (used in) provided by financing activities

During the three months ended September 30, 2014, net cash used in financing activities of $2,143,814 primarily reflects a decrease in our borrowings under the Wholesale Loan Facility of $2,645,463.  Additions to our capital reserve accounts by our customers of $501,649 account for the difference.

During the three months ended September 30, 2013 net cash provided by financing activities of $820,507 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $836,053.  Repayments of capital reserve accounts to our customers of $15,546 account for the difference.

Net cash provided by discontinued operations

During the three months ended September 30, 2013, net cash used by discontinued operations of $65,034 primarily reflects the losses made by the Wiki business of $171,154 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $60,375.  Net cash used by investing activities of $10,121 and provided by financing activities of 55,866 accounts for the difference.

Net cash inflow

During the three months ended September 30, 2014, net cash decreased by $3,748,979 as compared to the three months ended September 30, 2013, where net cash decreased by $105,276.

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

Credit Facility

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at September 30, 2014 our borrowing capacity was limited to AUD $40 million and the total amount drawn against the facility was $23,276,506.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2013.  In 2014, the facility interim agreed upon limit has been extended to AUD$40 million and renewed until December 31, 2014.

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

Exchange (Loss) Gain

During the three months and nine months ended September 30, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

PART II     OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014 which are incorporated by reference into this report.

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

SOURCE FINANCIAL, INC.

November 14, 2014	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

November 14, 2014	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)

