Form 10-K/A
period 2014-06-30
SOURCE FINANCIAL, INC.
filed 2015-01-13
CIK 846377

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
(Do not check if a smaller reporting company)

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

Explanatory Note

This amendment amends Item 15 in response to a comment letter from the staff of the Securities and Exchange Commission.

2

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

(2) Financial Statement Schedules: None

(3) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 10, 2012 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 14, 2012).

2.2	Share Exchange Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-196225) filed on August 4, 2014).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-153798) declared effective on March 13, 2009).

4.1	Form of 12% convertible promissory note (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on May 1, 2013).

10.1	Employment Agreement between Moneytech and Hugh Evans (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on October 15, 2013).

10.2	Employment Agreement between WikiTechnologies and Edward DeFeudis (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on October 15, 2013).

10.3	Employment Agreement between WikiTechnologies and Marco Garibaldi (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on October 15, 2013).

10.4	Receivables Purchase Agreement, as amended (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on October 15, 2013).

10.5	Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2013).

10.6	Restricted Stock Option Agreement effective May 9, 2013 with Edward DeFeudis (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.7	Restricted Stock Option Agreement effective May 9, 2013 with Marco Garibaldi (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.8	Stock Option Agreement dated July 19, 2013 with Klaus Selinger (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed on October 15, 2013).

3

10.9	Stock Option Agreement dated July 19, 2013 with John Wolfgang (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on October 15, 2013).

10.10	Stock Option Agreement dated July 19, 2013 with Richard Allely (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on October 15, 2013).

10.11	Lease dated September 13, 2011 for Suites 101A and 101B, Level 6, 97-103 Pacific Highway, North Sydney, Australia (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on October 15, 2013).

10.12	Lease dated July 25, 2013 for Suite 8, 842 Albany Highway, Victoria Park, Australia (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on October 15, 2013).

10.13	Escrow Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013).

10.14	Letter Agreement dated May 28, 2013 with Hugh Evans concerning Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2013).

10.15	Service Agreement dated April 19, 2013 by and among Source, WikiTechnologies and 24 Seven Technologies, Inc. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on October 15, 2013).

10.16	Consulting Agreement between Source and Market Street Investor Relations LLC, dated July 9, 2013 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on October 15, 2013).

10.17	Note Purchase Agreement with Robert Pearson dated October 31, 2012 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on May 1, 2013).

10.18	Note Cancellation Agreement dated November 15, 2012 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on May 1, 2013).

10.19	Separation Agreement dated February 11, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2014).

10.20	Australian Financial Services License. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.21	Distributor Program Agreement between mPayments Pty Limited and Hubbed Pty Limited (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.22	Referral Agreement dated April 30, 2013 between Hubbed Pty Limited and Moneytech Services Pty Limited (incorporated by reference to Exhibit 10.22 to 24 to Registration Statement on Form 10/A (Amendment No. 3) filed on November 13, 2014).

10.23	Letter dated March 13, 2014 from Westpac extending and amending the Westpac Receivables Purchase Agreement. (Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.24	Tripartite Agreement dated January 13, 2013 by and among Moneytech Limited, Moneytech Services Pty Limited and 360 Markets Pty Limited. (incorporated by reference to Exhibit 10.24 to Registration Statement on Form 10/A (Amendment No. 3) filed on November 13, 2014).

10.25	Authorised Representative Agreement dated September 3, 2012 between Moneytech Limited and 360 Pty Limited (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K/A filed on May 1, 2014).

4

10.26	Employment Agreement dated April 7, 2014 between Moneytech Services Pty Limited and David Frost.(incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-196225) filed on May 23, 2014).

10.27	Euler Hermes Insurance Policy (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-196225) filed on May 23, 2014).

10.28	Master Agreement entered into on May 28, 2014 by and among Moneytech Limited, Moneytech Services Pty Limited, 360 Markets Pty Limited and Jason Hugo.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K/A filed on May 1, 2014).

16.1	Letter from P.S. Stephenson & Co., P.C. (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on September 27, 2013).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K/A filed on May 1, 2014).

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this amendment

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Source Financial, Inc.

	By:	/s/ Hugh Evans
Dated: January 13, 2015		Hugh Evans
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Brian M. Pullar
Dated: January 13, 2015		Brian M. Pullar
Chief Financial Officer
(principal financial and accounting officer)