Form 10-Q
period 2014-12-31
SOURCE FINANCIAL, INC.
filed 2015-02-12
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 8, 2015, the Registrant had outstanding 7,671,632 shares of common stock, par value $0.001 per share.

SOURCE FINANCIAL, INC.

FORM 10-Q

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company.  Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Forms 10-K and 10-K/A for the fiscal year ended June 30, 2014 filed on October 14, 2014 and January 13, 2015.

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

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2014	June 30, 2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,999,111	$10,730,743
Trade receivables, net	19,120,955	24,870,297
Inventories	17,919	18,450
Deferred tax asset	246,060	282,600
Other current assets	989,311	837,705
TOTAL CURRENT ASSETS	28,373,356	36,739,795

NON-CURRENT ASSETS
Intangible assets, net	3,176,274	3,632,536
Deferred tax asset	1,001,441	1,288,887
Property, plant and equipment, net	380,281	519,321
Goodwill	62,018	71,227
TOTAL NON-CURRENT ASSETS	4,620,014	5,511,971

TOTAL ASSETS	$32,993,370	$42,251,766

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Trade and other payables	$5,295,899	$7,023,958
Wholesale loan facility	21,265,457	27,746,303
Cash reserve	1,125,724	878,747
TOTAL CURRENT LIABILITIES	27,687,080	35,649,008

NON-CURRENT LIABILITIES

Shareholder's loan	41,002	47,100
TOTAL NON-CURRENT LIABILITIES	41,002	47,100

TOTAL LIABILITIES	27,728,082	35,696,108

STOCKHOLDER'S EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 and $0.1 par value, 50,000,000 shares authorized, 7,671,632 issued and outstanding at December 31, 2014 and June 30, 2014, respectively	7,672	7,672
Additional paid-in capital	15,103,653	15,027,915
Other accumulated comprehensive loss	(1,763,479)	(864,766)
Accumulated deficit	(8,082,608)	(7,615,213)
TOTAL STOCKHOLDER'S EQUITY	5,265,288	6,555,658

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$32,993,370	$42,251,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended		Six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
		(Restated)		(Restated)

Revenue	$1,135,870	$1,521,818	$2,279,040	$2,714,213
Cost of revenue	675,154	723,508	1,491,972	1,497,715
Gross profit	460,716	798,310	787,068	1,216,498

Operating Expenses

Compensation expenses	279,662	289,144	616,786	444,320
Research and development expense	200,851	109,397	331,390	218,795
Bad debt expenses	(21,955)	30,420	63,670	254,355
Bad debts recovered	(127,539)	(161)	(145,211)	(3,103)
Professional expenses	141,252	190,647	226,256	218,021
Occupancy expenses	52,960	70,104	115,483	129,176
Depreciation expense	15,891	16,833	34,321	36,907
General and administration expenses	83,947	226,427	210,899	352,404
Total operating expenses	625,069	932,811	1,453,594	1,650,875
(Loss) from operations	(164,353)	(134,501)	(666,526)	(434,377)

Other Income (Expense)
Research and development grant	128,148	111,900	280,823	295,200
Interest income	23,916	26,383	53,908	53,222
Other income (expense)	(1,908)	142	(4,371)	(2,927)
Total Other Income	150,156	138,425	330,360	345,495

(Loss) income from continuing operations before income taxes	(14,197)	3,924	(336,166)	(88,882)

Provision for income taxes	125,392	128,220	131,229	177,372

Net (loss) from continuing operations	(139,589)	(124,296)	(467,395)	(266,254)

Net (loss) from discontinued operations	-	(126,376)	-	(297,530)

Net (loss)	(139,589)	(250,672)	(467,395)	(563,784)

Other comprehensive income
Foreign currency translation	(403,911)	(297,550)	(898,713)	(156,257)

Comprehensive loss	$(543,500)	$(548,222)	$(1,366,108)	$(720,041)

Net (loss) per share
Basic and Diluted:
Continuing operations	$(0.018)	$(0.012)	$(0.061)	$(0.026)
Discontinued	-	(0.012)	-	(0.029)
Total	$(0.018)	$(0.024)	$(0.061)	$(0.055)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	7,671,632	10,197,283	7,671,632	10,248,641
Diluted	7,671,632	10,197,283	7,671,632	10,248,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Paid in Capital	Loss	Deficit	Equity

Balance June 30, 2014	7,671,632	$7,672	5,000	$50	$15,027,915	$(864,766)	$(7,615,213)	$6,555,658

Issuance of stock options	-	-	-	-	75,738	-	-	75,738

Net (loss) for the six months ended December 31, 2014	-	-	-	-	-	(898,713)	(467,395)	(1,366,108)

Balance December 31, 2014	7,671,632	$7,672	5,000	$50	$15,103,653	$(1,763,479)	$(8,082,608)	$5,265,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31, 2014	December 31, 2013
		(Restated)

Net (loss)	$(467,395)	$(563,784)
Net (loss) from discontinued operations	-	(297,530)
Net (loss) from continuing operations	(467,395)	(266,254)

Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	384,958	357,687
Stock options issued for compensation	75,738	178,356

(Increase) decrease in assets:
Trade receivables, net	2,753,876	(316,347)
Inventories	(2,016)	10,034
Deferred tax asset	131,295	177,381
Other assets	(277,394)	(460,935)
(Decrease) increase in current liabilities:
Trade payables	(985,816)	187,821
Net cash provided by (used in) operating activities	1,613,246	(132,257)

Cash flows from investing activities
Purchase of property, plant and equipment	(11,643)	(73,053)
Development of intangible assets	(309,762)	(322,875)
Net cash (used in) investing activities	(321,405)	(395,928)

Cash flows from financing activities
Wholesale loan facility, net	(3,144,779)	457,395
Capital Reserve	391,946	(28,096)
Net cash (used in) provided by financing activities	(2,752,833)	429,299

Net cash (used in) continuing operations	(1,460,992)	(98,886)

Cash flows from discontinued operations
Net cash (used in) operating activities from discontinued operations	-	(209,381)
Net cash (used in) investing activities from discontinued operations	-	(5,906)
Net cash provided by financing activities from discontinued operations	-	150,000
Net cash (used in) discontinued operations	-	(65,287)

Effect of exchange rate changes on cash and cash equivalents	(1,270,640)	(141,916)
Net increase in cash and cash equivalents	(2,731,632)	(306,089)
Cash and cash equivalents at beginning of period - continuing operations	10,730,743	7,140,539
Cash and cash equivalents at beginning of period - discontinued operations	-	65,288
Cash and cash equivalents at the end of the period	$7,999,111	$6,899,738

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$866,325	$888,684

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$75,738	$115,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Forms 10-K and 10-K/A for the fiscal years ended June 30, 2014.  Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Annual Report on Forms 10-K and 10-K/A filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

When used in these notes, the terms "Company," "we," "our," or "us" mean Source Financial, Inc. and its subsidiaries.

Note 2 – DISCONTINUED OPERATIONS

On February 11, 2014, we entered into a Separation Agreement with, pursuant to which (i) the Wiki Technologies, Inc (Wiki or WTI) Escrow Shares were delivered to Marco Garibaldi and Edward DeFeudis, as a result of which we no longer own any equity interest in WTI, and (ii) 2,140,000 of the GD Escrow Shares were delivered to us for cancellation, with the remaining 100,000 shares delivered to a note holder of WTI (the “Noteholder”).

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

Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations in the statement of operations and comprehensive loss.

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

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

NET RESULT FROM DISCONTINUED OPERATIONS	For the three months ended		For the six months ended
	December 31		December 31
	2014	2013	2014	2013
Revenue	$-	$1,008	$-	$2,647
Cost of Revenue	-	48,128	-	70,460
Gross (Loss)	-	(47,120)	-	(67,813)
Operating Expenses	-	80,476	-	230,277
(Loss) from operations	-	(127,596)	-	(298,090)
Other income	-	1,220	-	560
(Loss) before tax	-	(126,376)	-	(297,530)
Tax	-	-	-	-
(Loss) after tax	$-	$(126,376)	$-	$(297,530)

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

Exchange (Loss) Gain

During the three and six months ended December 31, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single business unit.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2014 and June 30, 2014, the Company had $7,999,111 and $10,730,743 in cash respectively, all of which was on deposit in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Bad Debt Insurance

As a condition of the RPA (See Note 9), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of December 31, 2014 and June 30, 2014, the Company had insurance claims receivables of $18,428 and $32,085, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2014 and June 30, 2014, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of December 31, 2014 and June 30, 2014, Property, Plant & Equipment consisted of the following:

	December 31	June 30
	2014	2014
Office equipment	$32,285	$37,079
Furniture and fixtures	206,996	237,734
Terminals	76,029	87,319
Computers and software	1,193,000	1,365,207
Accumulated Depreciation	(1,128,029)	(1,208,018)
	$380,281	$519,321

For the three and six months ended December 31, 2014 and 2013, depreciation expense consisted of the following:

	Three months ended		Six months ended
	December 31		December 31
	2014	2013	2014	2013
Depreciation, cost of revenue	$26,334	$30,464	$55,464	$56,576
Depreciation, operating	15,891	16,833	34,321	36,907
Total depreciation expense	$42,225	$47,297	$89,785	$93,483

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

As of December 31, 2014 and June 30, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31, 2014 and 2013:

	Three months ended		Six months ended
	December 31		December 31
	2014	2013	2014	2013
Net (loss) from continuing operations	$(139,589)	$(124,296)	$(467,395)	$(266,254)
Net result from discontinued operations	-	(126,376)	-	(297,530)
Net (loss)	$(139,589)	$(250,672)	$(467,395)	$(563,784)

Weighted average number of shares used in computing basic and diluted net (loss) income per share:

Basic	7,671,632	10,197,283	7,671,632	10,248,641
Dilutive effect of stock options	-	-	-	-
Diluted	7,671,632	10,197,283	7,671,632	10,248,641

	Three months ended		Six months ended
	December 31		December 31
	2014	2013	2014	2013
Net (loss) per share
Basic and diluted:
Continuing operations	$(0.018)	$(0.012)	$(0.061)	$(0.026)
Discontinued	$-	$(0.012)	$-	$(0.029)
Total	$(0.018)	$(0.024)	$(0.061)	$(0.055)

Options to purchase up to 139,484 and 62,996 shares of common stock were anti-dilutive during the three and six months ended December 31, 2014 and 2013 respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of June 30, or more frequently if events or changes in circumstances indicate that impairment may exist.

The Company evaluated its goodwill for impairment on December 31, 2014, and concluded there was no impairment as of that date.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2014.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and six months ended December 31, 2014 that we believe would have a material impact on our financial position or results of operations.

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

As of December 31, 2014 and June 30, 2014, trade receivables consist of the following:

	December 31	June 30
	2014	2014
Trade receivables	$19,783,561	$25,573,699
Allowance for bad debt	(662,606)	(703,402)
Total trade receivables, net	$19,120,955	$24,870,297

AGE ANALYSIS OF PAST DUE TRADE	December 31	June 30
RECEIVABLES	2014	2014

1 - 30 Days Past Due	$834,723	$695,116
31 - 60 Days Past Due	514,140	59,212
Greater than 60 Days Past Due	1,020,798	890,205
Total Past Due	2,369,661	1,644,533
Current	17,413,900	23,929,166
Total Trade Receivables	$19,783,561	$25,573,699
Recorded Investment > 60 Days and accruing	$112,969	$23,007

ALLOWANCE FOR DOUBTFUL DEBTS AND	December 31	December 31
RECORDED INVESTMENT	2014	2013

Allowance for doubtful debts
Beginning balance	$703,402	731,475
Charge-offs	(4,404)	(169,603)
Recoveries	-	-
Provision	58,917	290,048
Other comprehensive income (fx differences)	(95,309)	(18,434)
Ending balance	$662,606	$833,486

Ending balance - individually evaluated for impairment	$636,485	$797,592
Ending balance - collectively evaluated for impairment	$26,121	$35,894

Trade receivables
Ending balance	$19,783,561	$25,573,699
Ending balance - individually evaluated for impairment	$817,246	$1,079,337
Ending balance - collectively evaluated for impairment	$18,966,315	$24,494,362

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	September 30	June 30
	2014	2014

Trade receivables	$817,246	$1,079,337
Total Financing Receivables	$817,246	$1,079,337

IMPAIRED LOANS	December 31, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$817,246	$576,275	$636,485	$948,783	$6,239
	$817,246	$576,275	$636,485	$948,783	$6,239
Total
Trade receivables	$817,246	$576,275	$636,485	$948,783	$6,239
	$817,246	$576,275	$636,485	$948,783	$6,239

The Company’s Recorded Investment in impaired loans and Related Allowance exceeds the unpaid principle balance of loans because a portion of the recorded investment consists of unpaid interest.

	June 30, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
Total
Trade receivables	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
	$1,079,337	$797,842	$667,508	$1,354,838	$78,488

The Company’s Recorded Investment in impaired loans exceeds the unpaid principle balance of loans because a portion of the recorded investment consists of unpaid interest.

Note 5 – OTHER ASSETS

Other assets consist of the following as of December 31, 2014 and June 30, 2014:

	December 31	June 30
Other current assets	2014	2014
Research & development grant receivable	$742,281	$555,780
Insurance claim receivable	18,429	32,085
Prepayment	18,096	43,697
Other assets	210,505	206,143
	$989,311	$837,705

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following of December 31, 2014 and June 30, 2014:

	December 31	June 30
	2014	2014
Moneytech and mPayments software	$6,045,494	$6,608,596
Accumulated amortization	(2,869,220)	(2,976,060)
	$3,176,274	$3,632,536

The intangible assets are amortized over 10-12 years. Amortization expense of $145,095 and $133,024 was included in cost of revenues for the three months ended December 31, 2014 and 2013, respectively and amortization expense of $295,173 and $264,204 was included in cost of revenues for the six months ended December 31, 2014 and 2013, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from December 31, 2014 is estimated to be:

Years ending December 31,
2015	$558,212
2016	558,212
2017	558,212
2018	558,212
2019	558,212
Thereafter	385,214
Total	$3,176,274

Note 7 – GOODWILL

As of December 31, 2014 and June 30, 2014, the Goodwill was comprised of the following:

	December 31	June 30
	2014	2014
Acquisition cost of Moneytech POS Pty Ltd.	$88,172	$101,265
Fixed assets received	(49,120)	(56,414)
Liability assumed	22,966	26,376
Acquisition cost assigned to goodwill	$62,018	$71,227

Note 8 – TRADE AND OTHER PAYABLES

As of December 31, 2014 and June 30, 2014, trade and other payables consist of the following:

	December 31	June 30
	2014	2014
Trade payables	$4,388,130	$6,195,424
Accrued consulting costs	594,930	561,073
Employee benefits	153,337	161,906
Other liabilities	159,502	105,555
Total payables	$5,295,899	$7,023,958

Note 9 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	December 31	June 30
	2014	2014
Wholesale loan facility	$21,265,457	$27,746,303
Cash reserve liabilities	1,125,724	878,747
	$22,391,181	$28,625,050

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$40 million as of December 31, 2014 and June 30, 2014, respectively. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 15, 2014. The facility has been renewed until December 31, 2015. Interest expense charged to cost of revenue related to the loan for the six months ended December 31, 2014 and 2013 was approximately USD $866,325 and USD $884,770 respectively.

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

Note 10 – SHAREHOLDER’S LOAN

	December 31	June 30
	2014	2014
Shareholder's loan	$41,002	$47,100
	$41,002	$47,100

Shareholder’s Loan

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 11 – STOCKHOLDER’S EQUITY

Preferred Stock

The Company has 1,000,000 undesignated shares of Preferred Stock authorized, each having a par value of $0.01, as of December 31, 2014 and June 30, 2014 after giving effect to the authorized shares discussed below. There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of December 31, 2014 and June 30, 2014 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of December 31, 2014 and June 30, 2014 after giving effect to the authorized shares discussed below. There were 7,671,632 shares issued and outstanding as of December 31, 2014 and June 30, 2014.

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

	Number of Shares
	December 31	December 31
	2014	2013
Granted but not issued at July 1	-	338,368
Issued during six months ended December 31	-	-
Granted during six months ended December 31	-	170,632
Cancelled during six months ended December 31	-	(150,000)
Reclassified to other liabilities during six months ended December 31	-	-
Granted but not issued at December 31	-	359,000

The Company believes the shares originally to be issued were cancelled due to non-performance as of June 30, 2014.

Note 13 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor could receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share. The options vested and become exercisable immediately upon grant with a 3 year life. As of December 31, 2014, 14,500 of the Performance Based Stock Options are vested. As a result of the return of WTI, as further detailed in footnote 2, no additional shares can be vested. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date Fair Value of options was $249,995.

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

The Company recorded $37,869 and $45,369 option expense in the three months ended December 31, 2014 and 2013, respectively and $75,738 and $115,492 option expense in the six months ended December 31, 2014 and 2013, respectively.

The following is a summary of the activity and position as of the six months ended December 31, 2014 and 2013.

	Stock Options
	Six months ended
	December 31
	2014	2013
Outstanding at July 1	350,000	100,000
Granted	-	250,000
Exercised	-	-
Expired	-	-
Outstanding at December 31	350,000	350,000
Exercisable at December 31	139,484	62,996

Options outstanding at December 31, 2014 are as follows:

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life	Exercise		Exercise
	Options	(Years)	Price	Options	Price
Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)

$1.30 to $2.50	350,000	4.91	$2.09	139,484	$1.93

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 14 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2014 and 2013, the Company paid a company controlled by the President of Moneytech for consulting services $43,267 and $96,782 (three months ended), respectively, and $122,572 and $122,449 (six months ended), respectively.

Note 15 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three and six months ended December 31, 2014 and 2013:

INCOME TAX EXPENSE	Three months ended		Three months ended		Three months ended
	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	125,392	128,220	-	-	125,392	128,220
Total	$125,392	$128,220	$-	$-	$125,392	$128,220

INCOME TAX EXPENSE	Six months ended		Six months ended		Six months ended
	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	131,229	177,372	-	-	131,229	177,372
Total	$131,229	$177,372	$-	$-	$131,229	$177,372

The following are the components of income before income tax reflected in the Statement of Operations for the three and six months ended December 31, 2014 and 2013:

COMPONENTS OF INCOME BEFORE	Three months ended		Three months ended		Three months ended
INCOME TAX	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
(Loss) income from continuing operations	$199,739	$366,866	$(213,936)	$(362,942)	$(14,197)	$3,924
Net loss from discontinued operations	$-	$-	$-	$(126,376)	-	(126,376)
(Loss) income before Income tax	$199,739	$366,866	$(213,936)	$(489,318)	$(14,197)	$(122,452)

Income tax	$125,392	$128,220	$-	$-	$125,392	$128,220
Effective tax rate	63%	35%	-%	-%	(883)%	(105)%

COMPONENTS OF INCOME BEFORE	Six months ended		Six months ended		Six months ended
INCOME TAX	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
(Loss) income from continuing operations	$90,298	$420,680	$(426,464)	$(509,562)	$(336,166)	$(88,882)
Net loss from discontinued operations	-	-	-	(297,530)	-	(297,530)
(Loss) income before Income tax	$90,298	$420,680	$(426,464)	$(807,092)	$(336,166)	$(386,412)

Income tax	$131,229	$177,372	$-	$-	$131,229	$177,372
Effective tax rate	145%	42%	-%	-%	(39)%	(46)%

The Company did not have a United States tax paying entity during the three and six months ended December 31, 2014.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and six months ended December 31, 2014 and 2013:

INCOME TAX RATE	Three months ended		Three months ended		Three months ended
RECONCILIATION	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	(20)%	(11)%	-%	-%	283%	40%
Research and development grant eligible expenditure	30%	7%	-%	-%	(434)%	(24)%
Research and development grant eligible amortisation	23%	9%	-%	-%	(318)%	(31)%
USA losses	-%	-%	(30)%	(30)%	(444)%	(120)%
Tax expenses at actual rate	63%	35%	-%	-%	(883)%	(105)%

INCOME TAX RATE	Six months ended		Six months ended		Six months ended
RECONCILIATION	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	(92)%	(20)%	-%	-%	25%	22%
Research and development grant eligible expenditure	109%	14%	-%	-%	(30)%	(15)%
Research and development grant eligible amortisation	98%	18%	-%	-%	(26)%	(20)%
USA losses	-%	-%	(30)%	(30)%	(38)%	(63)%
Tax expenses at actual rate	145%	42%	-%	-%	(39)%	(46)%

The following are the components of deferred tax reflected in the Statement of Operations for the three and six months ended December 31, 2014 and 2013:

COMPONENTS OF DEFERRED	Three months ended		Three months ended		Three months ended
TAX EXPENSE	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Tax losses carried forward	$115,531	$140,642	$-	$-	$115,531	$140,642
Doubtful debts reserve	(2,530)	(8,750)	-	-	(2,530)	(8,750)
Accruals	12,391	(3,672)	-	-	12,391	(3,672)
	$125,392	$128,220	$-	$-	$125,392	$128,220

COMPONENTS OF DEFERRED	Six months ended		Six months ended		Six months ended
TAX EXPENSE	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Tax losses carried forward	$153,233	$217,175	$-	$-	$153,233	$217,175
Doubtful debts reserve	(16,354)	(36,133)	-	-	(16,354)	(36,133)
Accruals	(5,650)	(3,670)	-	-	(5,650)	(3,670)
	$131,229	$177,372	$-	$-	$131,229	$177,372

The following are the components of deferred tax reflected in the Balance Sheet as of December 31, 2014 and June 30, 2014:

COMPONENTS OF	December 31	June 30	December 31	June 30	December 31	June 30
DEFERRED TAX ASSET	2014	2014	2014	2014	2014	2014
	Australia		United States		Total
Tax losses carried forward	$993,899	$1,303,475	$-	$-	$993,899	$1,303,475
Doubtful debts reserve	198,782	211,021	-	-	198,782	211,021
Accruals	54,820	56,991	-	-	54,820	56,991
	$1,247,501	$1,571,487	$-	$-	$1,247,501	$1,571,487

Deferred tax assets - current	$246,060	$282,600	$-	$-	$246,060	$282,600
Deferred tax assets - non current	1,001,441	1,288,887	-	-	1,001,441	1,288,887
	$1,247,501	$1,571,487	$-	$-	$1,247,501	$1,571,487

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

As of December 31, 2014, Moneytech had approximately $3,313,197 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of December 31, 2014, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL. The deferred tax assets of the US entities at December 31, 2014 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 16 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operates in two regions: Australia and the United States of America. All inter-company transactions are eliminated in consolidation.

For the three months ended December 31, 2014 and 2013, geographic segment information is as follows:

	Three Months Ended December 31, 2014				Three Months Ended December 31, 2013
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$1,135,870	$-	$-	$1,135,870	$1,519,644	$2,174	$-	$1,521,818
Cost of Revenue	675,154	-	-	675,154	721,304	2,204	-	723,508
Total Expenses	411,133	213,936	-	625,069	569,898	362,913	-	932,811
Other Income (Expense)	150,156	-	-	150,156	138,425	-	-	138,425
Net Income (Loss) before tax from continuing operations	199,739	(213,936)	-	(14,197)	366,867	(362,943)	-	3,924
Discontinued operations	-	-	-	-	-	(126,376)	-	(126,376)
Assets	33,554,443	-	(561,073)	32,993,370	40,972,637	529,616	(331,206)	41,171,047
Debt	27,728,082	561,073	(561,073)	27,728,082	33,544,633	553,117	(331,206)	33,766,544

For the six months ended December 31, 2014 and 2013, geographic segment information is as follows:

	Six Months Ended December 31, 2014				Six Months Ended December 31, 2013
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$2,279,040	$-	$-	$2,279,040	$2,712,039	$2,174	$-	$2,714,213
Cost of Revenue	1,491,972	-	-	1,491,972	1,495,511	2,204	-	1,497,715
Total Expenses	1,027,130	426,464	-	1,453,594	1,141,343	509,532	-	1,650,875
Other Income (Expense)	330,360		-	330,360	345,495	-	-	345,495
Net Income (Loss) before tax from continuing operations	90,298	(426,464)	-	(336,166)	420,680	(509,562)	-	(88,882)
Discontinued operations	-	-	-	-	-	(297,530)	-	(297,530)
Assets	33,554,443	-	(561,073)	32,993,370	40,972,637	529,616	(331,206)	41,171,047
Debt	27,728,082	561,073	(561,073)	27,728,082	33,544,633	553,117	(331,206)	33,766,544

Note 17 – EQUITY INVESTMENT

On January 16, 2013 the Company entered into an agreement whereby it received a 37.5% equity interest in 360 Market Pty. Limited (“360”) in exchange for allowing 360 to utilize certain license rights. There was no exchange of cash or debt for the transaction and it was accounted for at its fair value of $0. The investment is accounted for by the equity method since the Company obtained a 37.5% equity interest.  Due to the continuous loss from inception through December 31, 2014 incurred by 360, the Company did not recognize any income or return from the investment as doing so would have created a negative carrying value in the investment account. The Company discontinued using the equity method rather than establish a negative balance. The investment retains a zero balance until subsequent investee profits eliminate all unrealized losses. 360 Market Pty Ltd incurred a profit of $ 25,714 in the six months ended December 31, 2014 and losses of $15,642, $40,365 and $7,077 in the fiscal years ended 2014, 2013 and 2012 respectively, resulting in an accumulated loss of $37,371 to be recovered before any income is recorded. In addition, 360 has had a negative equity position since inception of the investment thereby precluding any other disclosure regarding our underlying position in the net equity of 360.

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

For the three and six months ended December 31, 2014 and 2013, the aggregate rental expense was USD $31,514 and USD $34,099 (three months), respectively and USD $69,072 and USD $69,747 (six months), respectively.

Future minimum rental payments required under operating leases as of December 31, 2014 are as follows:

		USD $
Fiscal	2015	$60,512
	2016	$19,006
		$79,517

Note 19 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through February 11, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended June 30, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Second quarter fiscal 2015 v second quarter fiscal 2014

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended December 31, 2014 (“Q2 2015”) and 2013 (“Q2 2014”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the three months ended December 31, 2014 and 2013:

	For the three months ended		$	%
	December 31		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	USD	USD	USD

Revenue	1,135,870	1,521,818	(385,948)	(25)%
Confirmed capital and credit express	1,038,012	1,339,497	(301,485)	(23)%
Interest revenue	691,266	948,979	(257,713)	(27)%
Fees	344,596	384,316	(39,720)	(10)%
Other revenue	2,150	6,203	(4,053)	(65)%
Payment services	70,741	109,848	(39,107)	(36)%
Giftcard program revenue	21,711	31,617	(9,906)	(31)%
Other revenue	49,030	78,231	(29,201)	(37)%
Other revenue	27,117	72,472	(45,355)	(63)%
360FX customer referral	26,918	24,741	2,177	9%
Foreign exchange	199	47,745	(47,546)	(100)%
Other revenue	-	(14)	14	(100)%
Cost of revenue	675,154	723,508	(48,354)	(7)%
Confirmed capital and credit express	479,922	525,953	(46,031)	(9)%
Interest expense	405,397	419,168	(13,771)	(3)%
Account Issuing Expenses	40,979	38,570	2,409	6%
Insurance	32,045	51,009	(18,964)	(37)%
Other	1,501	17,206	(15,705)	(91)%
Payment services	23,803	34,067	(10,264)	(30)%
Gift card expenses	4,989	4,120	869	21%
Other	18,814	29,947	(11,133)	(37)%
Depreciation and amortization	171,429	163,488	7,941	5%
Other cost of revenue	-	-	-	-
Gross profit	460,716	798,310	(337,594)	(42)%
Operating expenses	625,069	932,811	(307,742)
Compensation expenses	279,662	289,144	(9,482)	(3)%
Research and development expense	200,851	109,397	91,454	84%
Bad debt expenses	(21,955)	30,420	(52,375)	(172)%
Bad debts recovered	(127,539)	(161)	(127,378)	79,117%
Professional expenses	141,252	190,647	(49,395)	(26)%
Occupancy expenses	52,960	70,104	(17,144)	(24)%
Depreciation expense	15,891	16,833	(942)	(6)%
General and administration expenses	83,947	226,427	(142,480)	(63)%

(Loss) income from operations	(164,353)	(134,501)	(29,852)	22%
Other income	150,156	138,425	11,731	8%
(Loss) income before income tax	(14,197)	3,924	(18,121)	(462)%
Income tax expense	125,392	128,220	(2,828)	(2)%
Net (loss) income from continuing operations	(139,589)	(124,296)	(15,293)	12%
Net result from discontinued operations	-	(126,376)	126,376	NA
Net (loss) income	(139,589)	(250,672)	111,083	(44)%
Other comprehensive loss
Foreign currency translation	(403,911)	(297,550)	(106,361)	36%
Comprehensive loss	(543,500)	(548,222)	4,722	(1)%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the three months ended December 31, 2014 and 2013.

					%
	For the three months ended December 31		$ Increase	% Increase	Revenue / Cost of revenue
	2014	2013	(Decrease)	(Decrease)	move
	AUD	AUD	AUD

Revenue	1,320,954	1,641,022	(320,068)	(20)%	(20)%
Confirmed capital and credit express	1,207,137	1,444,321	(237,184)	(16)%	(14)%
Interest revenue	803,851	1,023,967	(220,116)	(21)%	(13)%
Fees	400,786	414,040	(13,254)	(3)%	(1)%
Other revenue	2,500	6,314	(3,814)	(60)%	(0)%
Payment services	82,277	118,340	(36,063)	(30)%	(2)%
Giftcard program revenue	25,252	34,112	(8,860)	(26)%	(1)%
Other revenue	57,025	84,228	(27,203)	(32)%	(2)%
Other revenue	31,540	78,361	(46,821)	(60)%	(3)%
360FX customer referral	31,308	26,624	4,684	18%	0%
Foreign exchange	232	51,748	(51,516)	(100)%	(3)%
Other revenue	-	(11)	11	(100)%	0%
Cost of revenue	790,793	776,433	14,360	2%	2%
Confirmed capital and credit express	563,727	565,461	(1,734)	(0)%	(0)%
Interest expense	477,050	450,881	26,169	6%	3%
Account Issuing Expenses	47,661	54,822	(7,161)	(13)%	(1)%
Insurance	37,270	41,540	(4,270)	(10)%	(1)%
Other	1,746	18,218	(16,472)	(90)%	(2)%
Payment services	27,684	34,865	(7,181)	(21)%	(1)%
Gift card expenses	5,803	2,472	3,331	135%	0%
Other	21,881	32,393	(10,512)	(32)%	(1)%
Depreciation and amortization	199,382	176,107	23,275	13%	3%
Other cost of revenue	-		-	-	-
Gross profit	530,161	864,589	(334,428)	(39)%

Revenue

 Consolidated revenue from continuing operations for Q2 2015 was approximately $1,135,870, a decrease of $385,948 or 25% from our consolidated revenue from continuing operations for Q2 2014 of $1,521,818.  Excluding differences attributable to changes in foreign exchange rates, revenue decreased 20%, primarily as a result of a 16% decrease in Confirmed Capital and Credit Express revenues which accounted for nearly all of the 20% decrease. Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue decrease is mainly attributable to a decrease in interest revenue of 21%. The lines of credit we funded were approximately AUD$49 million during the three months ended December 31, 2014 and AUD$52 million during the three months ended December 31, 2013.  Other revenue also decreased and this is primarily attributable to a decrease in foreign exchange services for customers. There was also a decrease in payment services revenue and this is mainly attributable to a decrease in terminal equipment revenues at mPay.  mPay is a subsidiary of Moneytech that provides money transfer services in Australia.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs was $675,154 in the three months ended December 31, 2014, a decrease of $48,354 or 7% from our cost of revenue of $723,508 for the three months ended December 31, 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 2% primarily as a result of increases in depreciation and amortization costs which accounted for 3 percentage points of the 2% increase, decreases in payment services costs of 21% which accounted for a decrease of approximately 1 percentage point of the 2% increase and a negligible decrease in Confirmed Capital and Credit Express costs accounts for the remainder.  Excluding differences attributable to changes in foreign exchange rates, the slight decrease in Confirmed Capital and Credit Express costs is mainly attributable to a 90% decrease in other expenses as well as decreases of 13% in account issuing expenses and 10% in insurance costs, offset by an increase of 6% in interest expense.  Our interest expense increased slightly year over year as growth in the volume of credit lines funded in the second quarter of fiscal 2014 was offset by decreases in the amounts funded in the second quarter of fiscal 2015 as a result of the default of Confirmed Capital customers. The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay and the increase in amortization is attributable to increased investment in intangibles.

Our gross profit from continuing operations, decreased $337,594 from $798,310 in the quarter ended December 31, 2013 to $460,716 in the quarter ended December 31, 2014.  This was primarily attributable to net interest and fee revenue decreases at Confirmed Capital and Credit Express. Decline in performance in the payments services business also contributed to the decrease. Net interest and fee revenues decreased primarily because of the loss of confirmed capital customers in the second half of fiscal 2014. The decrease in net interest and fee revenues was primarily due to a decrease in net interest margin because of an increase in fees charged on the portion of the wholesale facility that was not advanced as a result of the loss of these customers. The payments services business was impacted by lower revenue from terminal sales during the quarter.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expenses and recoveries.  Our bad debt expenses for Q2 2015 were negative $21,955, representing a decrease of $52,375 from bad debt expense of $30,420 for Q2 2014. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy. Our bad debt recovery for Q2 2015 was $127,539, representing an increase of $127,378 from bad debt recovery of $161 for Q2 2013. This is primarily attributable to a recovery, through a security interest held over real property, on an individual debt.

The percentage of delinquent balances in our portfolio was 2.02% and 2.02% as of December 31, 2014 and 2013 respectively.  The percentage of delinquent balances in our portfolio averaged 1.96% and 1.96% in the three months ended December 31, 2014 and 2013 respectively.  The average collection period in our portfolio increased from 47 days to 46 days during the three months ended December 31, 2014 and increased from 41 to 55 days during the three months ended December 31, 2013. Bad debts as a percentage of amount funded was 0.03% and 0.06% in the three months ended December 31, 2014 and 2013 respectively.

Our total operating expenses from continuing operations (other than bad debt) decreased by $127,989 or 14% from $902,552 in the second quarter 2014 to $774,563 in the second quarter 2015. This decrease is primarily attributed to general and administration costs ($142,480 or 63%), compensation costs ($9,482 or 3%) and professional expenses ($49,395 or 26%) offset by a research and development expenses increase ($91,454 or 84%).  The general and administration expenses decrease primarily reflects a decrease in stock compensation connected with investor relations services. The professional expenses decrease primarily reflects a decrease in legal fees ($58,602).  The research and development expense increase reflects increased expenditure on items that are not capitalized. Management anticipates these expenses will continue in the short term but be reduced significantly in total in fiscal 2015.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In Q2 2015 we accrued AUD $150,000 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government. Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment. It is not a return of tax. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for Q2 2015 was $14,197, as opposed to a net profit of $3,924 for Q2 2014.  As a result of $125,392 in deferred taxes incurred in Q2 2015, we incurred a net loss after tax for Q2 2015 of $139,589, as compared to a net loss after tax for Q2 2014 of $124,296.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable during the quarter, primarily because Confirmed Capital customers lost on their default have not yet been replaced. Expenses of being a public company in the United States continues to effect overall profitability.

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

The average AUD/USD exchange rates were 1 to 0.9225 and 1 to 0.8915 in Q2 2014 and Q2 2015, respectively. The AUD/USD exchange rates were 1 to 0.9420 and 1 to 0.8202 at June 30, 2014 and December 31, 2014, respectively.

Year to date fiscal 2015 v fiscal 2014

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended December 31, 2014 (“First half 2015”) and 2013 (“First half 2014”).  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the six months ended December 31, 2014 and 2013:

	For the six months ended		$	%
	December 31		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	USD	USD	USD

Revenue	2,279,040	2,714,213	(435,173)	(16)%
Confirmed capital and credit express	2,066,037	2,399,866	(333,829)	(14)%
Interest revenue	1,330,187	1,616,378	(286,191)	(18)%
Fees	731,838	719,585	12,253	2%
Other revenue	4,012	63,903	(59,891)	(94)%
Payment services	165,958	213,608	(47,650)	(22)%
Giftcard program revenue	42,238	54,315	(12,077)	(22)%
Other revenue	123,720	159,293	(35,573)	(22)%
Other revenue	47,045	100,739	(53,694)	(53)%
360FX customer referral	46,068	52,355	(6,287)	(12)%
Foreign exchange	717	48,895	(48,178)	(99)%
Other revenue	260	(511)	771	(151)%
Cost of revenue	1,491,972	1,497,715	(5,743)	(0)%
Confirmed capital and credit express	1,086,243	1,126,804	(40,561)	(4)%
Interest expense	866,326	884,770	(18,444)	(2)%
Account Issuing Expenses	104,064	87,158	16,906	19%
Insurance	100,810	76,641	24,169	32%
Other	15,043	78,235	(63,192)	(81)%
Payment services	55,092	50,131	4,961	10%
Gift card expenses	11,095	10,280	815	8%
Other	43,997	39,851	4,146	10%
Depreciation and amortization	350,637	320,780	29,857	9%
Other cost of revenue	-	-	-	-
Gross profit	787,068	1,216,498	(429,430)	(35)%
Operating expenses	1,453,594	1,650,875	(197,281)
Compensation expenses	616,786	444,320	172,466	39%
Research and development expense	331,390	218,795	112,595	51%
Bad debt expenses	63,670	254,355	(190,685)	(75)%
Bad debts recovered	(145,211)	(3,103)	(142,108)	4,580%
Professional expenses	226,256	218,021	8,235	4%
Occupancy expenses	115,483	129,176	(13,693)	(11)%
Depreciation expense	34,321	36,907	(2,586)	(7)%
General and administration expenses	210,899	352,404	(141,505)	(40)%

(Loss) income from operations	(666,526)	(434,377)	(232,149)	53%
Other income	330,360	345,495	(15,135)	(4)%
(Loss) income before income tax	(336,166)	(88,882)	(247,284)	278%
Income tax expense	131,229	177,372	(46,143)	(26)%
Net (loss) income from continuing operations	(467,395)	(266,254)	(201,141)	76%
Net result from discontinued operations	-	(297,530)	297,530	NA
Net (loss) income	(467,395)	(563,784)	96,389	(17)%
Other comprehensive loss
Foreign currency translation	(898,713)	(156,257)	(742,456)	475%
Comprehensive loss	(1,366,108)	(720,041)	(646,067)	90%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the six months ended December 31, 2014 and 2013.

	For the six months ended December 31		$ Increase	% Increase	% Revenue / Cost of revenue
	2014	2013	(Decrease)	(Decrease)	move
	AUD	AUD	AUD

Revenue	2,556,412	2,942,052	(385,640)	(13)%	(13)%
Confirmed capital and credit express	2,317,484	2,601,296	(283,812)	(11)%	(10)%
Interest revenue	1,492,077	1,752,170	(260,093)	(15)%	(9)%
Fees	820,907	779,855	41,052	5%	1%
Other revenue	4,500	69,271	(64,771)	(94)%	(2)%
Payment services	186,157	231,553	(45,396)	(20)%	(2)%
Giftcard program revenue	47,379	58,878	(11,499)	(20)%	(0)%
Other revenue	138,778	172,675	(33,897)	(20)%	(1)%
Other revenue	52,771	109,203	(56,432)	(52)%	(2)%
360FX customer referral	51,675	56,754	(5,079)	(9)%	(0)%
Foreign exchange	805	53,003	(52,198)	(98)%	(2)%
Other revenue	291	(554)	845	(153)%	0%
Cost of revenue	1,673,553	1,623,324	50,229	3%	3%
Confirmed capital and credit express	1,218,445	1,221,252	(2,807)	(0)%	(0)%
Interest expense	971,761	959,100	12,661	1%	1%
Account Issuing Expenses	116,730	94,265	22,465	24%	1%
Insurance	113,080	83,080	30,000	36%	2%
Other	16,874	84,807	(67,933)	(80)%	(4)%
Payment services	61,797	54,343	7,454	14%	0%
Gift card expenses	12,445	11,144	1,301	12%	0%
Other	49,352	43,199	6,153	14%	0%
Depreciation and amortization	393,311	347,729	45,582	13%	3%
Other cost of revenue	-		-	-	-
Gross profit	882,859	1,318,728	(435,869)	(33)%

Revenue

Consolidated revenue from continuing operations for YTD 2015 was approximately $2,279,040, a decrease of $435,173 or 16% from our consolidated revenue from continuing operations for YTD 2014 of $2,714,213.  Excluding differences attributable to changes in foreign exchange rates, revenue decreased 13%, primarily as a result of an 11% decrease in Confirmed Capital and Credit Express revenues which accounted for nearly all of the 13% decrease. Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue decrease is mainly attributable to a decrease in interest revenue of 15%. A 94% decrease in fees charged to new customers to set up their accounts offset by a 5% increase in fees for the remainder.  The lines of credit we funded were approximately AUD$110 million during the six months ended December 31, 2014 and AUD$119 million during the six months ended December 31, 2013.  The decrease in payment services revenue is mainly attributable to a decrease in terminal equipment revenues at mPay.  mPay is a subsidiary of Moneytech that provides money transfer services in Australia. Other revenue also decreased and this is primarily attributable to a decrease in foreign exchange services for customers.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to our RPA and the amortization expense of capitalized research and development costs was $1,491,972 in the six months ended December 31, 2014, a decrease of $5,473 or 0% from our cost of revenue of $1,497,715 for the six months ended December 31, 2013.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 3% primarily as a result of increases in depreciation and amortization costs which accounted for 3 percentage points of the 3% increase, increases in payment services costs of 14% which accounted for approximately 0 percentage points of the 3% increase and increases in Confirmed Capital and Credit Express costs for the remainder.  Excluding differences attributable to changes in foreign exchange rates, the slight decrease in Confirmed Capital and Credit Express costs is mainly attributable to a 24% increase in account issuing expenses, a slight increase of 1% in interest expense, an increase of 36% in insurance costs and a decrease in fees associated with existing accounts of 80%.  Our interest expense decreased slightly year over year as growth in the volume of credit lines funded in the first half of fiscal 2014 was offset by decreases in the amounts funded in the first half of fiscal 2015 as a result of the default off Confirmed Capital customers.  The payment services cost increase is mainly attributable to an increase in costs at Mpos and mPay and the increase in amortization is attributable to increased investment in intangibles.

Our gross profit from continuing operations, decreased $429,430 from $1,216,498 in the six months ended December 31, 2013 to $787,068 in the six months ended December 31, 2014.  This was primarily attributable to net interest and fee revenue decreases at Confirmed Capital and Credit Express. Decline in performance in the payments services business also contributed to the decrease. Net interest and fee revenues decreased primarily because of the loss of confirmed capital customers in the second half of fiscal 2014. The decrease in net interest and fee revenues was primarily due to a decrease in net interest margin because of an increase in fees charged on the portion of the wholesale facility that was not advanced as a result of the loss of these customers. The payments services business was impacted by increased costs of licenses used in the business.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expenses for YTD 2015 were $63,670, representing a decrease of $190,685 from bad debt expenses of $254,355 for YTD 2014. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy. Our bad debt recovery for YTD 2015 was $145,211, representing an increase of $142,108 from bad debt recovery of $3,103 for YTD 2014. This is primarily attributable to a recovery, through a security interest held over real property, on an individual debt.

The percentage of delinquent balances in our portfolio was 2.02% and 2.02% as of December 31, 2014 and 2013 respectively.  The percentage of delinquent balances in our portfolio averaged 1.81% and 1.98% in the six months ended December 31, 2014 and 2013 respectively.  The average collection period in our portfolio increased from 45 days to 46 days during the six months ended December 31, 2014 and increased from 45 to 55 days during the six months ended December 31, 2013. Bad debts as a percentage of amount funded was 0.07% and 0.23% in the six months ended December 31, 2014 and 2013 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $135,512 or 10% from $1,399,623 in the first half 2014 to $1,535,135 in the first half 2015. This increase is primarily attributed to compensation costs ($172,466 or 39%), research and development expense ($112,595 or 51%), professional expenses ($8,235 or 4%) offset by a decrease in general and administration expenses ($141,505 or 40%).  The compensation costs increase reflects costs of our CFO, Business Development Officer, other staff and non-executive directors that were not yet incurred in the first half 2014. These costs are expected to remain in fiscal 2015.  The research and development expense increase reflects increased expenditure on items that are not capitalized. The professional expenses increase primarily reflects increases in accounting fees ($18,204) and stock broking and advisory fees ($4,860), offset by a decrease in legal fees ($14,828).  Management anticipates these expenses will continue in the short term but be reduced significantly in total in fiscal 2015. The general and administration expenses decrease primarily reflects a decrease in stock compensation connected with investor relations services.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. YTD 2015 we have accrued AUD $315,000 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government. Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment. It is not a return of tax. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax YTD 2015 was $336,166, as opposed to a net loss of $88,882 YTD 2014.  As a result of $131,229 in deferred taxes incurred YTD 2015, we incurred a net loss after tax YTD 2015 of $467,395, as compared to a net loss after tax YTD 2014 of $266,254.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia are not profitable YTD 2015, primarily because Confirmed Capital customers lost on their default have not yet been replaced. Expenses of being a public company in the United States continues to weigh on overall profitability.

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

The average AUD/USD exchange rates were 1 to 0.9225 and 1 to 0.8915 YTD 2014 and YTD 2015, respectively. The AUD/USD exchange rates were 1 to 0.9420 and 1 to 0.8202 at June 30, 2014 and December 31, 2014, respectively.

Comparison of Balance Sheet Data as at December 31, 2014 and June 30, 2014

Set forth below are certain items from our Consolidated Balance Sheet at December 31, 2014 and June 30, 2014:

	December 31	June 30
	2014	2014

Cash and cash equivalents	$7,999,111	$10,730,743
Trade receivables, net	19,120,955	24,870,297
Total Assets	$32,993,370	$42,251,766

Wholesale Loan Facility	$21,265,457	$27,746,303
Total Liabilities	$27,728,082	$35,696,108

Total Stockholder's Equity	$5,265,288	$6,555,658

Trade receivables, Total Assets, Wholesale Loan Facility and Total Liabilities have decreased primarily as a result of the loss, as a result of their default, of a Confirmed Capital customer at June 30, 2014 and the deterioration of the AUD/USD exchange rate from 1 to 0.9420 to 1 to 0.8202 at December 31, 2014 and June 30, 2014 respectively.

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

Credit Facility

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at December 31, 2014 our borrowing capacity was limited to AUD $40 million and the total amount drawn against the facility was $21,265,457.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 15, 2014. The facility has been renewed until December 31, 2015.

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

Set forth below are certain items from our Statement of Cash Flows for the six months ended December 31, 2014 and 2013:

	For the six months ended
	December 31
	2014	2013
Net cash provided by (used in) operating activities	$1,613,246	$(132,257)
Net cash (used in) investing activities	(321,405)	(395,928)
Net cash (used in) provided by financing activities	(2,752,833)	429,299
Net cash (used in) discontinued operations	-	(65,287)
Effect of exchange rate changes on cash and cash equivalents	(1,270,640)	(141,916)
Net cash outflow	$(2,731,632)	$(306,089)

Net cash provided by (used in) operating activities

During the six months ended December 31, 2014, we generated approximately $1,613,246 of net cash in our operating activities. This reflects our net loss from continuing operations of $467,395 plus $2,080,641 generated by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $2,753,876 and a decrease in trade payables of $985,816. Trade receivables decreased due to a decrease in credit lines provided as a result of the default of a Confirmed Capital customer. Trade payables decreased as monies received on behalf of customers were paid to our customers. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $384,958 and stock options and shares issued for compensation of $75,738.

During the six months ended December 31, 2013, we used approximately $132,257 of net cash in our operating activities.  This reflects our net loss from continuing operations of $266,254 plus $133,997 cash generated by changes in operating assets and liabilities and adjustments for non-cash items.   Cash generated by working capital items and other activities was primarily impacted by an increase in trade receivables of $316,347, an increase in other assets of $460,935 and an increase in buyer payments and sellers’ liabilities and other items generating $187,821. Adjustments for non-cash items consisted of depreciation and amortization $357,687 and stock options and shares issued for compensation of $178,356.

Net cash (used in) investing activities

During the six months ended December 31, 2014, net cash used in investing activities of $321,405 was primarily impacted by $309,762 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the six months ended December 31, 2013, net cash used in investing activities of $395,928 primarily reflects capitalized costs incurred on the development of intangible assets, principally software related incurred in the development of The Moneytech Exchange.

Net cash (used in) provided by financing activities

During the six months ended December 31, 2014, net cash used in financing activities of $2,752,833 primarily reflects a decrease in our borrowings under the Wholesale Loan Facility of $3,144,779.  Additions to our capital reserve accounts by our customers of $391,946 account for the difference.

During the six months ended December 31, 2013 net cash provided by financing activities of $429,299 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $457,395.  Repayments of capital reserve accounts to our customers of $28,096 account for the difference.

Net cash provided by discontinued operations

During the six months ended December 31, 2013, net cash used by discontinued operations of $65,287 primarily reflects the losses made by the Wiki business of $297,530 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $88,149.  Net cash used by investing activities of $5,906 and provided by financing activities of 150,000 accounts for the difference.

Net cash inflow

During the six months ended December 31, 2014, net cash decreased by $2,731,632 as compared to the six months ended December 31, 2013, where net cash decreased by $306,089

Our ability to offer asset based credit lines is determined by the amount of our capital and the amount of funds we can borrow.  We require a significant amount of liquidity to offer our asset based credit lines and our rate of growth and profitability will, for the foreseeable future, largely be determined by our ability to raise equity or borrow funds with which to purchase receivables and the effective cost of such funds.

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

The following tables show, since claim year 2010 (each claim year ends on December 31) the amount of claims submitted to Euler Hermes for reimbursement, the amounts recognized or denied, the payments received to date and amounts remaining to be paid.

	Fiscal year	Fiscal year	Fiscal year	Fiscal year	6 months to
	Jun 30, 2011	Jun 30, 2012	Jun 30, 2013	Jun 30, 2014	Dec 31, 2014
	AUD	AUD	AUD	AUD	AUD
Opening balance	$-	$-	$520,012	$295,145	$34,061
Claims recognised	-	520,012	18,344	37,432	-
Claims paid	-	-	(224,866)	(139,717)	(11,593)
Claims denied	-	-	(18,344)	(158,800)	-
Closing balance	$-	$520,012	$295,145	$34,061	$22,468

	Claim year 2010	Claim year 2011	Claim year 2012	Claim year 2013	Claim year 2014	Claim year 2015
	AUD	AUD	AUD	AUD	AUD	AUD
Claims submitted	$960,068	$615,720
Policy excess	(500,000)	(500,000)	No claim submitted as credit losses
Claims denied	(158,800)	(18,344)	do not exceed the policy excess of $500,000
Claims paid	(278,800)	(97,376)
Claims in progress	$22,468	$-	$-	$-	$-	$-

Progression toward the deductible	N/A	N/A	$146,221	$80,674	$373,202	$-

1	Claim amounts for claim years 2010 and 2011 were recognised in the 2012 fiscal year. In fiscal year 2011, there was no expectation of a claim for claim year 2010. In fiscal 2012, there was a change in circumstances relating to a debt attributable to claim year 2010 which resulted in a claim becoming possible.
2	Claim years run January 1 to December 31 each year.
3	Claims are not submitted until the policy excess is reached

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

Exchange (Loss) Gain

During the three months and six months ended December 31, 2014 and 2013, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

PART II     OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Forms 10-K and 10-K/A for fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014 and January 13, 2015 which are incorporated by reference into this report.

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

SOURCE FINANCIAL, INC.

February 11, 2014	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

February 11, 2014	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)

