Form 10-Q
period 2015-03-31
SOURCE FINANCIAL, INC.
filed 2015-05-15
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 1, 2015, the Registrant had outstanding 7,671,632 shares of common stock, par value $0.001 per share.

SOURCE FINANCIAL, INC.
FORM 10-Q

CONTENTS

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

ii

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,060,745	$10,730,743
Trade receivables, net	18,515,769	24,870,297
Short-term financing receivables, net	66,892	-
Inventories	246,915	18,450
Deferred tax asset	229,020	282,600
Other current assets	577,315	837,705
TOTAL CURRENT ASSETS	24,696,656	36,739,795

NON-CURRENT ASSETS
Intangible assets, net	2,934,961	3,632,536
Deferred tax asset	939,808	1,288,887
Property, plant and equipment, net	349,237	519,321
Short-term financing receivables, net	116,324	-
Investment in equity affiliates	11,024	-
Goodwill	57,723	71,227
TOTAL NON-CURRENT ASSETS	4,409,077	5,511,971

TOTAL ASSETS	$29,105,733	$42,251,766

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Trade and other payables	$2,736,753	$7,023,958
Wholesale loan facility	20,526,402	27,746,303
Cash reserve	1,184,415	878,747
TOTAL CURRENT LIABILITIES	24,447,570	35,649,008

NON-CURRENT LIABILITIES

Shareholder's loan	38,162	47,100
TOTAL NON-CURRENT LIABILITIES	38,162	47,100

TOTAL LIABILITIES	24,485,732	35,696,108

STOCKHOLDER'S EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding net	-	-
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 par value, 50,000,000 shares authorized, 7,671,632 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	7,672	7,672
Additional paid-in capital	15,141,522	15,027,915
Other accumulated comprehensive loss	(2,150,485)	(864,766)
Accumulated deficit	(8,378,758)	(7,615,213)
TOTAL STOCKHOLDER'S EQUITY	4,620,001	6,555,658

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,105,733	$42,251,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$1,145,224	$1,448,936	$3,424,264	$4,163,149
Cost of revenue	814,451	689,164	2,306,423	2,186,879
Gross profit	330,773	759,772	1,117,841	1,976,270

Operating Expenses

Compensation expenses	396,799	403,456	1,013,585	847,776
Research and development expense	192,028	77,861	523,418	296,656
Bad debt expenses	7,762	291,720	71,432	546,075
Bad debts recovered	854	(82)	(144,357)	(3,185)
Professional expenses	(6,159)	225,363	220,097	443,384
Occupancy expenses	52,870	56,934	168,353	186,110
Depreciation expense	13,148	12,957	47,469	49,864
General and administration expenses	153,519	121,372	364,418	473,776
Total operating expenses	810,821	1,189,581	2,264,415	2,840,456
Loss from operations	(480,048)	(429,809)	(1,146,574)	(864,186)

Other Income (Expense)
Research and development grant	143,188	109,385	424,011	404,585
Interest income	20,321	27,407	74,229	80,629
Gain on equity method investment	12,380	-	12,380	-
Other income (expense)	(5,693)	(4,982)	(10,064)	(7,909)
Total Other Income	170,196	131,810	500,556	477,305

Loss from continuing operations before income taxes	(309,852)	(297,999)	(646,018)	(386,881)

Provision for income taxes	(13,702)	25,814	117,527	203,186

Net loss from continuing operations	(296,150)	(323,813)	(763,545)	(590,067)

Net loss from discontinued operations	-	(3,750)	-	(301,280)

Net loss	(296,150)	(327,563)	(763,545)	(891,347)

Other comprehensive (loss) income
Foreign currency translation	(387,006)	228,820	(1,285,719)	72,563

Comprehensive loss	$(683,156)	$(98,743)	$(2,049,264)	$(818,784)

Net loss per share
Basic and Diluted:
Continuing operations	$(0.039)	$(0.036)	$(0.100)	$(0.060)
Discontinued	-	-	-	(0.031)
Total	$(0.039)	$(0.036)	$(0.100)	$(0.091)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	7,671,632	9,080,000	7,671,632	9,864,781
Diluted	7,671,632	9,080,000	7,671,632	9,864,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2014	7,671,632	$7,672	5,000	$50	$15,027,915	$(864,766)	$(7,615,213)	$6,555,658

Issuance of stock options	-	-	-	-	113,607	-	-	113,607

Net loss for the nine months ended March 31, 2015	-	-	-	-	-	(1,285,719)	(763,545)	(2,049,264)

Balance March 31, 2015	7,671,632	$7,672	5,000	$50	$15,141,522	$(2,150,485)	$(8,378,758)	$4,620,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31, 2015	March 31, 2014

Net loss	$(763,545)	$(891,347)
Net loss from discontinued operations	-	(301,280)
Net loss from continuing operations	(763,545)	(590,067)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	559,091	527,835
Stock options issued for compensation	113,607	287,701
Gain on equity method investment	(12,380)	-

(Increase) decrease in assets:
Trade receivables, net	1,840,830	7,038,408
Inventories	(260,495)	11,550
Deferred tax asset	117,590	203,202
Financing receivables	(205,752)	-
Other assets	114,892	225,954
(Decrease) increase in current liabilities:
Trade payables	(3,447,850)	(123,435)
Net cash (used in) provided by operating activities	(1,944,012)	7,581,148

Cash flows from investing activities
Purchase of property, plant and equipment	(46,719)	(82,532)
Development of intangible assets	(421,991)	(517,746)
Net cash used in investing activities	(468,710)	(600,278)

Cash flows from financing activities
Wholesale loan facility, net	(2,200,295)	(4,725,867)
Capital Reserve	530,367	(1,920,403)
Net cash used in financing activities	(1,669,928)	(6,646,270)

Net cash (used in) provided by continuing operations	(4,082,650)	334,600

Cash flows from discontinued operations
Net cash used in operating activities from discontinued operations	-	(209,381)
Net cash used in investing activities from discontinued operations	-	(5,906)
Net cash provided by financing activities from discontinued operations	-	150,000
Net cash used in discontinued operations	-	(65,287)

Effect of exchange rate changes on cash and cash equivalents	(1,587,348)	71,730
Net (decrease) increase in cash and cash equivalents	(5,669,998)	341,043
Cash and cash equivalents at beginning of period - continuing operations	10,730,743	7,140,539
Cash and cash equivalents at beginning of period - discontinued operations	-	65,288
Cash and cash equivalents at the end of the period	$5,060,745	$7,546,870

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$1,225,492	$1,268,668

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$113,607	$157,111

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Forms 10-K and 10-K/A for the fiscal year ended June 30, 2014.  Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Annual Report on Forms 10-K and 10-K/A filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

When used in these notes, the terms "Company," "we," "our," or "us" mean Source Financial, Inc. and its subsidiaries.

Note 2 – DISCONTINUED OPERATIONS

On February 11, 2014, we entered into a Separation Agreement, pursuant to which (i) the Wiki Technologies, Inc (Wiki or WTI) Escrow Shares were delivered to Marco Garibaldi and Edward DeFeudis, as a result of which we no longer own any equity interest in WTI, and (ii) 2,140,000 of the GD Escrow Shares were delivered to us for cancellation, with the remaining 100,000 shares delivered to a note holder of WTI (the “Noteholder”).

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

As this is a non-reciprocal transfer of non-monetary assets with a certain group of shareholders, this transfer has been recorded at the fair value of the asset transferred. Management believes the net book value of the assets transferred, which is the same as the investment in Wiki Technologies, Inc., is the reasonable fair market value. It has been booked on transfer date at the recorded amount (less any impairment on assets distributed) in accordance with modifications of the basic principle of using Fair Value. As such no gain or loss on disposal has been reported.

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

NET RESULT FROM DISCONTINUED OPERATIONS	For the three months ended		For the nine months ended
	March 31		March 31
	2015	2014	2015	2014
Revenue	$-	$-	$-	$2,647
Cost of Revenue	-	-	-	70,460
Gross Loss	-	-	-	(67,813)
Operating Expenses	-	3,750	-	234,027
Loss from operations	-	(3,750)	-	(301,840)
Other income	-	-	-	560
Loss before tax	-	(3,750)	-	(301,280)
Tax	-	-	-	-
Loss after tax	$-	$(3,750)	$-	$(301,280)

The discontinued operations of Wiki Technologies, Inc. were reported in the United States of America segment in our geographic segment information as per Note 18.

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

Exchange (Loss) Gain

During the three and nine months ended March 31, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2015 and June 30, 2014, the Company had $5,060,745 and $10,730,743 in cash respectively, all of which was on deposit in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Bad Debt Insurance

As a condition of the RPA (See Note 11), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of March 31, 2015 and June 30, 2014, the Company had insurance claims receivables of $17,152 and $32,085, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2015 and June 30, 2014, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of March 31, 2015 and June 30, 2014, Property, Plant & Equipment consisted of the following:

	March 31	June 30
	2015	2014
Office equipment	$30,049	$37,079
Furniture and fixtures	192,661	237,734
Terminals	45,211	87,319
Computers and software	1,190,431	1,365,207
Accumulated Depreciation	(1,109,115)	(1,208,018)
	$349,237	$519,321

For the three and nine months ended March 31, 2015 and 2014, depreciation expense consisted of the following:

	Three months ended		Nine months ended
	March 31		March 31
	2015	2014	2015	2014
Depreciation, cost of revenue	$24,221	$28,697	$79,684	$85,273
Depreciation, operating	13,148	12,957	47,469	49,864
Total depreciation expense	$37,369	$41,654	$127,153	$135,137

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

As of March 31, 2015 and June 30, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31, 2015 and 2014:

	Three months ended		Nine months ended
	March 31		March 31
	2015	2014	2015	2014

Net loss from continuing operations	$(296,150)	$(323,813)	$(763,545)	$(590,067)
Net loss from discontinued operations	-	(3,750)	-	(301,280)
Net loss	$(296,150)	$(327,563)	$(763,545)	$(891,347)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	7,671,632	9,080,000	7,671,632	9,864,781
Dilutive effect of stock options	-	-	-	-
Diluted	7,671,632	9,080,000	7,671,632	9,864,781

	Three months ended		Nine months ended
	March 31		March 31
	2015	2014	2015	2014
Net loss per share
Basic and diluted:
Continuing operations	$(0.039)	$(0.036)	$(0.100)	$(0.060)
Discontinued	$-	$-	$-	$(0.031)
Total	$(0.039)	$(0.036)	$(0.100)	$(0.091)

Options to purchase up to 158,231 and 83,243 shares of common stock were anti-dilutive during the three and nine months ended March 31, 2015 and 2014 respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of June 30, or more frequently if events or changes in circumstances indicate that impairment may exist.

The Company evaluated its goodwill for impairment on March 31, 2015, and concluded there was no impairment as of that date.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of March 31, 2015.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended March 31, 2015 that we believe would have a material impact on our financial position or results of operations.

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

As of March 31, 2015 and June 30, 2014, trade receivables consist of the following:

	March 31	June 30
	2015	2014
Trade receivables	$19,123,498	$25,573,699
Allowance for bad debt	(607,729)	(703,402)
Total trade receivables, net	$18,515,769	$24,870,297

AGE ANALYSIS OF PAST DUE TRADE RECEIVABLES	March 31	June 30
	2015	2014

1 - 30 Days Past Due	$298,308	$695,116
31 - 60 Days Past Due	177,169	59,212
Greater than 60 Days Past Due	778,726	890,205
Total Past Due	1,254,203	1,644,533
Current	17,869,295	23,929,166
Total Trade Receivables	$19,123,498	$25,573,699
Recorded Investment > 60 Days and accruing	$399,448	$23,007

ALLOWANCE FOR DOUBTFUL DEBTS	Nine months ended	Nine months ended
	March 31	March 31
	2015	2014
Allowance for doubtful debts
Beginning balance	$703,402	731,475
Charge-offs	(23,721)	(354,886)
Recoveries	-	-
Provision	66,046	583,981
Other comprehensive income (fx differences)	(137,998)	9,053
Ending balance	$607,729	$969,623

Ending balance - individually evaluated for impairment	$581,349	$933,729
Ending balance - collectively evaluated for impairment	$26,380	$35,894

Reconciliation to bad debts expense in the Statement of Operations

Provision	$66,046	$583,981
Other bad debt expenses / credits not reflected in provision	5,386	(37,906)
Bad debts expense per Statement of Operations	$71,432	$546,075

Bad debt expenses not reflected in the provision include direct costs associated with pursuing an overdue receivable. If these costs are recovered they result in a credit.

TRADE RECEIVABLE BALANCES ASSESSED FOR IMPAIRMENT	March 31	June 30
	2015	2014

Ending balance	$19,123,498	$25,573,699
Ending balance - individually evaluated for impairment	$606,870	$1,079,337
Ending balance - collectively evaluated for impairment	$18,516,628	$24,494,362

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	March 31	June 30
	2015	2014

Trade receivables	$606,870	$1,079,337
Total Financing Receivables	$606,870	$1,079,337

IMPAIRED LOANS	March 31, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$606,870	$439,656	$581,349	$866,815	$10,701
	$606,870	$536,367	$581,349	$912,386	$5,999
Total
Trade receivables	$606,870	$536,367	$581,349	$912,386	$5,999
	$606,870	$536,367	$581,349	$912,386	$5,999

	June 30, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
Total
Trade receivables	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
	$1,079,337	$797,842	$667,508	$1,354,838	$78,488

Note 5 – SHORT-TERM FINANCING RECEIVABLES, NET

The Company entered into terminal lease agreements, which were recorded as sales type leases, during the quarter ended March 31, 2015. The following are balances as of March 31, 2015 and June 30, 2014. The leases have monthly payments, a term of 30 months and bear interest at an effective rate of 12.49% per annum.

	March 31	June 30
	2015	2014
Current	$66,892	$-
Non Current	116,324	-
	$183,216	$-

Short term financing receivables repayments schedule.
12 months ended:	USD $
March 31, 2016	$66,892
March 31, 2017	75,247
March 31, 2018	41,078
$183,216

Note 6 – INVENTORY

Inventory consists of the following as of March 31, 2015 and June 30, 2014:

	March 31	June 30
	2015	2014
Terminals	$232,074	$-
Prepaid gift cards or other	14,841	18,450
	$246,915	$18,450

Note 7 – OTHER ASSETS

Other assets consist of the following as of March 31, 2015 and June 30, 2014:

Other current assets	March 31	June 30
	2015	2014
Research & development grant receivable	$354,981	$555,780
Insurance claim receivable	17,152	32,085
Prepayment	55,873	43,697
Other assets	149,309	206,143
	$577,315	$837,705

Note 8 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2015 and June 30, 2014:

	March 31	June 30
	2015	2014
Moneytech and mPayments software	$5,740,045	$6,608,596
Accumulated amortization	(2,805,084)	(2,976,060)
	$2,934,961	$3,632,536

The intangible assets are amortized over 10-12 years. Amortization expense of $136,766 and $128,493 was included in cost of revenues for the three months ended March 31, 2015 and 2014, respectively and amortization expense of $431,938 and $392,698 was included in cost of revenues for the nine months ended March 31, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from March 31, 2015 is estimated to be:

Years ending March 31,
2016	$531,026
2017	531,026
2018	531,026
2019	531,026
2020	531,026
Thereafter	279,831
Total	$2,934,961

Note 9 – GOODWILL

As of March 31, 2015 and June 30, 2014, the Goodwill was comprised of the following:

	March 31	June 30
	2015	2014
Acquisition cost of Moneytech POS Pty Ltd.	$82,066	$101,265
Fixed assets received	(45,718)	(56,414)
Liability assumed	21,375	26,376
Acquisition cost assigned to goodwill	$57,723	$71,227

Note 10 – TRADE AND OTHER PAYABLES

As of March 31, 2015 and June 30, 2014, trade and other payables consist of the following:

	March 31	June 30
	2015	2014
Trade payables	$1,902,081	$6,195,424
Accrued consulting costs	561,073	561,073
Employee benefits	220,776	161,906
Other liabilities	52,823	105,555
Total payables	$2,736,753	$7,023,958

Note 11 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	March 31	June 30
	2015	2014
Wholesale loan facility	$20,526,402	$27,746,303
Cash reserve liabilities	1,184,415	878,747
	$21,710,817	$28,625,050

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$40 million as of March 31, 2015 and June 30, 2014, respectively. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 15, 2014. The facility has been renewed until December 31, 2015. Interest expense charged to cost of revenue related to the loan for the nine months ended March 31, 2015 and 2014 was approximately USD $1,225,492 and USD $1,268,668 respectively.

Subsequent to reporting date, as further disclosed in Note 21 – Subsequent Events, the Company issued AUD $25 million of Debt Securities. Subsequent to the issue of the debt securities, as of April 16, 2015, the RPA interim, agreed upon, facility limit was decreased from AUD $40 million to AUD $25 million.

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

Note 12 – SHAREHOLDER’S LOAN

	March 31	June 30
	2015	2014
Shareholder's loan	$38,162	$47,100
	$38,162	$47,100

Shareholder’s Loan

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 13 – STOCKHOLDER’S EQUITY

Preferred Stock

The Company has 1,000,000 undesignated shares of Preferred Stock authorized, each having a par value of $0.01, as of March 31, 2015 and June 30, 2014 after giving effect to the authorized shares discussed below. There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of March 31, 2015 and June 30, 2014 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of March 31, 2015 and June 30, 2014 after giving effect to the authorized shares discussed below. There were 7,671,632 shares issued and outstanding as of March 31, 2015 and June 30, 2014.

On October 3, 2013, the Company amended and restated its certificate of incorporation to decrease the number of authorized shares of Common Stock and Preferred Stock to 50,000,000 and 1,000,000 respectively.  The Company also reduced the par value of the Common Stock to $0.001 from $0.10.

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

Note 14 – STOCK COMPENSATION

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

	Number of Shares
	March 31	June 30
	2015	2014
Granted but not issued at July 1	-	338,368
Issued during nine months ended March 31	-	-
Granted during nine months ended March 31	-	170,632
Cancelled during nine months ended March 31	-	(150,000)
Granted but not issued at March 31	-	359,000

The Company believes the shares granted but not issued at July 1 were cancelled due to non-performance as of June 30, 2014.

Note 15 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor could receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share. The options vested and became exercisable immediately upon grant with a 3 year life. As of March 31, 2015, 14,500 of the Performance Based Stock Options are vested. As a result of the return of WTI, as further detailed in footnote 2, no additional shares can be vested. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date Fair Value of options was $249,995.

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

The Company recorded $37,869 and $41,619 option expense in the three months ended March 31, 2015 and 2014, respectively and $113,607 and $157,110 option expense in the nine months ended March 31, 2015 and 2014, respectively.

The following is a summary of the activity and position as of the nine months ended March 31, 2015 and 2014.

	Number of Stock Options
	Nine months ended
	March 31
	2015	2014
Outstanding at July 1	350,000	100,000
Granted	-	250,000
Exercised	-	-
Expired	-	-
Outstanding at March 31	350,000	350,000
Exercisable at March 31	158,231	83,243

Options outstanding at March 31, 2015 are as follows:

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life	Exercise		Exercise
	Options	(Years)	Price	Options	Price
Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)

$1.30 to $2.50	350,000	4.66	$1.96	158,231	$1.94

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 16 – RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2015 and 2014, the Company paid a company controlled by the President of Moneytech for consulting services $22,037 and $76,422 (three months ended), respectively, and $131,310 and $198,871 (nine months ended), respectively. This arrangement was terminated as of January 31, 2015.

Note 17 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three and nine months ended March 31, 2015 and 2014:

INCOME TAX EXPENSE	Three months ended		Three months ended		Three months ended
	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	(13,702)	25,814	-	-	(13,702)	25,814
Total	$(13,702)	$25,814	$-	$-	$(13,702)	$25,814

INCOME TAX EXPENSE	Nine months ended		Nine months ended		Nine months ended
	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	117,527	203,186	-	-	117,527	203,186
Total	$117,527	$203,186	$-	$-	$117,527	$203,186

The following are the components of income before income tax reflected in the Statement of Operations for the three and nine months ended March 31, 2015 and 2014:

COMPONENTS OF INCOME BEFORE	Three months ended		Three months ended		Three months ended
INCOME TAX	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Loss from continuing operations	$(219,871)	$(30,529)	$(89,981)	$(267,470)	$(309,852)	$(297,999)
Net loss from discontinued operations	-	-	-	(3,750)	-	(3,750)
Loss before Income tax	$(219,871)	$(30,529)	$(89,981)	$(271,220)	$(309,852)	$(301,749)

Income tax	$(13,702)	$25,814	$-	$-	$(13,702)	$25,814
Effective tax rate	6%	(85)%	-%	-%	4%	(9)%

COMPONENTS OF INCOME BEFORE	Nine months ended		Nine months ended		Nine months ended
INCOME TAX	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
(Loss) income from continuing operations	$(129,573)	$390,151	$(516,445)	$(777,032)	$(646,018)	$(386,881)
Net loss from discontinued operations	-	-	-	(301,280)	-	(301,280)
(Loss) income before Income tax	$(129,573)	$390,151	$(516,445)	$(1,078,312)	$(646,018)	$(688,161)

Income tax	$117,527	$203,186	$-	$-	$117,527	$203,186
Effective tax rate	(91)%	52%	-%	-%	(18)%	(30)%

The Company did not have a United States tax paying entity during the three and nine months ended March 31, 2015.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and nine months ended March 31, 2015 and 2014:

INCOME TAX RATE	Three months ended		Three months ended		Three months ended
RECONCILIATION	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	21%	101%	-%	-%	15%	9%
Research and development grant eligible expenditure	(28)%	(93)%	-%	-%	(20)%	(9)%
Research and development grant eligible amortisation	(19)%	(123)%	-%	-%	(12)%	(12)%
USA losses	-%	-%	(30)%	(30)%	(9)%	(27)%
Other	2%	-%	-%	-%	-%	-%
Tax expenses at actual rate	6%	(85)%	-%	-%	4%	(9)%

INCOME TAX RATE	Nine months ended		Nine months ended		Nine months ended
RECONCILIATION	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	98%	(28)%	-%	-%	20%	17%
Research and development grant eligible expenditure	(121)%	22%	-%	-%	(24)%	(12)%
Research and development grant eligible amortisation	(100)%	28%	-%	-%	(20)%	(16)%
USA losses	-%	-%	(30)%	(30)%	(24)%	(49)%
Other	2%	-%	-%	-%	-%	-%
Tax expenses at actual rate	(91)%	52%	-%	-%	(18)%	(30)%

The following are the components of deferred tax reflected in the Statement of Operations for the three and nine months ended March 31, 2015 and 2014:

COMPONENTS OF DEFERRED	Three months ended		Three months ended		Three months ended
TAX EXPENSE	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$10,400	$62,176	$-	$-	$10,400	$62,176
Doubtful debts reserve	3,656	(32,596)	-	-	3,656	(32,596)
Accruals	(27,758)	(3,766)	-	-	(27,758)	(3,766)
	$(13,702)	$25,814	$-	$-	$(13,702)	$25,814

COMPONENTS OF DEFERRED	Nine months ended		Nine months ended		Nine months ended
TAX EXPENSE	March 31		March 31		March 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$163,633	$279,351	$-	$-	$163,633	$279,351
Doubtful debts reserve	(12,698)	(68,729)	-	-	(12,698)	(68,729)
Accruals	(33,408)	(7,436)	-	-	(33,408)	(7,436)
	$117,527	$203,186	$-	$-	$117,527	$203,186

The following are the components of deferred tax reflected in the Balance Sheet as of March 31, 2015 and June 30, 2014:

COMPONENTS OF DEFERRED	March 31	June 30	March 31	June 30	March 31	June 30
TAX ASSET	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$910,630	$1,303,475	$-	$-	$910,630	$1,303,475
Doubtful debts reserve	182,263	211,021	-	-	182,263	211,021
Accruals	75,935	56,991	-	-	75,935	56,991
	$1,168,828	$1,571,487	$-	$-	$1,168,828	$1,571,487

Deferred tax assets - current	$229,020	$282,600	$-	$-	$229,020	$282,600
Deferred tax assets - non current	939,808	1,288,887	-	-	939,808	1,288,887
	$1,168,828	$1,571,487	$-	$-	$1,168,828	$1,571,487

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

As of March 31, 2015, Moneytech had approximately $3,035,435 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of March 31, 2015, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL. The deferred tax assets of the US entities at March 31, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 18 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operated in two regions: Australia and the United States of America. As a result of the Separation Agreement, see Note 2, the Company now operates only in Australia. All inter-company transactions are eliminated in consolidation.

For the three months ended March 31, 2015 and 2014, geographic segment information is as follows:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$1,145,224	$-	$-	$1,145,224	$1,448,936	$-	$-	$1,448,936
Cost of Revenue	814,451	-	-	814,451	689,164	-	-	689,164
Total Expenses	810,821	-	-	810,821	922,111	267,470	-	1,189,581
Other Income (Expense)	170,196	-	-	170,196	131,810	-	-	131,810
Net Income (Loss) before tax from continuing operations	(309,852)	-	-	(309,852)	(30,529)	(267,470)	-	(297,999)
Discontinued operations	-	-	-	-	-	(3,750)	-	(3,750)
Assets	29,105,733	-	-	29,105,733	33,510,306	-	-	33,510,306
Debt	24,485,732	-	-	24,485,732	26,185,072	-	-	26,185,072

For the nine months ended March 31, 2015 and 2014, geographic segment information is as follows:

	Nine Months Ended March 31, 2015				Nine Months Ended March 31, 2014
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$3,424,264	$-	$-	$3,424,264	$4,160,975	$2,174	$-	$4,163,149
Cost of Revenue	2,306,423	-	-	2,306,423	2,184,675	2,204	-	2,186,879
Total Expenses	2,264,415	-	-	2,264,415	2,063,454	777,002	-	2,840,456
Other Income (Expense)	500,556	-	-	500,556	477,305	-	-	477,305
Net Income (Loss) before tax from continuing operations	(646,018)	-	-	(646,018)	390,151	(777,032)	-	(386,881)
Discontinued operations	-	-	-	-	-	(301,280)	-	(301,280)
Assets	29,105,733	-	-	29,105,733	33,510,306	-	-	33,510,306
Debt	24,485,732	-	-	24,485,732	26,185,072	-	-	26,185,072

Note 19 – EQUITY INVESTMENT

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

360 incurred continuous losses from inception through December 31, 2014, and as a result the Company did not recognize any income or return from the investment for the periods ended December 31, 2014 and earlier as doing so would have created a negative carrying value in the investment account. The Company discontinued using the equity method rather than establish a negative balance for periods through December 31, 2014.

During the nine months ended March 31, 2015 360 was profitable and absorbed its accumulated losses through December 31, 2014.

The Company expects this performance to continue and as a result the Company has commenced recording 37.5% of the accumulated profits to date as income in the three and nine months ended March 31, 2015. A gain on equity method investment of $12,380 has been reported in the Statement of Operations and Comprehensive Loss for the three and nine months ended March 31, 2015. As a result of the current period 360 profits the Company has recorded an Investment in equity affiliate of $11,024 in the Balance Sheet as at March 31, 2015.

Note 20 – COMMITMENTS

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

For the three and nine months ended March 31, 2015 and 2014, the aggregate rental expense was USD $28,975 and USD $34,217 (three months), respectively and USD $98,047 and USD $103,964 (nine months), respectively.

Future minimum rental payments required under operating leases as of March 31, 2015 are as follows:

USD $
2016	$45,850

Note 21 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 14, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Subsequent to reporting date, Moneytech Finance Pty Ltd, a wholly owned subsidiary of the Company, entered into an agreement to issue and issued AUD $25 million of debt securities. The debt securities mature in 7 years and have similar conditions, including financial covenants and use of proceeds, to the wholesale facility and are subordinate to that facility. The Subordinated Notes, bear interest at a rate of 4.65% per annum plus the Australian Bank Bill Swap (“BBSW”) rate, payable quarterly in arrears. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The Subordinated Notes are payable in full on April 17, 2022, subject to earlier redemption at the request of the holder in the event of a Change of Control (as defined in the Trust Deed), or at the option of the Company on certain prescribed dates. Repayment of the Subordinated Notes has been guaranteed by Moneytech Limited, the corporate parent of Moneytech Finance Pty Ltd, and Moneytech Services Pty Ltd (collectively with Moneytech Limited, the “Guarantors”), all of which are wholly-owned Australian subsidiaries of Source.

The costs of the Subordinated Note issuance was approximately AUD $1 million and the proceeds to the company are approximately AUD $24 million. The Company intends to use the proceeds to increase its ability to finance its commercial asset based lending activity.

The RPA interim agreed upon facility limit was decreased from AUD $40 million to AUD $25 million as of April 16, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, as amended on January 13, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Since 2005 Moneytech has had a securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with Westpac, which had an AUD $40 million interim agreed upon limit but which was reduced to AUD $25 million in conjunction with the issuance by the Company of AUD $25 million of its debt securities. Moneytech uses the Wholesale Facility to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (“SME’s”) throughout Australia. Moneytech has been in operation for over ten years and has operated profitably in five of the last six years.

The Company recently issued AUD $25 million of debt securities in a private placement completed in Australia. The notes mature in 7 years and have similar conditions, including financial covenants and use of proceeds, to the wholesale facility and are sub-ordinate to that facility. The costs of the Subordinated Note issuance were approximately AUD $1 million and the proceeds to the company are approximately AUD $24 million. The Subordinated Notes bear interest at a rate of 4.65% per annum above the Australian BBSW rate. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The Notes can be redeemed early at increased cost to the Company or at the request of the holder in the event of a change in control.

The advantages to the Company include removing reliance on a single source of funding with the uncertainly of an annual renewal event and the removal of delays associated with wholesale facility approval requirements for new customers. Credit insurance will be required and obtained on the same terms as the existing wholesale facility.

The funding provides the Company with the ability to identify and underwrite new customers according to the Companies’ existing policies. The proceeds will assist in the Company expanding its commercial asset based lending activities.

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

Principal factors affecting result of continuing operations

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

•	Net financing income - We track the split between the interest income, finance charges and fee income earned on the funds we lend and the interest, finance charges and fees incurred on our Wholesale Facility, and continually monitor the components of our yield and our cost of funds. In addition, we monitor external rate trends, including the Reserve Bank of Australia cash rate.

•	We have commenced to distribute new point off sale terminals and replacing older terminals. The terminals are recorded as either direct sales to the user or sales type leases.

•	Net bad debt losses - Other than our cost of funds- interest expense and related fees- the largest driver of business profitability is the minimization of bad debts. Each asset based line of credit is priced based on an industry and individual customer risk profile developed by us. Delinquencies negatively impact our business performance. Our profitability is directly connected to our net credit losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance. Our target customer is a business that has financing requirements (in terms of size and time to funding) that make them ineligible candidates for loans from larger Australian commercial banks. Our lending criteria have, to date, resulted in a relatively low level of overdue and delinquent balances and corresponding minimizing of bad debt. We extend Credit for a maximum of 122 days. Amounts outstanding beyond their due date are considered overdue and amount overdue for more than 30 days are considered delinquent. We monitor credit quality within our portfolio by observing trends in “average collection periods” “Days Sales Outstanding,” delinquent balances as a percentage of our portfolio and single obligor concentration limits and expect our bad debt to be approximately 0.15% of amounts funded. We assess the recoverability of each delinquent balance and overall customer balances when determining the required amount of bad debt reserve.

•	Costs and expenses - We assess our operational efficiency using our cost-to-income ratio. We perform extensive analysis to determine whether observed fluctuations in cost and expense levels indicate a trend or are the nonrecurring impact of large projects. Our cost and expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage. Portfolio volume and rate of turnover determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor new business volume and business growth.

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

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended March 31, 2015 (“Q3 2015” and “Year to date 2015”) and 2014 (“Q3 2014” and “Year to date 2014”) respectively.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Third quarter fiscal 2015 v third quarter fiscal 2014

Set forth below are certain items from our operating statements for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	USD	USD	USD

Revenue	1,145,224	1,448,936	(303,712)	(21)%
Confirmed capital and credit express	828,977	1,310,784	(481,807)	(37)%
Interest revenue	473,959	986,182	(512,223)	(52)%
Fees	354,152	293,384	60,768	21%
Other revenue	866	31,218	(30,352)	(97)%
Payment services	289,253	125,789	163,464	130%
Giftcard program revenue	13,350	51,462	(38,112)	(74)%
Terminal sales	229,756	-	229,756	-
Other revenue	46,147	74,327	(28,180)	(38)%
Other revenue	26,994	12,363	14,631	118%
360FX customer referral	26,744	17,139	9,605	56%
Foreign exchange	241	(4,934)	5,175	(105)%
Other revenue	9	158	(149)	(94)%

Cost of revenue	814,451	689,164	125,287	18%
Confirmed capital and credit express	470,548	486,721	(16,173)	(3)%
Interest expense	365,146	383,899	(18,753)	(5)%
Account Issuing Expenses	37,086	46,797	(9,711)	(21)%
Insurance	67,406	48,285	19,121	40%
Other	910	7,740	(6,830)	(88)%
Payment services	174,112	45,253	128,859	285%
Gift card expenses	3,402	16,532	(13,130)	(79)%
Terminal sales	146,598	-	146,598	-
Other	24,112	28,721	(4,609)	(16)%
Depreciation and amortization	162,605	157,190	5,415	3%
Other cost of revenue	7,186	-	7,186	-

Gross profit	330,773	759,772	(428,999)	(56)%

Operating expenses	810,821	1,189,581	(378,760)
Compensation expenses	396,799	403,456	(6,657)	(2)%
Research and development expense	192,028	77,861	114,167	147%
Bad debt expenses	7,762	291,720	(283,958)	(97)%
Bad debts recovered	854	(82)	936	(1,141)%
Professional expenses	(6,159)	225,363	(231,522)	(103)%
Occupancy expenses	52,870	56,934	(4,064)	(7)%
Depreciation expense	13,148	12,957	191	1%
General and administration expenses	153,519	121,372	32,147	26%

(Loss) income from operations	(480,048)	(429,809)	(50,239)	12%

Other income	170,196	131,810	38,386	29%

(Loss) income before income tax	(309,852)	(297,999)	(11,853)	4%

Income tax expense	(13,702)	25,814	(39,516)	(153)%

Net (loss) income from continuing operations	(296,150)	(323,813)	27,663	(9)%

Net result from discontinued operations	-	(3,750)	3,750	NA

Net (loss) income	(296,150)	(327,563)	31,413	(10)%

Other comprehensive loss
Foreign currency translation	(387,006)	228,820	(615,826)	(269)%
Comprehensive loss	(683,156)	(98,743)	(584,413)	592%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the three months ended March 31, 2015 and 2014.

	For the three months ended		$	%	% Revenue / Cost of
	March 31		Increase	Increase	revenue
	2015	2014	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	1,437,830	1,612,112	(174,282)	(11)%	(11)%
Confirmed capital and credit express	1,042,309	1,457,846	(415,537)	(29)%	(26)%
Interest revenue	596,716	1,094,957	(498,241)	(46)%	(31)%
Fees	444,493	328,101	116,392	35%	7%
Other revenue	1,100	34,789	(33,689)	(97)%	(2)%
Payment services	361,340	139,738	221,602	159%	14%
Giftcard program revenue	16,795	56,840	(40,045)	(70)%	(2)%
Terminal sales	268,000	-	268,000	-	17%
Other revenue	76,545	82,899	(6,354)	(8)%	(0)%
Other revenue	34,181	14,527	19,654	135%	1%
360FX customer referral	33,895	19,271	14,624	76%	1%
Foreign exchange	286	(4,911)	5,197	(106)%	0%
Other revenue	-	168	(168)	(100)%	(0)%
Cost of revenue	1,016,780	768,855	247,925	32%	32%
Confirmed capital and credit express	586,463	543,692	42,771	8%	6%
Interest expense	457,717	428,788	28,929	7%	4%
Account Issuing Expenses	45,441	52,279	(6,838)	(13)%	(1)%
Insurance	82,737	53,378	29,359	55%	4%
Other	568	9,247	(8,679)	(94)%	(1)%
Payment services	217,840	50,005	167,835	336%	22%
Gift card expenses	4,212	18,188	(13,976)	(77)%	(2)%
Terminal sales	171,000	-	171,000	-	22%
Other	42,628	31,817	10,811	34%	1%
Depreciation and amortization	203,472	175,157	28,315	16%	4%
Other cost of revenue	9,005	0	9,005	-	1%
Gross profit	421,050	843,257	(422,207)	(50)%

Revenue

Consolidated revenue from continuing operations for Q3 2015 was approximately $1,145,224, a decrease of $303,712 or 21% from our consolidated revenue from continuing operations for Q3 2014 of $1,448,936.  Excluding differences attributable to changes in foreign exchange rates, revenue decreased 11%. The decrease in our revenues was entirely the result of a decrease in Confirmed Capital and Credit Express revenues of 29% which accounted for 26 percentage points of the 11% decrease. Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue decrease is mainly attributable to the fact that revenues received as a result of a customer default in Q3 2014 were not repeated in the current quarter. The non-recurring income in Q3 2014 was AUD$494,635 or 31 percentage points of the 26 percentage point decrease. The lines of credit we funded were approximately AUD$47 million during the three months ended March 31, 2015 and AUD$49 million during the three months ended March 31, 2014.

Excluding differences attributable to changes in foreign exchange rates, Payments Services revenues increased 159% and Other revenue increased 135% reflecting the growth in our payment services and foreign exchange businesses. The increase in payment services revenue is primarily attributable to an expansion of the number of terminals operated by Mpos, our subsidiary that provides point of sale terminals for customers in Australia. In the current quarter we commenced the sale and leasing deployment of new terminals and sold or leased 360 of the terminals following agreements with a new terminal supplier and a new merchant acquiring service provider. We generated an additional AUD$268,000 in revenue from these activities.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to the funds we borrow and the amortization expense of capitalized research and development costs was $814,451 in the three months ended March 31, 2015, an increase of $125,287 or 18% from our cost of revenue of $689,164 for the three months ended March 31, 2014.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 32% primarily as a result of increases in Payments Services costs of 336% which accounted for 22 percentage points of the 32% increase. Increases in Confirmed Capital and Credit Express costs of 8% which accounted for 6 percentage points of the 32%, increases in Depreciation and Amortization Costs of 16% which accounted for 4 percentage points of the 32% increase and a negligible increase in Other Costs accounts for the remainder.  Excluding differences attributable to changes in foreign exchange rates, the increase in Payments Services costs is mainly attributable to an increase in costs at Mpos attributable to costs connected with new terminals put into service. The increase in Confirmed Capital and Credit Express costs is primarily attributable to increases in interest and insurance expenses which each accounted for 4 percentage points of the 6 percentage point increase.  Notwithstanding a reduction in the lines of credit we funded, interest expense increased as a result of an increase in fees charged on the portion of the wholesale facility that was not utilized. The amount of the facility that was not utilized increased as a result of the increase in the facility limit at the end of the third quarter 2014 and this accounted for approximately AUD$49,315 or 6 percentage points of the 6 percentage point increase as well as the loss of defaulting confirmed capital customers subsequent to the third quarter 2014. The increase in amortization is attributable to increased investment in intangibles.

Our gross profit from continuing operations, decreased $428,999 from $759,772 in the quarter ended March 31, 2014 to $330,773 in the quarter ended March 31, 2015.  This was primarily attributable to net interest and fee revenue decreases at Confirmed Capital and Credit Express and was partially offset by increases in gross profit in the Payments Services business as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs for borrowed funds, the other significant factor in determining our profitability is our operating expenses, in particular our bad debt expenses and recoveries.  Our bad debt expenses for Q3 2015 were $7,762, representing a decrease of $283,958 from bad debt expense of $291,720 for Q3 2014. We regularly evaluate the credit quality of our customers and this decrease is attributable to changes made in the prior quarter as a result of the assessment of several customer balances in line with our credit and collections policy. Bad debt recoveries were negligible quarter on quarter.

The percentage of delinquent balances in our portfolio was 1.66% and 1.78% as of March 31, 2015 and 2014 respectively.  The percentage of delinquent balances in our portfolio averaged 1.59% and 1.60% in the three months ended March 31, 2015 and 2014 respectively.  The average collection period in our portfolio decreased from 46 days to 41 days during the three months ended March 31, 2015 and decreased from 55 to 50 days during the three months ended March 31, 2014. Bad debts as a percentage of amount funded was 0.02% and 0.65% in the three months ended March 31, 2015 and 2014 respectively. This was due to losses from 39 customers.

Our total operating expenses from continuing operations (other than bad debt) decreased by $95,738 or 11% from $897,943 in the third quarter 2014 to $802,205 in the third quarter 2015. This decrease is primarily attributed to a decrease in professional expenses ($231,522 or 103%) and is partially offset by an increase in research and development expenses ($114,167 or 147%).  The professional expenses decrease primarily reflects a decrease in legal fees ($236,191). We renegotiated and were able to reduce previously recorded legal fees following our decision to withdraw our registration statement filed with the SEC. The research and development expense increase reflects increased expenditure that is not capitalized. Management anticipates legal expenses will be reduced significantly in total in fiscal 2015.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. In Q3 2015 we accrued AUD $179,588 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government. Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment. The awarded grant is not a return of tax. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax for Q3 2015 was $309,852, as compared to a net loss of $297,999 for Q3 2014.  As a result of negative $13,702 in deferred taxes incurred in Q3 2015, we incurred a net loss after tax for Q3 2015 of $296,150, as compared to a net loss after tax for Q3 2014 of $323,813.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable during the quarter, primarily because Confirmed Capital customers lost on their default have not yet been replaced. Expenses of being a public company in the United States continues to effect overall profitability.

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

The average AUD/USD exchange rates were 1 to 0.8967 and 1 to 0.7866 in Q3 2014 and Q3 2015, respectively. The AUD/USD exchange rates were 1 to 0.9420 and 1 to 0.7634 at June 30, 2014 and March 31, 2015, respectively.

Year to date fiscal 2015 v fiscal 2014

Set forth below are certain items from our operating statements for the nine months ended March 31, 2015 and 2014:

	For the nine months ended		$	%
	March 31		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	3,424,264	4,163,149	(738,885)	(18)%
Confirmed capital and credit express	2,895,014	3,710,650	(815,636)	(22)%
Interest revenue	1,804,146	2,602,560	(798,414)	(31)%
Fees	1,085,990	1,012,969	73,021	7%
Other revenue	4,878	95,121	(90,243)	(95)%
Payment services	455,211	339,397	115,814	34%
Giftcard program revenue	55,588	105,777	(50,189)	(47)%
Terminal sales	229,756	-	229,756	-
Other revenue	169,867	233,620	(63,753)	(27)%
Other revenue	74,039	113,102	(39,063)	(35)%
360FX customer referral	72,812	69,494	3,318	5%
Foreign exchange	958	43,961	(43,003)	(98)%
Other revenue	269	(353)	622	(176)%

Cost of revenue	2,306,423	2,186,879	119,544	5%
Confirmed capital and credit express	1,556,791	1,613,525	(56,734)	(4)%
Interest expense	1,231,472	1,268,669	(37,197)	(3)%
Account Issuing Expenses	141,150	133,955	7,195	5%
Insurance	168,216	124,926	43,290	35%
Other	15,953	85,975	(70,022)	(81)%
Payment services	229,204	95,384	133,820	140%
Gift card expenses	14,497	26,812	(12,315)	(46)%
Terminal sales	146,598	-	146,598	-
Other	68,109	68,572	(463)	(1)%
Depreciation and amortization	513,242	477,970	35,272	7%
Other cost of revenue	7,186	-	7,186	-
Gross profit	1,117,841	1,976,270	(858,429)	(43)%

Operating expenses	2,264,415	2,840,456	(576,041)
Compensation expenses	1,013,585	847,776	165,809	20%
Research and development expense	523,418	296,656	226,762	76%
Bad debt expenses	71,432	546,075	(474,643)	(87)%
Bad debts recovered	(144,357)	(3,185)	(141,172)	4,432%
Professional expenses	220,097	443,384	(223,287)	(50)%
Occupancy expenses	168,353	186,110	(17,757)	(10)%
Depreciation expense	47,469	49,864	(2,395)	(5)%
General and administration expenses	364,418	473,776	(109,358)	(23)%

(Loss) income from operations	(1,146,574)	(864,186)	(282,388)	33%

Other income	500,556	477,305	23,251	5%

(Loss) income before income tax	(646,018)	(386,881)	(259,137)	67%

Income tax expense	117,527	203,186	(85,659)	(42)%

Net (loss) income from continuing operations	(763,545)	(590,067)	(173,478)	29%

Net result from discontinued operations	-	(301,280)	301,280	NA

Net (loss) income	(763,545)	(891,347)	127,802	(14)%

Other comprehensive loss
Foreign currency translation	(1,285,719)	72,563	(1,358,282)	(1872)%
Comprehensive loss	(2,049,264)	(818,784)	(1,230,480)	150%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the nine months ended March 31, 2015 and 2014.

	For the nine months ended		$	%	% Revenue / Cost of
	March 31		Increase	Increase	revenue
	2015	2015	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	3,994,242	4,554,164	(559,922)	(12)%	(12)%
Confirmed capital and credit express	3,359,793	4,059,142	(699,349)	(17)%	(15)%
Interest revenue	2,088,793	2,847,127	(758,334)	(27)%	(17)%
Fees	1,265,400	1,107,956	157,444	14%	3%
Other revenue	5,600	104,060	(98,460)	(95)%	(2)%
Payment services	547,497	371,291	176,206	47%	4%
Giftcard program revenue	64,174	115,718	(51,544)	(45)%	(1)%
Terminal sales	268,000	-	268,000	-	6%
Other revenue	215,323	255,574	(40,251)	(16)%	(1)%
Other revenue	86,952	123,730	(36,778)	(30)%	(1)%
360FX customer referral	85,570	76,025	9,545	13%	0%
Foreign exchange	1,091	48,092	(47,001)	(98)%	(1)%
Other revenue	291	(386)	677	(175)%	0%
Cost of revenue	2,690,333	2,392,179	298,154	12%	12%
Confirmed capital and credit express	1,804,908	1,764,944	39,964	2%	2%
Interest expense	1,429,478	1,387,888	41,590	3%	2%
Account Issuing Expenses	162,171	146,544	15,627	11%	1%
Insurance	195,817	136,458	59,359	43%	2%
Other	17,442	94,054	(76,612)	(81)%	(3)%
Payment services	279,637	104,348	175,289	168%	7%
Gift card expenses	16,657	29,332	(12,675)	(43)%	(0)
Terminal sales	171,000	-	171,000	-	0
Other	91,980	75,016	16,964	23%	0
Depreciation and amortization	596,783	522,886	73,897	14%	3%
Other cost of revenue	9,005	0	9,005	-	0%
Gross profit	1,303,909	2,161,985	(858,076)	(40)%

Revenue

Consolidated revenue from continuing operations for the first nine months of the 2015 fiscal year (“YTD 2015”) was approximately $3,424,264, a decrease of $738,885 or 18% from our consolidated revenue from continuing operations for the first nine months of the 2014 fiscal year (“YTD 2014”) of $4,163,149.  Excluding differences attributable to changes in foreign exchange rates, revenue decreased 12%, primarily as a result of a decrease in Confirmed Capital and Credit Express revenues of 17% which exceeded the 12% decrease, and were partially offset by an increase in Payment Services revenues of 47%. Excluding differences attributable to changes in foreign exchange rates, the Confirmed Capital and Credit Express revenue decrease is primarily attributable to a decrease in interest revenue of 27% and a 95% decrease in fees charged to new customers to set up their accounts offset by a 14% increase in fees. Excluding differences attributable to changes in foreign exchange rates, the decrease in interest revenue is mainly attributable to the fact that revenues received as a result of a customer default in the prior year were not repeated in the current year. The non-recurring income in the nine months ended March 31, 2014 was AUD$494,635 or 11 percentage points of the 12 percentage point decrease in revenue. The lines of credit we funded were approximately AUD$157 million during the nine months ended March 31, 2015 and AUD$169 million during the nine months ended March 31, 2014. The lines of credit we funded are lower because customers whose lines were terminated as a result of their default in YTD 2014 have not yet been replaced.

The increase in payment services revenue is primarily attributable to an increase in terminal related revenues in Mpos which provides point of sale terminals for customers in Australia. In Q3 2015 we commenced the sale and leasing deployment of new terminals and sold or leased 360 terminals following agreements with a new terminal supplier and a new merchant acquiring service provider. We generated an additional AUD$268,000 in revenue from these activities. Other revenue decreased slightly and this is primarily attributable to a decrease in foreign exchange services for customers.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $2,306,423 in the nine months ended March 31, 2015, an increase of $119,544 or 5% from our cost of revenue of $2,186,879 for the nine months ended March 31, 2014.  Excluding differences attributable to changes in foreign exchange rates, costs of revenue increased 12% primarily as a result of increases in Payment Services of 168% which accounted for 7 percentage points of the 12% increase, increases in depreciation and amortization costs of 14% which accounted for 3 percentage points of the 12% increase and increases in Confirmed Capital and Credit Express costs of 2% which accounted for the remaining 2 percentage points.  Excluding differences attributable to changes in foreign exchange rates, the Payment Services cost increase is primarily attributable to an increase in costs at Mpos attributable to costs connected with the deployment of new terminals. The increase in amortization is attributable to increased investment in intangibles. The increase in Confirmed Capital and Credit Express costs is mainly attributable to an 11% increase in account issuing expenses, an increase of 3% in interest expense, an increase of 43% in insurance costs and a decrease in fees associated with existing accounts of 81%.  Our interest expense increased slightly year over year as a slight decrease in the volume of credit lines funded year to date was more than offset by increases attributable to the amount of the facility that was not advanced as a result of increases in the facility limit and loss of defaulting Confirmed Capital customers. The amount of the facility that was not advanced accounted for approximately AUD$49,315 or 2 percentage points of the12 percentage point increase.

Our gross profit from continuing operations, decreased $858,429 from $1,976,270 in the nine months ended March 31, 2014 to $1,117,841 in the nine months ended March 31, 2015.  This was primarily attributable to net interest and fee revenue decreases at Confirmed Capital and Credit Express as described above and a decline in performance in the payments services business.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs for funds borrowed, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expenses for YTD 2015 were $71,432, representing a decrease of $474,643 from bad debt expenses of $546,075 for YTD 2014. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the specific assessment of several customer balances in line with our credit and collections policy. Our bad debt recovery for YTD 2015 was $144,357, representing an increase of $141,172 from bad debt recovery of $3,185 for YTD 2014. This is primarily attributable to a recovery through a security interest held over real property, on an individual debt.

The percentage of delinquent balances in our portfolio was 1.66% and 1.78% as of March 31, 2015 and 2014 respectively.  The percentage of delinquent balances in our portfolio averaged 1.68% and 1.90% in the nine months ended March 31, 2015 and 2014 respectively.  The average collection period in our portfolio decreased from 45 days to 41 days during the nine months ended March 31, 2015 and increased from 45 to 50 days during the nine months ended March 31, 2014. Bad debts as a percentage of amount funded was 0.05% and 0.35% in the nine months ended March 31, 2015 and 2014 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $39,774 or 2% from $2,297,566 year to date 2014, to $2,337,340 year to date 2015. This increase is primarily attributed to compensation costs ($165,809 or 20%), research and development expense ($226,762 or 76%), offset by a decrease in professional expenses ($223,287 or 50%) and general and administration expenses ($109,358 or 23%).  The compensation costs increase reflects costs of adding our Management, Business Development officer, other staff and non-executive directors that were not employed prior to March 31, 2014. These costs are expected to remain in fiscal 2015.  The research and development expense increase reflects increased expenditure on items that are not capitalized. The professional expenses decrease primarily reflects a decrease in legal fees ($233,549).  Legal fees have decreased because activity associated with the Company’s registration statement stopped following the withdrawal of our registration statement in the third quarter 2015 and a renegotiation of previously recorded legal fees. The general and administration expenses decrease primarily reflects a decrease in stock compensation connected with investor relations services. Management anticipates operating expenses will be reduced significantly in total in fiscal 2015.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA, offset by interest income on the cash reserves we are required to maintain under the RPA, and research and development grants received from the Australian government. YTD 2015 we have accrued AUD $494,588 for research grants we expect to receive later this year from the Australian government.

The research and development grant payment is determined according to criteria set by the Australian government. Grant processing and payment takes place annually and requires the filing of the Australian tax return prior to finalization and payment. The awarded grant is not a return of tax. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met.

Our net loss from continuing operations before tax YTD 2015 was $646,018, as compared to a net loss of $386,881 YTD 2014.  As a result of $117,527 in deferred taxes incurred YTD 2015, we incurred a net loss after tax YTD 2015 of $763,545, as compared to a net loss after tax YTD 2014 of $590,067.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia are not profitable YTD 2015, primarily because net interest margins have decreased. Net interest margins have decreased primarily because revenues associated with defaulting Confirmed Capital customers have not yet been replaced and interest costs attributable to the amount of the facility that has not been advanced have increased. Expenses of being a public company in the United States continues to weigh on overall profitability.

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

The average AUD/USD exchange rates were 1 to 0.9141 and 1 to 0.8573 YTD 2014 and YTD 2015, respectively. The AUD/USD exchange rates were 1 to 0.9420 and 1 to 0.7634 at June 30, 2014 and March 31, 2015, respectively.

Comparison of Balance Sheet Data as at March 31, 2015 and June 30, 2014

Set forth below are certain items from our Consolidated Balance Sheet at March 31, 2015 and June 30, 2014:

	March 31	June 30
	2015	2014
Cash and cash equivalents	$5,060,745	$10,730,743
Trade receivables, net	18,515,769	24,870,297
Total Assets	$29,105,733	$42,251,766

Wholesale Loan Facility	$20,526,402	$27,746,303
Total Liabilities	$24,485,732	$35,696,108

Total Stockholder's Equity	$4,620,001	$6,555,658

Trade receivables, Total Assets, Wholesale Loan Facility and Total Liabilities have decreased primarily due to the default of a Confirmed Capital Customer which has been terminated. In addition, the deterioration of the AUD/USD exchange rate from 1 to 0.9420 to 1 to 0.7634 at June 30, 2014 and March 31, 2015 respectively effected the balance sheet values of these assets.

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

Credit Facility

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at March 31, 2015 our borrowing capacity was limited to AUD $40 million but has subsequently been reduced and the total amount drawn against the facility was $20,526,402.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 15, 2014. The facility has been renewed until December 31, 2015.

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

We recently issued AUD $25 million of debt securities. The notes mature in 7 years and have similar conditions, including financial covenants and restrictions as to use of proceeds, to the wholesale facility and are sub-ordinate to that facility. The costs of the Subordinated Note issuance were approximately AUD $1 million and the proceeds to the company are approximately AUD $24 million. The Subordinated Notes bear interest at a rate of 4.65% per annum above the Australian BBSW rate. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The Notes can be redeemed early at increased cost to the Company or at the request of the holder in the event of a change in control.

In conjunction with the note issuance, the RPA interim agreed upon facility limit was decreased from AUD $40 million to AUD $25 million as of April 16, 2015.

Set forth below are certain items from our Statement of Cash Flows for the nine months ended March 31, 2015 and 2014:

	For the nine months ended March 31
	2015	2014
Net cash (used in) provided by operating activities	$(1,944,012)	$7,581,148
Net cash (used in) investing activities	(468,710)	(600,278)
Net cash (used in) financing activities	(1,669,928)	(6,646,270)
Net cash (used in) discontinued operations	-	(65,287)
Effect of exchange rate changes on cash and cash equivalents	(1,587,348)	71,730
Net cash outflow	$(5,669,998)	$341,043

Net cash provided by (used in) operating activities

During the nine months ended March 31, 2015, we used approximately $1,944,012 of net cash in our operating activities. This reflects our net loss from continuing operations of $763,545 plus $1,180,467 used by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $1,840,830 and a decrease in trade payables of $3,447,850. Trade receivables decreased due to a decrease in credit lines provided as a result of a Confirmed Capital customer default. Trade payables decreased as monies received on behalf of customers were paid to our customers. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $559,091, stock options and shares issued for compensation of $113,607 and Gains on Equity method investments ($12,380).

During the nine months ended March 31, 2014, we generated approximately $7,581,147 of net cash in our operating activities.  This reflects our net loss from continuing operations of $590,067 plus $8,171,215 cash generated by changes in operating assets and liabilities and adjustments for non-cash items.   Cash generated by working capital items and other activities was primarily impacted by a decrease in trade receivables of $7,038,408, a decrease in other assets of $225,954 and a decrease in buyer payments and sellers’ liabilities and other items using $123,435. Adjustments for non-cash items consisted of depreciation and amortization $527,835 and stock options and shares issued for compensation of $287,701.

Net cash (used in) investing activities

During the nine months ended March 31, 2015, net cash used in investing activities of $468,710 was caused by $421,991 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the nine months ended March 31, 2014, net cash used in investing activities of $600,278 primarily reflects capitalized costs incurred on the development of intangible assets, principally the development of The Moneytech Exchange software.

Net cash (used in) provided by financing activities

During the nine months ended March 31, 2015, net cash used in financing activities of $1,669,928 resulted from reduced borrowings under the Wholesale Loan Facility of $2,200,295.  Additions to our capital reserve accounts by our customers of $530,367 account for the difference.

During the nine months ended March 31, 2014 net cash used in financing activities of $6,646,270 resulted from reduced borrowings under the Wholesale Loan Facility of $4,725,867.  Repayments of capital reserve accounts to our customers of $1,920,403 account for the difference.

Net cash provided by discontinued operations

During the nine months ended March 31, 2014, net cash used by discontinued operations was $65,287 from losses made by the Wiki business of $301,280 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $91,899.  Net cash used by investing activities of $5,906 and cash provided by financing activities of $150,000 accounts for the difference.

Net cash inflow

During the nine months ended March 31, 2015, net cash decreased by $5,669,998 as compared to the nine months ended March 31, 2014, where net cash increased by $341,043.

Insurance

As a condition of the RPA, the receivables due Moneytech from its customers or their counterparties are insured pursuant to a policy issued by Euler Hermes, a Standard & Poor’s rated trade credit insurance provider.  Pursuant to this policy, Moneytech bears the first $500,000 of losses in any calendar year, after which any bad debt losses are borne by Euler Hermes.  This policy is renewed annually.

The following tables show, since claim year 2010 (each claim year ends on December 31) the amount of claims submitted to Euler Hermes for reimbursement, the amounts recognized or denied, the payments received to date and amounts remaining to be paid.

	Fiscal year Jun 30, 2011	Fiscal year Jun 30, 2012	Fiscal year Jun 30, 2013	Fiscal year Jun 30, 2014	9 months to Mar 31, 2015
	AUD	AUD	AUD	AUD	AUD
Opening balance	$-	$-	$520,012	$295,145	$34,061
Claims recognised	-	520,012	18,344	37,432	-
Claims paid	-	-	(224,866)	(139,717)	(11,593)
Claims denied	-	-	(18,344)	(158,800)	-
Closing balance	$-	$520,012	$295,145	$34,061	$22,468

	Claim year 2010	Claim year 2011	Claim year 2012	Claim year 2013	Claim year 2014	Claim year 2015
	AUD	AUD	AUD	AUD	AUD	AUD
Claims submitted	$960,068	$615,720
Policy excess	(500,000)	(500,000)
Claims denied	(158,800)	(18,344)	No claim submitted as credit losses do not exceed the policy excess of $500,000
Claims paid	(278,800)	(97,376)
Claims in progress	$22,468	$-	$-	$-	$-	$-

Progression toward the deductible	N/A	N/A	$146,221	$80,674	$373,202	$-

1 Claim amounts for claim years 2010 and 2011 were recognised in the 2012 fiscal year. In fiscal year 2011, there was no excepting of a claim for claim year 2010. In fiscal 2012, there was a change in circumstances relating to a debt attributable to claim year 2010 which resulted in a claim becoming possible.

2 Claim years run January 1 to December 31 each year.

3 Claims are not submitted until the policy excess is reached

Commitments for Capital Expenditures

We do not have any commitments for capital expenditures.

The design and technical development of The Moneytech Exchange is completed and it is operational. Although we will continue to upgrade and add functionality to The Moneytech Exchange we will need to add additional personnel as we grow, the rate of growth of these expenses should be less than the rate of growth of our revenue. Further, we anticipate that as we expand our portfolio and increase the number of services we offer, the rate of growth in the lines of credit we service and in our revenues will exceed the rate of growth in our operating expenses.  There are a number of reasons for this, the most significant being that most of the expense involved with any debtor/obligor is incurred when the relationship is established.  In the absence of a default or other triggering event, so long as a debtor/obligor is online, it generates revenue for us with little impact on our operating expenses.

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

Exchange (Loss) Gain

During the three months and nine months ended March 31, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014, as amended on January 13, 2015 which are incorporated by reference into this report.

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

SOURCE FINANCIAL, INC.

May 14, 2015	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

May 14, 2015	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)

