Form 10-K
period 2015-06-30
SOURCE FINANCIAL, INC.
filed 2015-09-17
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55122

SOURCE FINANCIAL, INC.

 (Exact name of registrant as specified in its charter).

Delaware	80-0142655
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Level 6/97 Pacific Highway North Sydney NSW 2060 Australia
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2014 was $1,474,231.

As of September 15, 2015, the registrant had outstanding 8,791,632 shares of common stock.

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

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, statements regarding (i) our asset growth and sources of funding; (ii) our expansion into different consumer segments; (iii) our financing plans; (iv) the impact of regulations on us; (v) our exposure to market risks, including interest rate risk and equity price risk; (vi) our exposure to credit risks, including credit default risk and settlement risk; (vii) our competition; (viii) our projected capital expenditures; (ix) our capitalization requirements and level of reserves; (x) our liquidity; (xi) trends affecting the economy generally; and (xii) trends affecting our financial condition and our results of operations. Examples of these important factors, in addition to those discussed elsewhere in this Report, that could cause our actual results to differ substantially from those anticipated in our forward-looking statements, include, among others:

●	Adverse economic conditions in the United States, Australia and worldwide may negatively impact our results;
●	Our business could suffer if our access to funding is reduced;
●	We face significant risks implementing our growth strategy, some of which are outside our control;
●	Our financial condition, liquidity, and results of operations depend on the credit performance of our loans;
●	Loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business; and
●	We operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

●	“AUD” or “A$” refer to the legal currency of Australia;
●	“Source,” “Company,” “we,” “us,” and “our” refer to the combined businesses of Source Financial, Inc., a Delaware corporation, and its subsidiaries, Moneytech Limited, an Australian company (“Moneytech”) and its subsidiaries. For all periods prior to June 30, 2013, the date of the Moneytech Acquisition, these terms refer to Source Financial, Inc., and its predecessors and their respective consolidated subsidiaries;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Series B Shares” refers to the Company’s Series B Preferred Stock; and
●	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

ii

PART I

Item 1. Business

Acquisition of Moneytech Limited

Share Exchange

On June 30, 2013, Source Financial, Inc. (formerly known as Wiki Group, Inc.) acquired all of the outstanding shares of Moneytech  Limited, an Australian company (“Moneytech”) pursuant to a Share Exchange Agreement dated May 30, 2013 (the “Exchange Agreement”) in exchange, for 5,300,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Moneytech became a wholly-owned subsidiary of our company, with the Moneytech shareholders owning in excess of 50% of our outstanding shares on a fully diluted basis.

Issuance of Series B Shares

In connection with our acquisition of Moneytech, we issued 5,000 shares of our Series B Preferred Stock to Hugh Evans, the Chairman and Managing Director of Moneytech. The holder of the Series B Shares has the right, until June 30, 2018, to (A) elect the majority of our Board of Directors and (B) vote on all other matters presented to the holders of common stock (the “Common Shareholders”), with each Series B Share having a number of votes equal to 1,000 shares of common stock. After June 30, 2018, the Series B Shares will have no voting rights and we will have the right to purchase the Series B Shares at a per share price equal to one tenth of a cent ($0.001).  As the holder of the Series B Shares, Mr. Evans will be able to elect a majority of our Board of Directors until June 30, 2018, and as the holder of a majority of our outstanding voting shares, Mr. Evans has effective control over our business, including matters requiring the approval of our stockholders, such as the approval of significant corporate transactions.

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

Escrow Arrangement Concerning WikiTechnologies and Separation Agreement

In connection with the Share Exchange, our two principal stockholders prior to consummation of the share exchange deposited in escrow an aggregate of 2,240,000 shares of our common stock  (the “Escrow Shares”), and we deposited in escrow all outstanding shares of the common stock of WikiTechnologies, Inc. (the “WTI Escrow Shares,”) our only operating subsidiary prior to the Share Exchange. The terms of the escrow arrangement were such that if WikiTechnologies failed to achieve certain financial benchmarks we could elect to retain the Escrow Shares by delivering the WTI Escrow Shares to the two stockholders.

On February 11, 2014, we entered into a Separation Agreement with the two stockholders, pursuant to which (i) the WTI Escrow Shares were delivered to them, as a result of which we no longer own any equity interest in WTI, and (ii) 2,140,000 of the Escrow Shares were cancelled, with the remaining 100,000 shares delivered to a noteholder of WTI. The cancellation of the 2,140,000 shares effectively increased the percentage of our then outstanding shares owned by the former shareholders of Moneytech.

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

On May 4, 2011, we authorized a 10- for-1 forward split of our common stock and increased the number of our authorized shares of common stock to 750,000,000.  On July 31, 2011, we authorized a 1-for-10 reverse stock split and reduced the number of our authorized shares of common stock to 150,000,000.

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

On July 16, 2015 we amended our certificate of incorporation to decrease the number of our authorized shares of common stock from 50,000,000 to 12,000,000 shares and the number of our authorized shares of preferred stock from 1,000,000 to 10,000 shares.

The following chart reflects our organizational structure:

Our principal executive offices are located at Level 6/97 Pacific Highway, North Sydney NSW 2060, Australia, and our telephone number is +61 2 8907-2500. Our Internet address is www.sourcefinancial.com. Information on, or accessible through, our website is not part of this report.

Operational Overview

We provide commercial asset based lending, including accounts receivable, trade financing and other financial services to small to medium sized businesses and individuals in Australia through Moneytech and its subsidiaries, with a focus on utilizing leading edge technology to deliver these services.

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has an AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with the structured finance division of Westpac Banking Corporation (“Westpac”), one of the four leading Australian banks. In April 2015, Moneytech issued AUD$25 million of notes subordinated to the RPA (the “Subordinated Notes”). Moneytech uses the proceeds of the Subordinated Notes and the Wholesale Facility to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (‘SME’s’) throughout Australia.   Moneytech has built a portfolio of more than 3,500 active high-quality business customers with its existing range of financing solutions and has experienced strong organic growth since inception.

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

Moneytech has invested approximately AUD$10 million developing this banking platform technology, including approximately AUD$1,606,739, AUD$1,376,613 and AUD$1,161,340 in the fiscal years ended June 30, 2015, 2014 and 2013, respectively, and continues to invest in research and development to expand and improve its technology and product suite to maintain and further its competitive position.

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

For the fiscal years ended June 30, 2015, 2014 and 2013 receivables financing accounted for approximately 81%, 89% and 87%, respectively, of total revenue, and payment services accounted for approximately 17%, 9% and 11%, respectively, of total revenue.

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

Confirmed Capital

Confirmed Capital is unique because of its accounts receivable/asset based financing capability in that Moneytech funds 100% of the face amount of invoices on the day each transaction is conducted. This is more flexible than other accounts receivable financiers who typically provide a maximum of 80% of the invoice value and release funds periodically. Moneytech’s “Moneytech Exchange” stores every invoice and payment entered into the system and automatically communicates with the major Australian banks multiple times each business day. This enables Moneytech to check the status of each customer’s account automatically, facilitating additional advances and enabling Moneytech to receive alerts advising it as to which customers are in default.  This ease of access decreases Moneytech’s risk of loss by allowing it to automatically monitor thousands of clients and increases its efficiency.

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

Profitability

Profitability for the account of any customer is determined by measuring the difference between Moneytech’s revenue derived from the transaction fees or interest rates charged to the customer and the interest rates and fees charged by Moneytech’s senior debt provider to it.  Moneytech internally targets a gross profit margin of 50% using these measures.  Facilities may have a higher or lower margin, depending on the amount of risk Moneytech determines (based on its credit and collections policy) is present in the deal.  Moneytech will target higher margins where it believes the risk is relatively higher, and will accept lower margins where it has determined that the risk is relatively low.

Recent and Historical Statistics as to Nonpayment

The percentage of delinquent balances in our portfolio was 1.56% and 1.53% as of June 30, 2015 and 2014, respectively.  The percentage of delinquent balances in our portfolio averaged 1.69% and 1.77% in the fiscal years ended June 30, 2015 and 2014, respectively.  The average collection period in our portfolio was 52 days at June 30, 2015, up from 45 days at June 30, 2014 and 2013. Bad debts as a percentage of amount funded was 0.03% and 0.40% in the fiscal years ended June 30, 2015 and 2014 respectively.

Actions Taken in the Event of Nonpayment

In the event of non-payment, a Moneytech staff member will first contact the Buyer to request prompt payment.  If a payment or an acceptable payment arrangement is not forthcoming, Moneytech will take such further actions as it deems appropriate, including utilizing a collections agent to pursue the debt.

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

There are approximately 5,000 newspaper outlets in Australia which, in addition to newspapers and magazines, distribute cigarettes, snacks and similar items. We are currently working with a product and service aggregator, pursuant to an arrangement whereby at the cost of the store operator or service aggregator, the aggregator establishes kiosks in the storefronts of Australian newsagents, in which the software is installed to bring in-store, online and mobile solutions for new financial products and services to be promoted through the news agents in Australia. In addition to news agents, Moneytech seeks to install the hardware or software necessary to access its system in pharmacies, other retail outlets and taxicabs. To date, Moneytech’s software has been installed in over 800 outlets and in excess of 25,000 transactions are conducted monthly using its mPay software to pay a bill or transfer money to a third party. Moneytech will continue to seek to install software necessary to access its system in kiosks and transmission devices in other locations where the business owner seeks to provide its customers with the ability to transfer funds or utilize their credit cards.  Because the kiosk or associated hardware on which Moneytech’s software is installed, is not controlled by Moneytech, in many instances the hardware is not exclusive to Moneytech and the store owner can choose to offer competing services.

Card Solutions

Moneytech has secured an AFSL allowing it to further develop its financial services business and product suite. Moneytech is authorized to distribute Visa and Electronic Funds Transfer at Point of Sale (“eftpos”) Gift and Prepaid Cards. To do this, Moneytech has partnered with an Australian bank and Authorized Deposit taking Institution to deliver Gift and Prepaid Card solutions to the market.  Moneytech profits from gift card programs primarily by charging a fee for each card issued and fees for each transaction conducted using the card. Moneytech has the ability to issue Non Cash Payment Products (which includes gift and prepaid cards, loyalty and rewards programs) in its own right for the benefit of its business partners.

Moneytech’s Card Solutions businesses is not currently producing significant amount of revenues.  As these are service businesses, they do not have the credit risk associated with Credit Express and Confirmed Capital.  Moneytech will earn a fee on all cards issued as part of a Card Solutions Program or each transmission of funds utilizing mPay.

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

During the year ended June 30, 2014 and the year ended June 30, 2015, 360 Markets generated revenues of $381,825 and $503,106, respectively.

Business Strategy

In Australia, the banking environment is dominated by the “Big Four” Australian banks --- Commonwealth Bank of Australia (CBA), National Australia Bank (NAB), Australia and New Zealand Banking Group (ANZ) and Westpac Banking Corporation “Westpac”). This oligopoly has resulted in a particularly risk averse and high priced lending environment, and many viable Australian business are limited in both their access to capital and their options for obtaining business loans.  The SME space is especially under-serviced in this regard.  This represents an opportunity for non-bank lenders, such as Moneytech, to target both high growth and established Small to Medium Enterprises with unique financial solutions, including Confirmed Capital and Credit Express.

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

To capitalize on our opportunities in the Australian market we engage in marketing campaigns to increase the number of customers served by Moneytech. As a first step in this effort, we have engaged a business development officer to develop a marketing program and establish the relationships necessary to cross sell our services. Any significant increase in the number of customers served and the volume of loans provided by us will require that we increase the credit facility we rely upon to service our customers. If we are successful in obtaining financing to finance expansion of our business in Australia, we will seek to increase our Wholesale Facility with Westpac or find another lender which will provide us with the credit necessary to expand our business at lower costs. We cannot assure you that we will be successful in increasing our Wholesale Facility, that we will be able to find another lender that will provide the necessary credit increase or that any increase will be on terms that will allow the expansion of our business to be profitable.

A number of our Australian customers regularly purchase goods from or supply goods to U.S. based counterparties or otherwise engage in dollar denominated transactions.  To enable us to serve the needs of these customers without the exchange rate risk associated with AUD, we intend to seek to obtain a loan facility denominated in U.S. dollars from a U.S. institutional lender.

In addition to expanding our asset based lending business in Australia, we are actively developing a money transfer business in Australia. The Moneytech Exchange, developed to facilitate the movement and tracking of funds in connection with our debtor and trade finance facilities, provides us with a platform to conduct financial transactions and disburse funds to and from multiple parties in real time. We are currently working with HUBBED, a product and service aggregator, to establish kiosks in the storefronts of Australian news agents, bringing in-store, online and mobile solutions for new financial products and services to be promoted through the news agents. We also seek to have the hardware or software necessary to access our system in other retail outlets and taxi cabs. Moneytech has already installed kiosks or the software necessary to access its system in more than 800 locations.

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

Moneytech’s Markets

Moneytech operates in the commercial financial services market in Australia, targeting small to medium businesses (revenues between $1 million and $100 million) for their asset based lending solutions (including trade and accounts receivable finance) generally seeking loans of up to $5 million.  Any business involved in the provision of products or services to other businesses which requires funds to grow or that is not satisfied with its existing finance provider is a candidate for a Moneytech financial solution.  Inasmuch as Moneytech’s services are generally provided to smaller businesses which are not eligible for loans from larger, established lenders, its customers are more likely to default than larger, more established borrowers.  Businesses sourcing their products overseas for resale to business in Australia are a particularly good fit, as Moneytech is able to assist them with the payment of their overseas supplier, the hedging and conversion into a foreign currency, and the conversion of their receivables into cash.  When doing business with such customers, although Moneytech may provide foreign exchange services, it does not assume the foreign exchange risk.  If a client wishes to pay Moneytech in a currency other than the one provided by Moneytech, the client will be required to enter a currency hedge for the protection of Moneytech.

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

The Moneytech Exchange has been developed to the point where Moneytech can offer its customers funds transfer services (mPay)’s, debit and gift cards solutions and foreign exchange services.   In determining which of our products to devote our marketing dollars, we will analyze the market potential for each of these products to determine which can more readily achieve positive cash flow and allocate our marketing dollars accordingly.

Competition

The commercial finance and financial service industry in Australia has traditionally been dominated by the Big 4 Australian banks— Commonwealth Bank, Westpac Banking Corporation, Australia and New Zealand Banking Group and National Australia Bank. More recently, these banks have been decreasing the loans and other financial services provided to smaller and medium sized businesses, preferring to service larger customers or act as the lender to companies such as Moneytech which then deal directly with smaller businesses.  Nevertheless, the competition to provide financing to small and medium sized businesses remains intense. Competitive factors vary depending upon the financial services products offered, the nature of the customer and geographic region. Competitive forces may limit our ability to charge our customary fees and raise fees to our customers in the future. Pressure on our margins is intense and we cannot assure you that we will be able to successfully compete with our competitors. We are currently an insignificant competitor in our industry, which includes national, regional and local independent banks and finance companies and other full service financing organizations. Many of these competitors are larger than we are and have access to capital at a lower cost than we do.

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

Moneytech’s payment services activity is considered a regulated financial activity and is conducted by virtue of having an Australian Financial Services License (AFSL) and by being a member of BPAY. Moneytech’s foreign exchange services activity is considered a regulated financial activity and is conducted by virtue of having an AFSL. An AFSL is granted by ASIC. As the holder of an AFSL, Moneytech is authorized to conduct a financial services business providing financial product advice for deposit and payment products, derivatives and foreign exchange contracts; dealing in these financial products for its own account or on behalf of another person and making a market in foreign exchange contracts and derivatives to retail and wholesale clients.  The conditions of the license require compliance with various key person, financial services laws compliance measures, training, notification, financial, reporting, dispute resolution and documentation requirements.

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

United States

Non-bank asset based lenders engaged in traditional factoring and accounts receivables/asset based lending activities are not subject to federal and state regulation with respect to their finance activities.  However, we cannot assure you that if we decide to enter the U.S. marketplace, alternative assets based lenders, like us, will not become subject to federal and state regulation, and impose regulatory requirements, which may limit the fees we may charge our customers and impose monetary penalties for violations of such regulatory requirements, increasing the cost of conducting their businesses.  Recent legislation adopted particularly at the Federal level, such as the Dodd-Frank Act, which among other things, authorized various studies concerning the operations of financial institutions and the effects of their activities on the U.S. economy following the disastrous consequences in 2008 resulting from defaults on collateralized obligations, and the creation of the Consumer Financial Protection Bureau, which was created to regulate certain types of consumer financing transactions, and regulations adopted pursuant to such legislation, and future legislative and regulatory initiatives may impose certain regulatory requirements on non-bank financial services companies engaged in asset based lending and money transfers by individuals. If adopted, these laws also could:

●	Regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;
●	Require disclosures to customers;
●	Govern secured transactions;
●	Set collection, foreclosure, repossession and claims handling procedures and other trade practices;
●	Prohibit discrimination in the extension of credit, and
●	Regulate the use and reporting of information related to a seller’s credit experience and other data collection.

Intellectual Property

Our intellectual property, which includes trademarks, copyrights, domain names and software and trade secrets, is key to our success. We have expended significant amounts developing the software which constitutes the Moneytech Exchange.  We have obtained no significant patents protecting these or our other products but rely upon trade secret laws in Australia.  We routinely seek to protect our proprietary rights by entering into confidentiality and non-disclosure agreements with our employees, contractors, customers and other parties with whom we conduct business in order to protect our proprietary information.

In addition to our software we have developed and use trademarks registered in Australia, particularly relating to corporate, brand and product names.   Registration of a trademark in Australia affords the owner nationwide exclusive trademark rights in the registered mark in Australia and the ability to prevent others from using the same or similar marks in Australia. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.   We continue to seek to develop goodwill and brand recognition for our trademarks in Australia, and we intend to register additional trademarks in foreign countries where our products or services are or may be sold or used in the future.   We cannot assure you, however, that our current trademarks or any trademarks we may use or register in the future will afford us any significant competitive advantage.

In recent years, many software companies have filed applications for patents covering their technologies. Many of these patents have yet to be litigated. Other competitors may develop technologies that are similar or superior to our technology and may receive and seek to enforce patents on such technology. We are not aware of any issued or pending patents that may be asserted against us.

Research and Development

To date we have invested approximately AUD$10 million developing the Moneytech Exchange, including approximately AUD$1,606,739, AUD$1,376,613 and AUD$1,161,340 in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The design and technical development of The Moneytech Exchange and our payment services platform are completed and both are operational. Although we will continue to upgrade and add additional functionality to The Moneytech Exchange and our payment services platform, we anticipate that our expenditures on research and development will decrease substantiality as a percentage of our revenues.

Employees

As of September 15, 2015, we had a total of 18 full time employees, 2 part time employees, 2 full-time contractors and 1 part-time contractor.

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

The process we use to estimate losses inherent in our credit exposure requires complex judgments, including analysis of individual industries, forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their facility. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets.

Our business could be negatively impacted if our access to funding is reduced.

We have available an AUD$50 million Wholesale Facility with Westpac which is renewed annually on an agreed anniversary date.  Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at June 30, 2015 the total amount drawn against the facility was $6,052,789.  The facility has been renewed until December 31, 2015. In April 2015 we issued AUD$25 million in notes subordinated to the RPA and reduced the interim agreed upon credit limit to AUD$25 million. We cannot guarantee that the RPA will be renewed on the current maturity date or thereafter, on reasonable terms, or at all. We require additional capital or the expansion of our borrowing capacity to substantially increase the aggregate amount of credit lines we provide. The availability of additional financing depends, in part, on factors outside of our control, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the availability of financing or the liquidation of certain assets.

Downsizing our business would have a material adverse effect on our financial position, liquidity and results of operations.

Our business could be negatively impacted if we no longer receive grants from the Australian Government.

A significant portion of the amounts paid to develop the Moneytech Exchange represents funds received from the Australian Government pursuant to a research and development grant program.  Such grants represented approximately 43% and 45% of our research and development budgets in the fiscal years ended June 30, 2015 and 2014, respectively.  Although the acquisition of Moneytech by us should not adversely impact Moneytech’s ability to qualify for such grants, as we grow, we may no longer be eligible for such grants.  The inability to receive grants in the future commensurate with those received in the past could force us to reduce the amounts spent on research and development and could adversely affect our business and our financial results.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness and are dependent upon our Wholesale Loan Facility and the proceeds of our Subordinated Notes.

Our Wholesale Facility or RPA and the documents underlying the Subordinated Notes imposes various constraints on the operation of our business, reduces operational flexibility and creates default risks. The RPA and Subordinated Notes contain a cash reserve requirements which require us to deposit money in a bank account in accordance with an agreed upon formula. We are required to hold these funds in restricted cash accounts to provide additional collateral for borrowings under the borrowing facilities. Additionally, the receivables purchase facility and the Subordinated Notes contain various covenants requiring in certain cases minimum financial ratios, asset quality, and portfolio performance ratios. Generally, these limits are calculated in respect of our clients as a group; however for certain obligors, delinquency, net loss and dilution are calculated with respect to the individual obligor.

Failure to meet any of these covenants could result in an event of default under the RPA or Subordinated Notes. If an event of default occurs, the lender could elect to declare all amounts outstanding to be immediately due and payable, enforce its interest against collateral pledged under the RPA or Subordinated Notes or restrict our ability to obtain additional borrowings under the RPA.

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

We purchase accounts receivable primarily from and make purchase order advances primarily to, small to medium companies, which present a greater risk of loss than purchasing accounts receivable from and purchase order advances to larger companies.

Our portfolio consists primarily of accounts receivable and purchase order advances from small to medium businesses with annual revenues ranging from $5 million to $50 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to continue as a going concern. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.  In part because of their smaller size, our clients may:

●	Experience significant variations in operating results;

●	Have narrower product lines and market shares than their larger competitors;
●	Be particularly vulnerable to changes in customer preferences and market conditions;
●	Be more dependent than larger companies on one or more major customers or suppliers, the loss of which could materially impair their business, financial condition and prospects;
●	Face intense competition, including from companies with greater financial, technical, managerial and marketing resources;
●	Depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects; and
●	Have less skilled or experienced management personnel than larger companies.

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

Our allowance for purchased receivable losses and impairments may prove to be insufficient to absorb probable losses inherent in our portfolio.

We maintain an allowance for bad or doubtful debts that we believe is appropriate to provide for probable losses inherent in our portfolio. The determination of the appropriate level of the allowance for bad or doubtful debts and impairment reserves inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting clients, new information regarding our clients or their obligors, and other factors, both within and outside of our control, may require an increase in the allowance for purchased receivable losses. Furthermore, growth in our funding book generally would lead to an increase in the provision for purchased receivable losses. If the net write-offs exceed the allowance for bad and doubtful debt, we will need to make additional provisions to increase the allowance for bad and doubtful debt. There is no accurate method for predicting losses, and we cannot assure you that provision for bad and doubtful debts will be sufficient to cover actual losses. Any increases in the allowance for bad and doubtful debts will result in a decrease in net income and may have a material adverse effect on us.

Poor portfolio performance may trigger credit enhancement provisions in our Receivables Purchase Agreement.

Our RPA and the Subordinated Notes impose net loss ratio limits, dilution and day sales outstanding limits that, if exceeded, would increase the level of credit enhancement requirements for that facility and redirect all excess cash to our lender. Generally, these limits are calculated based on the aggregate portfolio performance across all clients; however, delinquency, net loss ratios and dilutions are calculated with respect to some individual obligors.

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

Competition may adversely impact our results.

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

The effect of competitive market conditions may have a material adverse effect on our financial performance and position.  For example, increasing competition for customers can lead to a compression in our net interest margin, or increased advertising and related expenses to attract and retain customers.

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

In deciding whether to purchase particular receivables or to enter into other transactions with our clients and their obligors, we rely on information furnished to us by or on behalf of our clients and counterparties, including financial statements and other financial information. We are vulnerable to fraud by our customers and employees. We also rely on representations made by our clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent third parties. If any of this information is intentionally or negligently misrepresented, such as a fraudulent invoice, and such misrepresentation is not detected, purchased invoices may be worthless, or worth significantly less than expected. Whether a misrepresentation is made by our client, another party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Any such misrepresented information could adversely affect our business, financial condition, and results of operations.

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

We are potentially exposed to failings by third party providers, including outsourcing, to natural disasters, political, security and social events and to failings in the financial services sector.

We cannot assure you that any business we acquire will benefit from its acquisition by us.

We cannot assure you we will realize any of the perceived benefits to our business from any future acquisitions. The past performance of Moneytech is not necessarily indicative of future performance. The process of combining businesses acquired involves certain risks, including exposure to unknown liabilities of the acquired companies, and may cause fundamental changes to their businesses or in their operations. In addition, our operating results may be affected by the additional expenses we incur in integrating them into our organization and the significant increase in expenses relating to financial statement preparation and compliance with controls and procedures standards established by the Sarbanes-Oxley Act of 2002.

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

We intend to continue our growth strategy to (i) expand our portfolio by increasing market penetration and market share through new customer acquisitions and (ii) grow our other businesses such as our payments aggregation and processing business, our gift card business and our foreign exchange business. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

●	The inherent uncertainty regarding general economic conditions;
●	Our ability to obtain adequate financing for our expansion plans;
●	The prevailing laws and regulatory environment of each territory and country in which we operate or seek to operate, and, To the extent applicable, laws and regulations, which are subject to change at any time;
●	The degree of competition in new markets and its effect on our ability to attract new customers; and
●	Our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition.

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

We may be subject to litigation involving claims of patent or trademark infringement or the violation of intellectual property rights of third parties. The defence of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any litigation or proceedings to which we become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, pay ongoing royalties, or redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies, which could materially and adversely affect our business, financial condition or results of operations. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation, which could adversely affect our business.

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

Our asset based lending activities, including factoring receivables and purchase order financing, are not subject to governmental regulation in Australia, since we are deemed not to make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions instead of a true purchase of accounts receivable, then various laws and regulations we would become subject to numerous laws and regulations otherwise not applicable to our principal activities in Australia and could limit the fees and other charges we are able to charge our customers and may further subject us to penalties under such regulations.  These laws and regulations would also:

●	Regulate our credit granting activities, and require that we obtain additional licenses;
●	Require additional disclosures to customers;
●	Govern the manner in which we conduct secured transactions;
●	Set collection, foreclosure, repossession and claims handling procedures and other trade practices;

●	Prohibit discrimination in the extension of credit, and
●	Regulate our use and reporting of information related to a seller’s credit experience and other data collection.

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

Our common stock is quoted on the OTCQX quotation service. There is currently a limited trading market for our common stock. If an active, liquid trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

Hugh Evans, our Chief Executive Officer and President, owns a majority of our outstanding voting shares, and consequently has  continue effective control over our business, including matters requiring the approval of our stockholders, such as election of directors, approval of significant corporate transactions and the timing and distribution of dividends, if any. In addition, his ownership of the Series B Shares entitles him to elect a majority of our directors until July 1, 2018, and as a result Mr. Evans will control our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. Among other things, our amended and restated certificate of incorporation and bylaws may include provisions that:

●	Do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	Limit the ability of our stockholders to nominate candidates for election to our board of directors;
●	Authorize the issuance of “blank check” preferred stock without any need for action by stockholders; and
●	Limit the ability of stockholders to call special meetings of stockholders.

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

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

●	General market conditions;
●	Domestic and international economic factors unrelated to our performance;
●	Actual or anticipated fluctuations in our quarterly operating results;
●	Changes in or failure to meet publicly disclosed expectations as to our future performance;
●	Downgrades in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
●	Changes in market valuations or earnings of similar companies;
●	Any future sales of our common stock or other securities;
●	Additions or departures of key personnel;
●	Fluctuations in foreign exchange rates;
●	Regulatory developments in Australia affecting us or our competitors; and
●	Release or expiry of transfer restrictions on our outstanding shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 350 square meters of office and operations space pursuant to lease agreements expiring in August 2016. The annual rent for the premises is AUD$168,725.  In addition, we occupy an office on Albany Highway, Victoria Park, Western Australia on a month by month basis.  The monthly rent for the premises is AUD $1,420.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is quoted on the OTCQX under the symbol “SRCF.” The OTCQX is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQX equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the OTCQX quotation service.

	High	Low
Fiscal Year 2014
First quarter ended September 30, 2013	$2.00	$1.02
Second quarter ended December 31, 2013	$2.50	$1.17
Third quarter ended March 31, 2014	$1.43	$0.78
Fourth quarter ended June 30, 2014	$2.00	$0.90

Fiscal Year 2015
First quarter ended September 30, 2014	$1.35	$0.55
Second quarter ended December 31, 2014	$0.70	$0.20
Third quarter ended March 31, 2015	$0.33	$0.26
Fourth quarter ended June 30, 2015	$1.03	$0.22

Approximate Number of Equity Security Holders

As of July 6, 2015, there were approximately 421 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Sales of Unregistered Securities

Except as disclosed in our Form 10-Qs and Form 8-Ks, we did not issue or sell any securities in transactions exempt from the registration requirements of the Securities Act during the fiscal year ended June 30, 2015.

Purchases of Our Equity Securities

No repurchases of our common stock were made by our company or its affiliates during the fourth quarter of our fiscal year ended June 30, 2015.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2015, our most recently complete fiscal year, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	—	—
Equity compensation plans not approved by security holders	350,000	$1.96	2,150,000
Total	350,000		2,150,000

The outstanding options include options to purchase an aggregate of 225,000 shares granted to our non-employee directors under our 2013 Omnibus Incentive Plan, at an exercise price of $2.00 per share, of which a total of 172,812 were exercisable at June 30, 2015. See. “Executive Compensation – 2013 Omnibus Incentive Plan.”

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

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Moneytech has an AUD$50 million securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with Westpac and in April 2015 issued AUD$25 million in Subordinated Notes. Moneytech uses the Wholesale Facility and the proceeds of the Subordinated Notes to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (“SME’s”) throughout Australia. Moneytech has been in operation for over twelve years.

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

Our objective is to become a leading provider of commercial lines of credit and financial services, in particular money transfer services, to small and medium businesses in Australia. We seek to differentiate our services by developing and utilizing leading edge technologies to deliver our services. Moneytech currently provides asset based lines of credit in Australia using funds made available under its RPA with Westpac. We also provide payment processing (money transfer) solutions in Australia. We are seeking financing to expand Moneytech’s asset based credit solutions operations in Australia through a combination of organic growth and strategic acquisitions and we are considering introducing those operations in the United States, most likely through a strategic acquisition. We do not have any understandings, commitments or understandings with respect to any acquisitions.

Discontinued operations

In February 2014, management returned WikiTechnologies, Inc. to former management of the Company as per the terms of the Share Exchange Agreement dated May 30, 2013 and the Settlement Agreement dated February 11, 2014.

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

●	Net financing income - We track the split between the interest income, finance charges and fee income earned on the funds we lend and the interest, finance charges and fees incurred on our Wholesale Facility and Subordinated Notes, and continually monitor the components of our yield and our cost of funds. In addition, we monitor external rate trends, including the Reserve Bank of Australia cash rate.

●	Net bad debt losses - Other than our cost of funds- interest expense and related fees- the largest driver of business profitability is the minimization of bad debts. Each asset based line of credit is priced based on an industry and individual customer risk profile developed by us. Delinquencies negatively impact our business performance. Our profitability is directly connected to our net credit losses; therefore, we closely analyze credit performance and seek to limit our exposure when feasible through the purchase of credit insurance. Our target customer is a business that has financing requirements (in terms of size and time to funding) that make them poor candidates for loans from larger Australian commercial banks. Our lending criteria have, to date, resulted in a relatively low level of overdue and delinquent balances and correspondingly low levels of bad debt. We extend Credit for a maximum of 122 days. Amounts outstanding beyond their due date are considered overdue and amount overdue for more than 30 days are considered delinquent. We monitor credit quality within our portfolio by observing trends in “average collection periods” “Days Sales Outstanding,” delinquent balances as a percentage of our portfolio and single obligor concentration limits and expect our bad debt to be approximately 0.15% of amounts funded. We assess the recoverability of each delinquent balance when determining the required amount of bad debt reserve.

●	Costs and expenses - We assess our operational efficiency using our cost-to-income ratio. We perform extensive analysis to determine whether observed fluctuations in cost and expense levels indicate a trend or are the nonrecurring impact of large projects. Our cost and expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage. Portfolio volume and rate of turnover determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor new business volume and business growth.

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

Results of Operations

Years ended June 30, 2015 and 2014

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended June 30, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Set forth below are certain items from our operating statements for the years ended June 30, 2015 and 2014:

	For the year ended		$	%
	June 30		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	$4,740,855	$5,810,936	$(1,070,081)	(18)%
Confirmed capital and credit express	3,845,695	5,177,446	(1,331,751)	(26)%
Interest revenue	2,350,643	3,731,020	(1,380,377)	(37)%
Fees	1,487,166	1,338,627	148,539	11%
Other revenue	7,886	107,799	(99,913)	(93)%
Payment services	789,853	495,780	294,073	59%
Terminal sales and transactions	526,524	159,324	367,200	230%
Hubbed	175,468	189,983	(14,515)	(8)%
Giftcard program revenue	87,861	144,925	(57,064)	(39)%
Other revenue	-	1,548	(1,548)	(100)%
Other revenue	105,307	137,710	(32,403)	(24)%
360FX customer referral	103,966	93,470	10,496	11%
Foreign exchange	1,097	44,658	(43,561)	(98)%
Other revenue	244	(418)	662	(158)%
Cost of revenue	3,418,492	3,056,524	361,968	12%
Confirmed capital and credit express	2,276,848	2,235,368	41,480	2%
Interest expense	1,784,043	1,695,288	88,755	5%
Account Issuing Expenses	226,464	257,791	(31,327)	(12)%
Insurance	231,627	189,468	42,159	22%
Other	34,714	92,821	(58,107)	(63)%
Payment services	464,289	144,256	320,033	222%
Terminal sales and transactions	325,216	116,657	208,559	179%
Hubbed	17,838	5,486	12,352	225%
Gift card expenses	121,235	22,113	99,122	448%
Other	-	-	-	-
Depreciation and amortization	673,416	676,339	(2,923)	(0)%
Other cost of revenue	3,939	561	3,378	602%
Gross profit	1,322,363	2,754,412	(1,432,049)	(52)%
Operating expenses	2,924,109	3,707,114	(783,005)
Compensation expenses	1,242,789	1,060,905	181,884	17%
Research and development expense	815,847	557,393	258,454	46%
Bad debt expenses	58,788	795,112	(736,324)	(93)%
Bad debts recovered	(142,389)	(3,234)	(139,155)	4,303%
Professional expenses	299,567	612,763	(313,196)	(51)%
Occupancy expenses	227,048	250,651	(23,603)	(9)%
Depreciation expense	56,115	61,716	(5,601)	(9)%
General and administration expenses	366,344	371,808	(5,464)	(1)%

(Loss) income from operations	(1,601,746)	(952,702)	(649,044)	68%
Other income	761,395	714,793	46,602	7%
(Loss) income before income tax	(840,351)	(237,909)	(602,442)	253%
Income tax expense	180,446	327,539	(147,093)	(45)%
Net (loss) income from continuing operations	(1,020,797)	(565,448)	(455,349)	81%

Net result from discontinued operations	-	(301,280)	301,280	NA
Net (loss) income	(1,020,797)	(866,728)	(154,069)	18%
Other comprehensive loss
Foreign currency translation	(1,250,283)	214,996	(1,465,279)	(682)%
Comprehensive loss	$(2,271,080)	$(651,732)	$(1,619,348)	248%

The following table reflects the movements in our revenues and cost of revenues in our functional currency; Australian Dollars, for the years ended June 30, 2015 and 2014.

					%
	For the year ended		a$	%	Revenue / Cost of
	June 30		Increase	Increase	revenue
	2015	2014	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	$5,657,347	$6,325,172	$(667,825)	(11)%	(11)%
Confirmed capital and credit express	4,589,138	5,635,622	(1,046,484)	(19)%	(17)%
Interest revenue	2,805,066	4,061,196	(1,256,130)	(31)%	(20)%
Fees	1,774,662	1,457,088	317,574	22%	5%
Other revenue	9,410	117,338	(107,928)	(92)%	(2)%
Payment services	942,545	539,654	402,891	75%	6%
Terminal sales and transactions	628,310	173,423	454,887	262%	7%
Hubbed	209,389	206,795	2,594	1%	0%
Giftcard program revenue	104,846	157,750	(52,904)	(34)%	(1)%
Other revenue	-	1,686	(1,686)	(100)%	(0)%
Other revenue	125,664	149,896	(24,232)	(16)%	(0)%
360FX customer referral	124,064	101,742	22,322	22%	0%
Foreign exchange	1,309	48,610	(47,301)	(97)%	(1)%
Other revenue	291	(456)	747	(164)%	0%
Cost of revenue	4,079,347	3,327,011	752,336	23%	23%
Confirmed capital and credit express	2,717,002	2,433,187	283,815	12%	9%
Interest expense	2,128,929	1,845,312	283,617	15%	9%
Account Issuing Expenses	276,405	280,604	(4,199)	(1)%	(0)%
Insurance	270,243	206,235	64,008	31%	2%
Other	41,425	101,036	(59,611)	(59)%	(2)%
Payment services	554,045	157,022	397,023	253%	12%
Terminal sales and transactions	388,086	126,980	261,106	206%	8%
Hubbed	21,287	5,972	15,315	256%	0%
Gift card expenses	144,672	24,070	120,602	501%	4%
Other	-	-	-	-	-
Depreciation and amortization	803,599	736,192	67,407	9%	2%
Other cost of revenue	4,701	610	4,091	671%	0%
Gross profit	$1,578,000	$2,998,161	$(1,420,161)	(47)%

Revenue

Presentation currency - US$

Consolidated revenue from continuing operations for the year ended June 30, 2015 was approximately $4,740,855, a decrease of $1,070,081 or 18% from our consolidated revenue from continuing operations for the year ended June 30, 2014 of $5,810,936. Confirmed capital and credit express revenue decreased $1,331,751 or 26%. While our Payment services revenue increased $294,073 or 59% over the previous fiscal year. We also experienced a decrease in Other revenue of $32,403 or 24%..

The decrease in Confirmed Capital revenues was mainly attributable to the reduction of non-recurring interest and penalties paid by customers in 2014 in connection with the work out of their 2014 defaulted loans. We did not experience any similar significant defaults in fiscal 2015. The non-recurring revenue in 2014 year was $1,214,413 or 91% of the decrease in revenue in 2015 of $1,331,751. The lines of credit we funded were approximately $186 million during the year ended June 30, 2015 and $200 million during the year ended June 30, 2014. The reduction in lines of credit we funded in fiscal 2015 was a direct result of defaulted customers which had not been replaced immediately.

The increase in payment services revenue is primarily attributable to an increase in revenues in Mpos of $367,200 or 230%. Mpos provides point of sale terminals for customers in Australia. During the year ended June 30, 2015 we entered into new terminal and merchant acquiring agreements and sold or leased 598 new terminals to merchants. This activity took place in the second half of the year and the terminal sales and transactions revenue earned from the new infrastructure amounted to $423,625. We anticipate terminal sales will increase in fiscal 2016 as a result of extending our customer base to a broader retail customer market and marketing the new terminals for the full fiscal year. This will result in both increased terminal revenue and transaction revenue for Mpos. We also experienced a decrease in gift card revenues of $57,064 or 39% and a decrease in Hubbed revenues of $14,515 or 8%. The gift cards decrease is primarily attributable to lower card activity by our existing customers in fiscal 2015. The Hubbed revenues decrease is primarily attributable to the change in exchange rate year on year.

Other revenue decreased $32,403 and this is primarily attributable to a decrease in foreign exchange services for customers.

Functional currency - A$

Consolidated revenue from continuing operations for the year ended June 30, 2015 was approximately $5,657,347, a decrease of $667,825 or 11% from our consolidated revenue from continuing operations for the year ended June 30, 2014 of $6,325,172. Revenue decreased primarily as a result of a $1,046,484 or 19% decrease in Confirmed Capital and Credit Express revenues which was partially offset by an increase in payment services revenues of $402,891 or 75%. A decrease in Other revenue of $24,232 or 16% accounts for the remainder.

The decrease in Confirmed Capital revenues was mainly attributable to the reduction of non-recurring interest and penalties paid by customers in 2014 in connection with the work out of their 2014 defaulted loans. We did not experience any similar significant defaults in fiscal 2015. The non-recurring revenue in 2014 year was $1,321,871 or 126% of the decrease in revenue in 2015 of $1,046,484. The lines of credit we funded were approximately $203 million during the year ended June 30, 2015 and $218 million during the year ended June 30, 2014. The reduction in lines of credit we funded in fiscal 2015 was a direct result of defaulted customers which had not been replaced immediately.

The increase in payment services revenue is primarily attributable to an increase in revenues in Mpos of $454,887 or 262%. Mpos provides point of sale terminals for customers in Australia. During the year ended June 30, 2015 we entered into new terminal and merchant acquiring agreements and sold or leased 598 new terminals to merchants. This activity took place in the second half of the year and the terminal sales and transactions revenue earned from the new infrastructure amounted to $505,519. We anticipate terminal sales will increase in fiscal 2016 as a result of extending our customer base to a broader retail customer market and marketing the new terminals for the full fiscal year. This will result in both increased terminal revenue and transaction revenue for Mpos. We also experienced a decrease in gift card revenues of $52,904 or 34% which is primarily attributable to lower card activity by our existing customers in fiscal 2015. Slight changes in Hubbed and Other revenue account for the remainder.

Other revenue decreased slightly and this is primarily attributable to a decrease in foreign exchange services for customers.

Cost of Revenue; Gross Profit

Presentation currency - US$

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $3,418,492 in the year ended June 30, 2015, an increase of $361,968 or 12% from our cost of revenue of $3,056,524 for the year ended June 30, 2014. Costs of revenue increased 12% primarily as a result of increases in Payment Services of 222% or $320,033 and increases in Confirmed Capital and Credit Express costs of 2% or $41,480. A slight decrease of$2,923 in depreciation and amortization costs accounted for the remainder.

The Payment Services cost increase of $320,033 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers. We also experienced an increase in gift card costs of $99,122 or 448% and an increase in Hubbed costs of $12,352 or 225%. The gift cards increase is primarily attributable to a settlement payment related to breakage of $101,895 in June 2015. The Hubbed costs increase is primarily attributable to increased transactions processed during the year following growth in news agents serviced from 250 in fiscal 2014 to more than 800 in fiscal 2015.

The increase in Confirmed Capital and Credit Express costs is mainly attributable to an increase of 5% or $88,755 in interest expense, an increase of 22% or $42,159 in insurance costs, partially offset by a 63% or $58,107decrease in fees associated with new accounts and a decrease in existing account expenses of 12% or $ 31,327. Our interest expense increased slightly year over year as a slight decrease in the volume of credit lines funded year to date was offset by fee increases attributable to unused facility fees and the increased cost of funding related to the new Subordinated Notes . The unused facility fee accounted for approximately $41,326 or 47% of the $88,755 increase. The increase in insurance costs of 22% is attributable to an increase in premium as a result of increases in amounts funded. The decrease in fees associated with new accounts of 63% is mainly attributable to documentation expenses in the prior year that were not repeated in the current year. Existing account expenses, which mainly include merchant service costs charged to us when customers pay with credit cards decreased by 12% and this is primarily attributable to the change in exchange rate year on year.

Our gross profit from continuing operations, decreased $1,432,049 from $2,754,412 in the year ended June 30, 2014 to $1,322,363 in the year ended June 30, 2015. This was primarily attributable to net interest margin and fee revenue decreases at Confirmed Capital and Credit Express as described above.

Functional currency - A$

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $4,079,347 in the year ended June 30, 2015, an increase of $752,336 or 23% from our cost of revenue of $3,327,011 for the year ended June 30, 2014. Costs of revenue increased 23% primarily as a result of increases in Payment Services of 253% or $397,023 and increases in Confirmed Capital and Credit Express costs of 12% or $283,815. An increase of 9% or $67,407 in depreciation and amortization costs accounted for the remainder.

The Payment Services cost increase of $397,023 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers. We also experienced an increase in gift card costs of $120,602 or 501% and an increase in Hubbed costs of $15,315 or 256%. The gift cards increase is primarily attributable to a settlement payment related to breakage of $121,593 in June 2015. The Hubbed costs increase is primarily attributable to increased transactions processed during the year following growth in news agents serviced from 250 in fiscal 2014 to more than 800 in fiscal 2015.

The increase in Confirmed Capital and Credit Express costs off $283,815 is mainly attributable to an increase of 15% or $283,617 in interest expense, an increase of 31% or $64,008 in insurance costs, partially offset by a 59% or $59,611decrease in fees associated with new accounts and a decrease in existing account expenses of 1% or $ 4,199. Our interest expense increased slightly year over year as a slight decrease in the volume of credit lines funded year to date was offset by fee increases attributable to unused facility fees and the increased cost of funding related to the new Subordinated Notes . The unused facility fee accounted for approximately $49,315 or 17% of the $283,617 increase. The increase in insurance costs of 31% is attributable to an increase in premium as a result of increases in amounts funded. The decrease in fees associated with new accounts of 59% is mainly attributable to documentation expenses in the prior year that were not repeated in the current year. Existing account expenses, which mainly include merchant service costs charged to us when customers pay with credit cards, decreased 1% and accounted for the remainder.

Our gross profit from continuing operations, decreased $1,420,161 from $2,998,161 in the year ended June 30, 2014 to $1,578,000 in the year ended June 30, 2015. This was primarily attributable to net interest margin and fee revenue decreases at Confirmed Capital and Credit Express as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA and Subordinated Notes, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense. Our bad debt expense for the year ended June 30, 2015 was $58,788, representing a decrease of $736,324 from bad debt expense of $795,112 for the year ended June 30, 2014. We regularly evaluate the credit quality of our customers and this decrease is attributable to changes in the assessment of several customer balances in line with our credit and collections policy as well as the write off in the prior year of a claim for the 2010 insurance year denied by our insurers.

The percentage of delinquent balances in our portfolio was 1.56% and 1.53% as of June 30, 2015 and 2014 respectively. The percentage of delinquent balances in our portfolio averaged 1.69% and 1.77% in the years ended June 30, 2015 and 2014 respectively. The average collection period in our portfolio was 52 days at June 30, 2015, up from 45 days at June 30, 2014 and 2013. Bad debts as a percentage of amount funded was 0.03% and 0.40% in the years ended June 30, 2015 and 2014 respectively.

Our total operating expenses from continuing operations (other than bad debt) increased by $92,474 or 3% from $2,915,236 in the year ended June 30, 2014 to $3,007,710 in the year ended June 30, 2015. This increase is primarily attributed to compensation costs ($181,884 or 17%), research and development expense ($258,454 or 46%) and is offset by a decrease in professional expenses ($313,196 or 51%). The compensation costs increase reflects costs of adding our Management, Business Development officer, other staff and non-executive directors that were not employed prior to June 30, 2014. These costs are expected to remain in fiscal 2016. The research and development expense increase reflects increased expenditure on items that are not capitalized. The professional expenses decrease primarily reflects a decrease in legal fees ($326,782). Legal fees have decreased because activity associated with the Company’s registration statement has ceased following the withdrawal of our registration statement in the third quarter 2015 and a renegotiation of previously recorded legal fees. The general and administration expenses increase includes terminal impairment losses of $28,051 which are not expected to be repeated in fiscal 2016.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA and in connection with the Subordinated Notes, offset by interest income on the cash reserves we are required to maintain under the RPA and the Subordinated Notes, and research and development grants received from the Australian government. In the year ended June 30, 2015 we accrued AUD $752,620 (USD $630,696) for research grants we expect to receive later this year from the Australian government.

Under the Australian grant program, we are eligible for government grants equal to 43% of the amounts spent on research and development. Grant processing and payment takes place annually and payment of the grant is not discretionary if the applicable criteria are met. The company prepares the claim and the expected payment is accrued as income when the grant criteria are met. Much of the related expense is capitalized and amortized as a part of cost of revenues, generally over the following 10 years.

Our net loss from continuing operations before tax for the year ended June 30, 2015 was $840,351, as opposed to a net loss of $237,909 for the year ended June 30, 2014. As a result of $180,446 in taxes incurred in the year ended June 30, 2015, we incurred a net loss after tax for the year ended June 30, 2015 of $1,020,797, as compared to net loss after tax for the year ended June 30, 2014 of $565,448. No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future. Operations in Australia were not profitable as a result of a decrease in net interest margin and the lines of credit funded as well as the higher overhead associated with operating a listed company.

Net loss from discontinued operations.

In January 2014, management decided to return the ‘Wiki Technologies’ entity to two former shareholders of the Company in accordance with the terms set forth in the terms of the Share Exchange Agreement. Revenue and expenses, and gains and losses relating to the discontinued business have been reclassified from the results of continuing operations and are reflected as net loss from discontinued operations.

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

The average AUD/USD exchange rates were 1 to 0.9187 and 1 to 0.8380 in the year ended June 30, 2014 and the year ended June 30, 2015, respectively.

Comparison of Balance Sheet Data as at June 30, 2015 and June 30, 2014

Set forth below are certain items from our Consolidated Balance Sheets at June 30, 2015 and 2014:

	June 30	June 30
	2015	2014

Cash and cash equivalents	$8,075,078	$10,730,743
Trade receivables, net	$19,651,268	$24,870,297
Total Assets	$33,362,460	$42,251,766

Wholesale Loan Facility	$6,052,789	$27,746,303
Subordinated notes, net	$18,471,471	$-
Total Liabilities	$28,934,821	$35,696,108

Total Stockholder's Equity	$4,427,639	$6,555,658

Cash and cash equivalents have decreased as a result of a reduction in monies received on behalf of customers which has resulted in an equivalent decrease in our Trade and other payables.

AUD $25 million of Subordinated Notes were issued in April 2015. The monies received from the issuance of these Subordinated Notes were used to repay the Wholesale Loan Facility.

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

Credit Facilities

Receivable Purchase Agreement

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter. Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis. These offerings are then settled by the lender on a daily basis. The funds we receive upon settlement are automatically and electronically delivered to our customers. Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants. As at June 30, 2015 our borrowing capacity was limited to AUD $25 million and the total amount drawn against the facility was $6,052,789. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2014. The facility has been renewed until December 31, 2015.

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

Subordinated Notes

In April 2015 we issued AUD $25 million of subordinated notes. The notes mature in 7 years and have similar conditions, including financial covenants and restrictions as to use of proceeds, to the wholesale facility and are subordinate to that facility. The costs of the Subordinated Note issuance were approximately AUD $1 million and the proceeds to the company were approximately AUD $24 million. The Subordinated Notes bear interest at a rate of 4.65% per annum above the Australian BBSW rate. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The Notes can be redeemed early at increased cost to the Company or at the request of the holder in the event of a change in control.

In conjunction with the note issuance, the RPA interim agreed upon facility limit was decreased from AUD $40 million to AUD $25 million as of April 16, 2015.

Comparison of the Statement of Cash Flows for the Fiscal Years Ended June 30, 2015 and 2014

Set forth below are certain items from our Statement of Cash Flows for the years ended June 30, 2015 and 2014:

	For the years ended
	June 30
	2015	2014
Net cash (used in) provided by operating activities	$(2,787,916)	$4,814,761
Net cash (used in) investing activities	(572,621)	(880,813)
Net cash provided by (used in) financing activities	2,625,601	(651,393)
Net cash (used in) discontinued operations	-	(65,288)
Effect of exchange rate changes on cash and cash equivalents	(1,920,729)	307,649
Net cash (outflow) inflow	$(2,655,665)	$3,524,916

Net cash provided by (used in) operating activities

During the year ended June 30, 2015, we used approximately $2,787,916 of cash in our operating activities. This reflects our net loss from continuing operations of $1,020,797 plus $1,767,119 used by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade payables of $2,978,562 due to a decrease in cash received on customer accounts that was not related to amounts funded by the Company. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $729,531, subordinated notes costs amortization of $41,839, stock options and shares issued for compensation of $143,061 and gain on equity method investment of $743.

During the year ended June 30, 2014, we generated approximately $4,814,761of cash in our operating activities. This reflects our net loss from continuing operations of $565,448 plus $5,380,209 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by an increase in trade payables of $3,157,082 due to an increase in cash received on customer accounts that was not related to amounts funded by the Company. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $738,056 and stock options and shares issued for compensation of $126,231.

Net cash (used in) investing activities

During the year ended June 30, 2015, net cash used in investing activities of $572,621 was primarily impacted by $518,155 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the year ended June 30, 2014, net cash used in investing activities of $880,813 was primarily impacted by $753,547 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

Net cash (used in) provided by financing activities

During the year ended June 30, 2015, net cash provided by financing activities of $2,625,601 primarily reflects the 7 year subordinated notes issued during the year providing $20,113,229, offset by a decrease in our borrowings under the Wholesale Loan Facility of $18,078,542. Additions to our capital reserve accounts by our customers of $590,914 account for the difference.

During the year ended June 30, 2014, net cash used in financing activities of $651,393 primarily reflects withdrawals from our capital reserve accounts by our customers of $1,890,240. An increase in our borrowings under the Wholesale Loan Facility of $1,238,847 accounts for the difference.

Net cash provided by discontinued operations

During the year ended June 30, 2014, net cash used by discontinued operations of $65,288 primarily reflects the losses of the Wiki business of $301,280 offset by adjustments for non-cash items and changes in operating assets and liabilities providing $91,899. Net cash provided by financing activities of $150,000 and used by investing activities of $5,907 accounts for the difference.

Net cash inflow

During the year ended June 30, 2015, net cash decreased by $2,655,665 as compared to the year ended June 30, 2014, where net cash increased by $3,524,916.

Insurance

As a condition of the RPA and Subordinated Notes, the receivables due Moneytech from its customers or their counterparties are insured pursuant to a policy issued by Euler Hermes, a Standard & Poor’s rated trade credit insurance provider. Pursuant to this policy, Moneytech would bear the first $500,000 of losses incurred in any calendar year, after which any bad debt losses are borne by Euler Hermes. This policy is renewed annually.

The following tables show, since claim year 2010 (each claim year ends on December 31) the amount of claims submitted to Euler Hermes for reimbursement, the amounts recognized or denied, the payments received to date and amounts remaining to be paid.

	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	Jun 30, 2011	Jun 30, 2012	Jun 30, 2013	Jun 30, 2014	Jun 30, 2015
	AUD	AUD	AUD	AUD	AUD
Opening balance	$-	$-	$520,012	$295,145	$34,061
Claims recognised	-	520,012	18,344	37,432	-
Claims paid	-	-	(224,866)	(139,717)	(34,061)
Claims denied	-	-	(18,344)	(158,800)	-
Closing balance	$-	$520,012	$295,145	$34,061	$-

	Claim year 2010	Claim year 2011	Claim year 2012	Claim year 2013	Claim year 2014	Claim year 2015
	AUD	AUD	AUD	AUD	AUD	AUD
Claims submitted	$960,068	$615,720
Policy excess	(500,000)	(500,000)
Claims denied	(158,800)	(18,344)	No claim submitted as credit losses do not exceed the policy excess of $500,000
Claims paid	(301,268)	(97,376)
Claims in progress	$-	$-	$-	$-	$-	$-

Progression toward the deductible	N/A	N/A	$146,221	$80,674	$348,230	$153,663

1	Claim amounts for claim years 2010 and 2011 were recognised in the 2012 fiscal year. In fiscal year 2011, there was no expectation of a claim for claim year 2010. In fiscal 2012, there was a change in circumstances relating to a debt attributable to claim year 2010 which resulted in a claim becoming possible.

2	Claim years run January 1 to December 31 each year.

3	Claims are not submitted until the policy excess is reached

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

Exchange (Loss) Gain

During the years ended June 30, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company has early adopted this pronouncement, there is no impact on comparative periods.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

At June 30, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of Hugh Evans, our Chief Executive Officer, and Brian Pullar, our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2015, such disclosure controls and procedures were effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Hugh Evans, our Chief Executive Officer, and Brian Pullar, our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2015. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, they concluded that our internal controls over financial reporting were effective as of June 30, 2015.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Hugh Evans	51	President, Chief Executive Officer and a Director
Brian M. Pullar	44	Chief Financial Officer
Klaus Selinger	62	Chairman of the Board
John Wolfgang	68	Director

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

John Wolfgang has served as a Director since June 30, 2013. From January 1, 2014 until December 31, 2014, he was a Senior Consultant to UHY Advisors N.Y., Inc. For 45 years prior to January 1, 2014 Mr. Wolfgang was an audit partner of the accounting firm of UHY LLP or its predecessor and served on the management committee of UHY LLP, which sets policy for the audit practice of the firm, until December 31, 2012. Mr. Wolfgang has extensive experience in and has overseen the audits of listed public entities operating globally and has experience in advising businesses with multi-national presence on complex tax and accounting issues. Mr Wolfgang served on the Board of Directors of Urbach Hacker Young International Ltd (“UHYI”) for the past 26 years Until October 31, 2014. Mr. Wolfgang was Chairman of the UHYI Board for 5 years until October, 2012. UHYI is the 23rd largest global accounting and consulting networks with presence in 87 countries worldwide. Mr. Wolfgang serves as Chairman of the Audit Committee. Mr. Wolfgang is qualified to serve as a director by virtue of his experience in auditing public companies and serving on the boards of numerous private and public companies.

Each of our Directors is elected annually and serves until his successor is duly elected and qualified or until his earlier death, resignation or removal. Our officers are elected annually and serve at the discretion of our Board of Directors.

Director Independence

Our Board of Directors has determined that Klaus Selinger and John Wolfgang are "independent directors" within the meaning of NYSE MKT Rule 803A.

Board Committees

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is comprised of a majority of directors who are “independent” within the meaning of NYSE MKT Rule 803A. Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at sourcefinancial.com under the heading “Investor Relations.”

Audit Committee. Messrs. Wolfgang and Selinger are members of the Audit Committee. Mr. Wolfgang serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under NYSE MKT Rule 803A. We did not have an Audit Committee prior to the acquisition of Moneytech on June 30, 2013.

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

Compensation Committee. Messrs. Selinger (Chairman) and Wolfgang are members of the Compensation Committee.

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

Corporate Governance Committee. Messrs. Wolfgang (Chairman) and Selinger are members of the Corporate Governance Committee.

Our Corporate Governance Committee’s purpose is to ensure the Company has appropriate ethical standards and corporate governance policies and practices. The Committee is responsible for:

●	Governance policies in light of best practice, regulatory developments and the needs of the company including policies for continuous disclosure and dealings in securities.
●	Delegation of authority to the CEO & Managing Director to facilitate an efficient and timely decision making process for managements day to day running of the business.

Nominating Committee. Our Nominating Committee is composed of Messrs. Wolfgang and Selinger. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties.

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

Stockholder Communications

Any stockholder who desires to contact any of our Directors can write to Source Financial, Inc., c/o Moneytech Limited, Level 6/97 Pacific Highway, North Sydney NSW 2060, Australia, Attention: Stockholder Relations. Your letter should indicate that you are a Source Financial, Inc. stockholder. Depending on the subject matter, our stockholder relations personnel will:

●	Forward the communication to the Director(s) to whom it is addressed
●	Forward the communication to the appropriate management personnel
●	Attempt to handle the inquiry directly, for example where it is a request for information about the Company, or it is a stock-related matter; or
●	Not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic

Director Compensation

Name and Principal Position	Period	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Klaus Selinger	12 months	2015	50,000	-	-	50,492	-	-	-	100,492
John Wolfgang	12 months	2015	60,000	-	-	50,492	-	-	-	110,492
Richard Allely	10 months	2015	41,667	-	-	42,077	-	-	-	83,743

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

On July 19, 2013, we granted options to purchase 75,000 shares of common stock pursuant to the 2013 Omnibus Incentive Plan to each of Messrs. Klaus Selinger, John Wolfgang and Richard Allely, our non-employee directors. The Options shall continue in force through June 30, 2020 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. Subject to the provisions of the Plan, the right to exercise the Options shall vest as to 2,083 shares on September 30, 2013, and as to an additional 2,083 shares on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on August 31, 2016, and the exercise price per share of the Options vesting as of any date shall be $2.00. The options will vest immediately upon the occurrence of a Change in Control, as defined in the 2013 Omnibus Incentive Plan.

On September 9, 2015 our Board of Directors authorized the issuance of 160,000 restricted shares of common stock to Klaus Selinger, Chairman of our Board of Directors, for services rendered at a fair value of $0.40 per share.

On September 9, 2015, our Board of Directors granted options to purchase 75,000 shares of common stock pursuant to the 2013 Omnibus Incentive Plan to each of Messrs. Klaus Selinger and John Wolfgang, our non-employee directors. The options vest in monthly installments on the last day of each calendar month commencing October 31, 2015 until fully vested on September 30, 2016 and are exercisable to the extent vested commencing March 9, 2016 at an initial exercise price of $0.40 per share. The expiration date of the options is September 9, 2025. The options will vest immediately upon the occurrence of a Change in Control, as defined in the 2013 Omnibus Incentive Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2015.

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

Item 11. Executive Compensation

The following summary compensation table sets forth the total compensation earned by, paid to, or accrued for the year ended June 30, 2015 (“Fiscal 2015”), to our principal executive officer and the commercial director of Moneytech, our principal operating subsidiary, the only other individual whose total compensation was in excess of $100,000 for services rendered in all capacities for the year ended June 30, 2015 (“Fiscal 2015”).

Summary Compensation Table

Name and Principal Position	Period	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Hugh Evans	12 months	2015	342,293	-	-	-	-	-	20,324	362,618,	1
(CEO)	12 months	2014	310,148	-	-	-	-	-	11,601	321,749	1

Mark Cameron	12 months	2015	115,876	-	-	-	-	-	11,008	126,884
(Commercial Director, Moneytech)	12 months	2014	120,399	-	-	-	-	-	11,137	131,536

1	Of the amounts ascribed to Mr. Evans as salary in the table above, during the years ended June 30, 2015 and 2014, we paid a company controlled by Mr. Evans, $128,353 and $184,735, respectively.

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

During the fiscal years ended June 30, 2015 and 2014, approximately 1.88% and 3.0%, respectively, of the total compensation paid to employees was paid in performance-based compensation, including commissions and bonuses.

Equity Awards; Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2015, or held any outstanding stock options as of June 30, 2015.

2013 Omnibus Incentive Plan

On April 8, 2013, we approved and adopted an Omnibus Incentive Plan, which reserved 2,500,000 shares of common stock. This plan was implemented to recognize and provide additional incentive to our directors, employees, consultants, advisors and affiliates to establish and sustain our growth and financial success.

On July 19, 2013, we granted options to purchase 75,000 shares of common stock pursuant to the 2013 Omnibus Incentive Plan to each of Messrs. Klaus Selinger, John Wolfgang and Richard Allely, our non-employee directors, at an exercise price of $2.00 per share. The options vest as to 2,083 shares on September 30, 2013, and as to an additional 2,083 shares on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the options shall vest as to an additional 2,095 shares on August 31, 2016. The options will vest immediately upon the occurrence of a Change in Control, as defined in the 2013 Omnibus Incentive Plan. The options expire on June 30, 2020. In May 2015, Richard Allely resigned. At that time, 41,660 options had vested. Upon his resignation all vesting ceased and the vested options were subject to forfeiture if not exercised within three months of resignation. The vested options were not exercised within the three month period and those options were forfeited.

On September 9, 2015, our Board of Directors authorized the issuance of 960,000 restricted shares of common stock to Hugh Evans, our CEO, and 160,000 restricted shares of common stock to Klaus Selinger, Chairman of our Board of Directors, as stock awards for services rendered.

On September 9, 2015, our Board of Directors granted stock options to purchase a total of 2,225,000 shares of common stock to directors, officers and other employees pursuant to our 2013 Omnibus Stock Incentive Plan, including options to purchase 1,000,000 shares granted to Hugh Evans, our CEO, options to purchase 400,000 shares granted to Mark Cameron, Commercial Director of Moneytech Ltd., options to purchase 25,000 shares granted to Brian Pullar, our CFO, and options to purchase 75,000 shares granted to each of Klaus Selinger and John Wolfgang, non-employee directors. The options vest in monthly installments on the last day of each calendar month commencing October 31, 2015 until fully vested on September 30, 2017 (except that the options granted to Messrs. Selinger and Wolfgang become fully vested on September 30, 2016), and are exercisable to the extent vested commencing March 9, 2016 at an initial exercise price of $0.40 per share, except that the initial exercise price of the options granted to Mr. Evans is $0.44 per share. The options will vest immediately upon the occurrence of a Change in Control, as defined in the 2013 Omnibus Incentive Plan. The expiration date of all of the options is September 9, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of September 11, 2015 by:

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

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 11, 2015. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentage voting power is based on 8,791,632 shares of common stock and 5,000 shares of Series B Preferred Stock outstanding on September 11, 2015. Holders of the Company’s Series B Shares are entitled to elect a majority of our Board of Directors through June 30, 2018 and vote together with holders of common stock as a single class on all matters presented to holders of our common stock, with each vote per Series B Share equal to 1,000 shares of common stock.

Shares Beneficially Owned
	Common Stock			Series B Preferred Stock
	Shares		Percent	Shares	Percent	Voting Power (1)
Directors and Named Executive Officers:

Hugh Evans	3,061,650	(2)	34.82%	5,000	100%	58.45%
Klaus Selinger	214,158	(3)	2.36%	-	-	1.52%
John Wolfgang	54,158	(4)	0.60%	-	-	0.39%
Mark Cameron	0	(5)	0.00%	-	-	0.00%

All directors and executive officers as a group (5 persons, 3 of whom own shares)	3,329,966	(2)(3)(4)	36.75%	5,000	100%	59.25%

Holders of More than 5%
Christopher John Taylor and Angus James Taylor ATF CTJ Super Fund (549,590) Christopher John Taylor and Angus James Taylor ATF The Taylor Family Superannuation Fund No.2 (80,090)	629,680		7.16%			4.57%

* Less than 1%

(1)	Percentage total voting power represents voting power with respect to all shares of our common stock and Series B preferred stock, as a single class. Except as provided in the certificate of designation creating the Series B preferred stock or as may be required by law, the holder of Series B Shares and holders of common stock vote together as a single class on all matters upon which holders of common stock are entitled to vote with holders of Series B Shares entitled to 1,000 votes per share of Series B Shares through June 30, 2018 and each holder of common stock entitled to one vote per share of common stock. The holder(s) of Series B Shares are entitled to elect a majority of the members of our Board of Directors through June 30, 2018.

(2)	Includes 960,000 shares registered in the name of Mr. Evans, 2,001,514 shares of common stock registered in the name of BIX Holdings Pty Ltd ATF The Atherstone Trust & The Evans Family Superannuation Trust, a family trust of which Mr. Evans is the trustee and 100,136 shares owned by his wife. Does not include 41,640 shares which Mr Evans may acquire when he is first eligible to exercise options granted on March 9, 2016, that will have vested within 60 days and 8,328 shares which his wife may acquire, when she is first eligible to exercise options granted on March 9, 2016, that will have vested within 60 days.

(3)	Consists of 160,000 shares registered in the name of Mr. Selinger and 54,158 shares which he may acquire within 60 days upon exercise of options at an exercise price of $2.00 per share. Does not include 6,250 shares which Mr Selinger may acquire when he is first eligible to exercise options granted on March 9, 2016, that will have vested within 60 days.

(4)	Represents shares that may be acquired upon exercise of options at an exercise price of $2.00 per share. Does not include 6,250 shares which Mr Wolfgang may acquire when he is first eligible to exercise options granted on March 9, 2016, that will have vested within 60 days.

(5)	Does not include 16,656 shares which Mr Cameron may acquire when he is first eligible to exercise options granted on March 9, 2016, that will have vested within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of material provisions of various transactions we have entered into with our executive officers, directors (including nominees), 5% or greater stockholders and any of their immediate family members or entities affiliated with them since July 1, 2013. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

In the years ended June 30, 2015, 2014 and 2013 we paid a company controlled by Mr. Evans $128,353, $226,076 and $209,500, respectively. Of the amounts paid to a company controlled by Mr. Evans in the years ended June 30, 2015, 2014 and 2013, $128,353, $184,735 and $163,289, respectively, related to the salary due him and attributed to him in the summary compensation table above.

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

Director Independence

Our Board of Directors has determined that Klaus Selinger and John Wolfgang are "independent directors" within the meaning of NYSE MKT Rule 803A.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us Lichter Yu and Associates for professional services rendered for the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Audit Fees	$90,000	$85,000
Audit Related Fees	$3,857	$3,857
Tax Fees	$5,800	$5,800
All Other Fees	-	-
	$99,657	$95,157

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

Our Board of Directors has reviewed and discussed with Lichter, Yu and Associates., our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2015 and 2014. The Board of Directors also has discussed with Lichter, Yu and Associates the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Lichter, Yu and Associates required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Lichter, Yu and Associates its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The audited consolidated balance sheet of the Company and its subsidiaries as of June 30, 2015 and June 30, 2014, the related condensed statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Lichter, Yu and Associates, independent auditors, are filed herewith.

(2) Financial Statement Schedules: None

(3) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 10, 2012 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 14, 2012).

2.2	Share Exchange Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-196225) filed on August 4, 2014).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

4.1	Form of 12% convertible promissory note (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on May 1, 2013).

10.1	Employment Agreement between Moneytech and Hugh Evans (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on October 15, 2013).

10.2	Employment Agreement between WikiTechnologies and Edward DeFeudis (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on October 15, 2013).

10.3	Employment Agreement between WikiTechnologies and Marco Garibaldi (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on October 15, 2013).

10.4	Receivables Purchase Agreement, as amended (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on October 15, 2013).

10.5	Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2013).

10.6	Restricted Stock Option Agreement effective May 9, 2013 with Edward DeFeudis (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.7	Restricted Stock Option Agreement effective May 9, 2013 with Marco Garibaldi (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 5, 2013).

10.8	Stock Option Agreement dated July 19, 2013 with Klaus Selinger (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed on October 15, 2013).

10.9	Stock Option Agreement dated July 19, 2013 with John Wolfgang (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on October 15, 2013).

10.10	Stock Option Agreement dated July 19, 2013 with Richard Allely (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on October 15, 2013).

10.11	Lease dated September 13, 2011 for Suites 101A and 101B, Level 6, 97-103 Pacific Highway, North Sydney, Australia (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on October 15, 2013).

10.12	Lease dated July 25, 2013 for Suite 8, 842 Albany Highway, Victoria Park, Australia (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on October 15, 2013).

10.13	Escrow Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013).

10.14	Letter Agreement dated May 28, 2013 with Hugh Evans concerning Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2013).

10.15	Service Agreement dated April 19, 2013 by and among Source, WikiTechnologies and 24 Seven Technologies, Inc. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on October 15, 2013).

10.16	Consulting Agreement between Source and Market Street Investor Relations LLC, dated July 9, 2013 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on October 15, 2013).

10.17	Note Purchase Agreement with Robert Pearson dated October 31, 2012 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on May 1, 2013).

10.18	Note Cancellation Agreement dated November 15, 2012 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on May 1, 2013).

10.19	Separation Agreement dated February 11, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2014).

10.20	Australian Financial Services License. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.21	Distributor Program Agreement between mPayments Pty Limited and Hubbed Pty Limited (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.22	Referral Agreement dated April 30, 2013 between Hubbed Pty Limited and Moneytech Services Pty Limited (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.23	Letter dated March 13, 2014 from Westpac extending and amending the Westpac Receivables Purchase Agreement. (Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.24	Tripartite Agreement dated January 13, 2013 by and among Moneytech Limited, Moneytech Services Pty Limited and 360 Markets Pty Limited (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.25	Authorised Representative Agreement dated September 3, 2012 between Moneytech Limited and 360 Pty Limited (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K/A filed on May 1, 2014).

10.26	Employment Agreement dated April 7, 2014 between Moneytech Services Pty Limited and David Frost.(incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-196225) filed on May 23, 2014).

10.27	Euler Hermes Insurance Policy (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-196225) filed on May 23, 2014).

10.28	Master Agreement entered into on May 28, 2014 by and among Moneytech Limited, Moneytech Services Pty Limited, 360 Markets Pty Limited and Jason Hugo.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K/A filed on May 1, 2014).

16.1	Letter from P.S. Stephenson & Co., P.C. (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on September 27, 2013).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K/A filed on May 1, 2014).

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Source Financial, Inc.

	By:	/s/ Hugh Evans
Dated: September 17, 2015		Hugh Evans
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Brian M. Pullar
Dated: September 17, 2015		Brian M. Pullar
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on September 17, 2015.

Signature	Title

/s/ Hugh Evans	President, Chief Executive Officer and a Director
Hugh Evans	(Principal Executive Officer)

/s/ Brian Pullar	Chief Financial Officer (Principal Financial and
Brian M. Pullar	Accounting Officer)

/s/ Klaus Selinger	Chairman of the Board and a Director
Klaus Selinger

/s/ John Wolfgang	Director
John Wolfgang

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

F-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the Years Ended June 30, 2015 and 2014

LICHTER, YU AND ASSOCIATES, INC.

CERTIFIED PUBLIC ACCOUNTANTS

16133 VENTURA BLVD., SUITE 450

ENCINO, CALIFORNIA 91436

TEL (818)789-0265 FAX (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Source Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Source Financial, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Financial, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu and Associates, Inc.

Encino, California

September 15, 2015

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,075,078	$10,730,743
Trade receivables, net	19,651,268	24,870,297
Terminal financing receivables, current, net	111,364	-
Inventories	157,144	18,450
Deferred tax asset	230,400	282,600
Other current assets	779,851	837,705
TOTAL CURRENT ASSETS	29,005,105	36,739,795

NON-CURRENT ASSETS
Intangible assets, net	2,914,253	3,632,536
Deferred tax asset	885,383	1,288,887
Property, plant and equipment, net	326,899	519,321
Terminal financing receivables, non-current, net	172,068	-
Investment in equity affiliates	681	-
Goodwill	58,071	71,227
TOTAL NON-CURRENT ASSETS	4,357,355	5,511,971

TOTAL ASSETS	$33,362,460	$42,251,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$3,114,185	$7,023,958
Wholesale loan facility	6,052,789	27,746,303
Cash reserve	1,257,984	878,747
TOTAL CURRENT LIABILITIES	10,424,958	35,649,008

NON-CURRENT LIABILITIES

Subordinated notes, net	18,471,471	-
Shareholder's loan	38,392	47,100
TOTAL NON-CURRENT LIABILITIES	18,509,863	47,100

TOTAL LIABILITIES	28,934,821	35,696,108

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding net	-	-
Designated as Series B Preferred stock, $0.01 par value, 5,000 shares authorized, 5,000 issued and outstanding	50	50
Common Stock, $0.001 par value, 50,000,000 shares authorized, 7,671,632 issued and outstanding at June 30, 2015 and 2014, respectively	7,672	7,672
Additional paid-in capital	15,170,976	15,027,915
Other accumulated comprehensive loss	(2,115,049)	(864,766)
Accumulated deficit	(8,636,010)	(7,615,213)
TOTAL STOCKHOLDERS' EQUITY	4,427,639	6,555,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,362,460	$42,251,766

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended
	June 30, 2015	June 30, 2014

Revenue	$4,740,855	$5,810,936
Cost of revenue	3,418,492	3,056,524
Gross profit	1,322,363	2,754,412

Operating Expenses

Compensation expenses	1,242,789	1,060,905
Research and development expense	815,847	557,393
Bad debt expenses	58,788	795,112
Bad debts recovered	(142,389)	(3,234)
Professional expenses	299,567	612,763
Occupancy expenses	227,048	250,651
Depreciation expense	56,115	61,716
General and administration expenses	366,344	371,808
Total operating expenses	2,924,109	3,707,114
Loss from operations	(1,601,746)	(952,702)

Other Income (Expense)
Research and development grant	630,696	617,922
Interest income	143,997	108,992
Gain on equity method investment	743	-
Other income (expense)	(14,041)	(12,121)
Total Other Income	761,395	714,793

Loss from continuing operations before income taxes	(840,351)	(237,909)

Provision for income taxes	180,446	327,539

Net loss from continuing operations	(1,020,797)	(565,448)

Net loss from discontinued operations	-	(301,280)

Net loss	(1,020,797)	(866,728)

Other comprehensive (loss) income
Foreign currency translation	(1,250,283)	214,996

Comprehensive loss	$(2,271,080)	$(651,732)

Net loss per share
Basic and Diluted:
Continuing operations	$(0.133)	$(0.060)
Discontinued	-	(0.032)
Total	$(0.133)	$(0.092)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	7,671,632	9,402,356
Diluted	7,671,632	9,402,356

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2013	10,300,000	$1,030,000	5,000	$50	$14,462,575	$(1,079,762)	$(6,748,485)	$7,664,378

Issuance of stock options	-	-	-	-	194,979	-	-	194,979

Change in par value of shares	-	(1,019,700)	-	-	1,019,700	-	-	-

Cancellation of stock	(150,000)	(150)	-	-	150	-	-	-

Cancellation of stock	(2,140,000)	(2,140)	-	-	(88,754)	-	-	(90,894)

Cancellation of shares to be issued	(338,368)	(338)	-	-	(560,735)	-	-	(561,073)

Net gain (loss) for the year ended June 30, 2014	-	-	-	-	-	214,996	(866,728)	(651,732)

Balance June 30, 2014	7,671,632	7,672	5,000	50	15,027,915	(864,766)	(7,615,213)	6,555,658

Issuance of stock options	-	-	-	-	143,061	-	-	143,061

Net loss for the year ended June 30, 2015	-	-	-	-	-	(1,250,283)	(1,020,797)	(2,271,080)

Balance June 30, 2015	7,671,632	$7,672	5,000	$50	$15,170,976	$(2,115,049)	$(8,636,010)	$4,427,639

The accompanying notes are an integral part of these consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	June 30, 2015	June 30, 2014

Net loss	$(1,020,797)	$(866,728)
Net loss from discontinued operations	-	(301,280)
Net loss from continuing operations	(1,020,797)	(565,448)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	729,531	738,056
Subordinated notes costs amortization	41,839	-
Stock options issued for compensation	143,061	126,231
Gain on equity method investment	(743)	-

(Increase) decrease in assets:
Trade receivables, net	682,133	782,645
Inventories	(155,053)	203,687
Deferred tax asset	180,508	327,547
Financing receivables	(309,265)	-
Other assets	(100,568)	44,961
(Decrease) increase in current liabilities:
Trade payables	(2,978,562)	3,157,082
Net cash (used in) provided by operating activities	(2,787,916)	4,814,761

Cash flows from investing activities
Purchase of property, plant and equipment	(54,466)	(127,266)
Development of intangible assets	(518,155)	(753,547)
Net cash used in investing activities	(572,621)	(880,813)

Cash flows from financing activities
Wholesale loan facility, net	(18,078,542)	1,238,847
Capital Reserve	590,914	(1,890,240)
Proceeds from issuance of subordinated notes, net	20,113,229	-
Net cash provided by (used in) financing activities	2,625,601	(651,393)

Net cash (used in) provided by continuing operations	(734,936)	3,282,555

Cash flows from discontinued operations
Net cash used in operating activities from discontinued operations	-	(209,381)
Net cash used in investing activities from discontinued operations	-	(5,907)
Net cash provided by financing activities from discontinued operations	-	150,000
Net cash used in discontinued operations	-	(65,288)

Effect of exchange rate changes on cash and cash equivalents	(1,920,729)	307,649
Net (decrease) increase in cash and cash equivalents	(2,655,665)	3,524,916
Cash and cash equivalents at beginning of period - continuing operations	10,730,743	7,140,539
Cash and cash equivalents at beginning of period - discontinued operations	-	65,288
Cash and cash equivalents at the end of the period	$8,075,078	$10,730,743

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$1,784,043	$1,695,288

Supplemental schedule of non-cash financing activities:
Issuance of stock options	$143,061	$115,492
Cancellation of shares to be issued and recorded as other liability	$-	$560,735

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

On June 30, 2013, Source acquired Moneytech and its wholly owned subsidiaries, Moneytech Finance Pty. Ltd., mPayments Pty. Ltd., Moneytech POS Pty. Ltd. and Moneytech Services Pty. Ltd. pursuant to a Share Exchange Agreement. Under the terms of the Exchange Agreement, all stockholders of Moneytech received a total of 5,300,000 shares of voting common stock of Source in exchange for all outstanding shares of Moneytech. In addition, pursuant to a separate agreement, the President of Moneytech received 5,000 shares of Preferred Series B Stock. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Moneytech for the net monetary assets of Source accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Source are those of the legal acquiree, Moneytech, which is considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Organization

Moneytech delivers its product offerings through ‘The Moneytech Exchange’, which is a real-time core banking platform, developed in-house and which continues to be upgraded with the support of the Australian Federal Government’s Research and Development program.

The Moneytech Exchange serves as the backbone of its business in Australia by providing internet banking style access to Moneytech’s customers and serving as the back-office systems to Moneytech’s staff.

The Company offers a range of innovative financial products and services to businesses and consumers in Australia through its principal operating subsidiaries, Moneytech Limited, mPayments Pty Ltd and Moneytech POS Pty Ltd. In fiscal 2013, the Company formed a new corporation in the United States, Moneytech USA, Inc. It was inactive in fiscal 2014 and 2015.

When used in these notes, the terms "Company," "we," "our," or "us" mean Source Financial, Inc. and its subsidiaries.

Note 2 – DISCONTINUED OPERATIONS

In connection with the Share Exchange, two of our shareholders prior to consummation of the share exchange, deposited in escrow an aggregate of 2,240,000 shares of our common stock  (the “Escrow Shares”), and we deposited in escrow all outstanding shares of the common stock of WikiTechnologies, Inc. (the “WTI Escrow Shares,”) our only operating subsidiary prior to the Share Exchange. The terms of the escrow arrangement were such that if WikiTechnologies failed to achieve certain financial benchmarks we could elect to retain the Escrow Shares by delivering the WTI Escrow Shares to the two shareholders.

On February 11, 2014, we entered into a Separation Agreement with the two shareholders, pursuant to which (i) the WTI Escrow Shares were delivered to them, as a result of which we no longer own any equity interest in WTI, and (ii) 2,140,000 of the GD Escrow Shares were cancelled, with the remaining 100,000 shares delivered to a noteholder of WTI (the “Noteholder”). The cancellation of the 2,140,000 shares effectively increased the percentage of our then outstanding shares owned by the former shareholders of Moneytech.

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

The assets and liabilities and operating results of the discontinued operation are summarized as follows:

NET RESULT FROM DISCONTINUED OPERATIONS	For the year ended
	June 30
	2015	2014
Revenue	$-	$2,647
Cost of Revenue	-	70,460
Gross Loss	-	(67,813)
Operating Expenses	-	234,027
Loss from operations	-	(301,840)
Other income	-	560
Loss before tax	-	(301,280)
Tax	-	-
Loss after tax	$-	$(301,280)

The discontinued operations of Wiki Technologies, Inc. were reported in the United States of America segment in our geographic segment information as per Note 19.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Source Financial (“Source”) and its wholly owned subsidiaries Moneytech Limited (“Moneytech”), Moneytech Finance Pty Ltd, mPayments Pty Ltd., Moneytech POS Pty Ltd., Moneytech Services Pty Ltd and Moneytech USA, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Exchange (Loss) Gain

During the year ended June 30, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive (Loss) Income

The accounts of Moneytech Limited and its wholly owned subsidiaries were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes as prescribed by Accounting Standards Codification (“ASC”) 740, Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the Financial Accounting Standards Board (“FASB”) also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Under ASC 740, Income Taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

Contingencies

Loss contingencies, including litigation related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item. No amount for loss was recorded as of June 30, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and certificates of deposit that are readily convertible into cash.  The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions in Australia and not covered by insurance.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Bad Debt Insurance

As a condition of the RPA (see Note 11) and Subordinated Notes (see Note 13), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of June 30, 2015 and 2014, the Company had insurance claims receivables of $0 and $32,085, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2015 and 2014, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of June 30, 2015 and 2014, Property, Plant & Equipment consisted of the following:

	June 30	June 30
	2015	2014
Office equipment	$30,230	$37,079
Furniture and fixtures	193,822	237,734
Terminals	45,483	87,319
Computers and software	1,177,253	1,365,207
Accumulated Depreciation	(1,119,889)	(1,208,018)
	$326,899	$519,321

For the years ended June 30, 2015 and 2014, depreciation expense consisted of the following:

	Years ended
	June 30
	2015	2014
Depreciation, cost of revenue	$103,642	$150,107
Depreciation, operating	56,115	61,716
Total depreciation expense	$159,757	$211,823

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

As of June 30, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30, 2015 and 2014:

	Years ended
	June 30
	2015	2014

Net loss from continuing operations	$(1,020,797)	$(565,448)
Net loss from discontinued operations	-	(301,280)
Net loss	$(1,020,797)	$(866,728)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	7,671,632	9,402,356
Dilutive effect of stock options	-	-
Diluted	7,671,632	9,402,356

	Year ended
	June 30
	2015	2014
Net loss per share
Basic and diluted:
Continuing operations	$(0.133)	$(0.060)
Discontinued	-	(0.032)
Total	$(0.133)	$(0.092)

Options to purchase up to 172,812 and 83,243 shares of common stock were anti-dilutive during the years ended June 30, 2015 and 2014 respectively.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test.  In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment.  In the first step, we determine the fair value of our reporting unit (generic pharmaceuticals).  If the net book value of our reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. An impairment charge is recognized only if the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2015.

Stock-Based Compensation

Stock-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the stock price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield, and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented.  The Company has early adopted this pronouncement, there is no impact on comparative periods.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

As of June 30, 2015 and 2014, trade receivables consist of the following:

	June 30	June 30
	2015	2014
Trade receivables	$20,231,293	$25,573,699
Allowance for bad debt	(580,025)	(703,402)
Total trade receivables, net	$19,651,268	$24,870,297

AGE ANALYSIS OF PAST DUE TRADE	June 30	June 30
RECEIVABLES	2015	2014

1 - 30 Days Past Due	$665,728	$695,116
31 - 60 Days Past Due	86,328	59,212
Greater than 60 Days Past Due	916,106	890,205
Total Past Due	1,668,162	1,644,533
Current	18,563,131	23,929,166
Total Trade Receivables	$20,231,293	$25,573,699
Recorded Investment > 60 Days and accruing	$268,375	$23,007

ALLOWANCE FOR DOUBTFUL DEBTS	Year ended	Year ended
	June 30	June 30
	2015	2014

Allowance for doubtful debts
Beginning balance	$703,402	731,475
Charge-offs	(26,199)	(736,738)
Recoveries	-	-
Provision	33,347	686,942
Other comprehensive income (fx differences)	(130,525)	21,723
Ending balance	$580,025	$703,402

Ending balance - individually evaluated for impairment	$552,180	$667,508
Ending balance - collectively evaluated for impairment	$27,845	$35,894

Reconciliation to bad debts expense in the Statement of Operations

Provision	$33,347	$686,942
Other bad debt expenses / credits not reflected in provision	25,441	108,169
Bad debts expense per Statement of Operations	$58,788	$795,111

Bad debt expenses not reflected in the provision include direct costs associated with pursuing an overdue receivable. If these costs are recovered they result in a credit.

TRADE RECEIVABLE BALANCES ASSESSED FOR IMPAIRMENT	June 30	June 30
	2015	2014

Ending balance	$20,231,293	$25,573,699
Ending balance - individually evaluated for impairment	$639,279	$1,079,337
Ending balance - collectively evaluated for impairment	$19,592,014	$24,494,362

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	June 30	June 30
	2015	2014

Trade receivables	$639,279	$1,079,337
Total Financing Receivables	$639,279	$1,079,337

IMPAIRED LOANS	June 30, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$639,279	$441,661	$552,180	$756,900	$8,478
Total
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$639,279	$441,661	$552,180	$756,900	$8,478

	June 30, 2014
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
Total
Trade receivables	$1,079,337	$797,842	$667,508	$1,354,838	$78,488
	$1,079,337	$797,842	$667,508	$1,354,838	$78,488

Note 5 – TERMINAL FINANCING RECEIVABLES, NET

The Company, as lessor, entered into terminal lease agreements, which were recorded as sales type leases, during the year ended June 30, 2015. The following are balances due as of June 30, 2015 and June 30, 2014. The leases require monthly payments, have a term of 30 months and bear interest at an effective rate of 12.49% per annum.

	June 30	June 30
	2015	2014
Current	$111,364	$-
Non-current	172,068	-
	$283,432	$-

Terminal financing receivables repayments schedule.

12 months ended:	USD $
June 30, 2016	$111,364
June 30, 2017	125,273
June 30, 2018	46,795
$283,432

Note 6 – INVENTORY

Inventory consists of the following as of June 30, 2015 and 2014:

	June 30	June 30
	2015	2014
Terminals	$146,650	$-
Prepaid gift cards or other	10,494	18,450
	$157,144	$18,450

Note 7 – OTHER ASSETS

Other assets consist of the following as of June 30, 2015 and 2014:

	June 30	June 30
	2015	2014
Research & development grant receivable	$555,289	$555,780
Insurance claim receivable	-	32,085
Prepayment	53,561	43,697
Other assets	171,001	206,143
	$779,851	$837,705

Note 8 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2014 and 2015:

	June 30	June 30
	2015	2014
Moneytech and mPayments software	$5,874,178	$6,608,596
Accumulated amortization	(2,959,925)	(2,976,060)
	$2,914,253	$3,632,536

The intangible assets are amortized over 10-12 years. Amortization expense of $569,774 and $526,233 was included in cost of revenues for the years ended June 30, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from June 30, 2015 is estimated to be:

Years ending June 30,
2016	$544,412
2017	544,412
2018	544,412
2019	544,412
2020	544,412
Thereafter	192,193
Total	$2,914,253

Note 9 – GOODWILL

As of June 30, 2015 and 2014, the Goodwill was comprised of the following:

	June 30	June 30
	2015	2014
Acquisition cost of Moneytech POS Pty Ltd.	$82,560	$101,265
Fixed assets received	(45,994)	(56,414)
Liability assumed	21,505	26,376
Acquisition cost assigned to goodwill	$58,071	$71,227

Note 10 – TRADE AND OTHER PAYABLES

As of June 30, 2015 and 2014, trade and other payables consist of the following:

	June 30	June 30
	2015	2014
Trade payables	$1,923,404	$6,195,424
Accrued consulting costs	561,073	561,073
Employee benefits	245,159	161,906
Other liabilities	384,549	105,555
Total payables	$3,114,185	$7,023,958

Note 11 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	June 30	June 30
	2015	2014
Wholesale loan facility	$6,052,789	$27,746,303
Cash reserve liabilities	1,257,984	878,747
	$7,310,773	$28,625,050

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$25 million and AUD$40 million as of June 30, 2015 and June 30, 2014, respectively. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 15, 2014. The facility has been renewed until December 31, 2015. Interest expense charged to cost of revenue related to the loan for the years ended June 30, 2015 and 2014 was approximately USD $1,412,578 and USD $1,695,288 respectively.

On April 10, 2015 the Company issued AUD $25 million of subordinated notes. Subsequent to the issue of the subordinated notes, as of April 16, 2015, the RPA interim, agreed upon, facility limit was decreased from AUD $40 million to AUD $25 million.

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

Note 12 – SHAREHOLDER’S LOAN

	June 30	June 30
	2015	2014
Shareholder's loan	$38,392	$47,100

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 13 – SUBORDINATED NOTES, NET

	June 30	June 30
	2015	2014
Subordinated notes issued	$19,200,000	$-
Issuance costs	(766,873)	-
Subordinated notes, net proceeds	$18,433,127	$-
Issuance costs amortised	38,344	-
Subordinated notes, net	$18,471,471	$-

In April 2015 the Company issued AUD $25 million of subordinated notes. The notes mature in 7 years and have similar conditions, including financial covenants and restrictions as to use of proceeds, to the wholesale facility and are sub-ordinate to that facility. The costs of the subordinated notes issuance were AUD $998,533 and the proceeds to the company were AUD $24,001,467. The subordinated notes bear interest at a rate of 4.65% per annum above the Australian BBSW rate. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The notes can be redeemed early at increased cost to the Company or at the request of the holder in the event of a change in control.

	Year ended	Year ended
	June 30	June 30
	2015	2014
Issuance costs amortized during the year	$41,839	$-
Interest paid during the year	325,277	-
Reported as Interest expense in cost of revenue	$367,116	$-

Interest expense charged to cost of revenue related to the notes for the year ended June 30, 2015 was USD $367,116.

Note 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 undesignated shares of Preferred Stock authorized, each having a par value of $0.01. There were 5,000 shares of Series B Preferred Stock authorized, issued and outstanding as of June 30, 2015 and 2014 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company has 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of June 30, 2015 and 2014 after giving effect to the authorized shares discussed below. There were 7,671,632 shares issued and outstanding as of June 30, 2015 and 2014.

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

On February 11, 2014, 2,140,000 shares which had previously been issued to Edward DeFeudis and Marco Garibaldi were returned for cancellation as per the terms of the Separation Settlement agreement as further detailed in Footnote 2.

On February 11, 2014, 100,000 of the shares returned in the Separation Agreement were issued to a note holder of Wiki as further detailed in Footnote 2.

On July 16, 2015 the number of authorized shares of common stock was reduced from 50,000,000 to 12,000,000 shares and the number of authorized shares of preferred stock was reduced from 1,000,000 to 10,000 shares.

Note 15 – STOCK COMPENSATION

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

	Number of Shares
	June 30	June 30
	2015	2014
Granted but not issued at July 1	-	338,368
Issued during nine months ended June 30	-	-
Granted during nine months ended June 30	-	170,632
Cancelled during nine months ended June 30	-	(150,000)
Granted but not issued at June 30	-	359,000

The shares granted but not issued at July 1 were cancelled due to non-performance as of June 30, 2014.

On September 9, 2015 The Board of Directors awarded an Officer (960,000) and Director (160,000) restricted shares at a fair value of $0.40 per share.

Note 16 – STOCK OPTIONS

On April 19, 2013, the Company entered into an agreement with a software developer. Upon achievement of certain milestones, the contractor could receive up to 100,000 Performance Based Stock Options at an exercise price of $2.50 per share. The options vested and became exercisable immediately upon grant with a 3 year life. As of June 30, 2015, 14,500 of the Performance Based Stock Options are vested. As a result of the return of WTI, as further detailed in footnote 2, no additional shares can be vested. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 351%, risk free interest rate of .35%, and dividend yield of 0%. The grant date Fair Value of options was $249,995.

On July 19, 2013, the Company granted 75,000 Stock Options to each of the three non-employee directors pursuant to the Omnibus Incentive Plan. These Stock Options are exercisable at an exercise price of $2.02 per share. The options vest as to 2,083 shares per non-employee director on September 30, 2013, and as to an additional 2,083 shares each on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on the last day of August 31, 2016. The options become exercisable immediately upon vesting and continue in force through June 30, 2020 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The Fair Value of the options was calculated using the following assumptions: estimated life of seven years, volatility of 755%, risk free interest rate of 2.02%, and dividend yield of 0%. The grant date Fair Value of options was $454,500. In May 2015, a non-employee director resigned. At that time, 41,660 options had vested. Upon his resignation all vesting ceased and the vested options were subject to forfeiture if not exercised within three months of resignation. The vested options were not exercised within the three month period and those options were forfeited..

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor. These Stock Options are exercisable at an exercise price of $1.30 per share. The options vested and became exercisable immediately upon granting and continue in force through August 22, 2016 (the "Expiration Date"), unless sooner terminated as provided by the agreement. The Fair Value of the options was calculated using the following assumptions: estimated life of three years, volatility of 843%, risk free interest rate of ..82%, and dividend yield of 0%. The grant date Fair Value of options was $32,500.

The Company recorded $143,060 and $194,979 option expense in the year ended June 30, 2015 and 2014, respectively.

The following is a summary of the activity and position as of the year ended June 30, 2015 and 2014.

	Stock Options
	Years ended
	June 30
	2015	2014
Outstanding at July 1	350,000	100,000
Granted	-	250,000
Exercised	-	-
Expired	-	-
Outstanding at June 30	350,000	350,000
Exercisable at June 30	172,812	101,990

Options outstanding at June 30, 2015 and 2014 are as follows:

Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
			Life	Exercise		Exercise
		Options	(Years)	Price	Options	Price
Year	Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)

2015	$1.30 to $2.50	350,000	4.41	$1.96	172,812	$1.94
2014	$1.30 to $2.50	350,000	5.41	$2.09	101,990	$1.90

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

On September 9, 2015 The Board of Directors awarded 2,225,000 options to Officers, employees and Directors. The options vest over 12 month (150,000 options) and 24 month (2,075,000 options) periods and may be exercised for a period of 10 years with exercise prices of $0.40 (1,225,000 options) and $0.44 (1,000,000 options) per option.

Note 17 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2015 and 2014, the Company paid a company controlled by the President of Moneytech for consulting services $128,353 and $226,076, respectively. This arrangement was terminated as of January 31, 2015.

Note 18 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended June 30, 2015 and 2014:

INCOME TAX EXPENSE	Years ended		Years ended		Years ended
	June 30		June 30		June 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	180,446	327,539	-	-	180,446	327,539
Total	$180,446	$327,539	$-	$-	$180,446	$327,539

The following are the components of income before income tax reflected in the Statement of Operations for the years ended June 30, 2015 and 2014:

COMPONENTS OF INCOME BEFORE INCOME TAX	Years ended		Years ended		Years ended
	June 30		June 30		June 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
(Loss) income from continuing operations	$(156,461)	$623,336	$(683,890)	$(861,245)	$(840,351)	$(237,909)
Net loss from discontinued operations	-	-	-	(301,280)	-	(301,280)
(Loss) income before Income tax	$(156,461)	$623,336	$(683,890)	$(1,162,525)	$(840,351)	$(539,189)

Income tax	$180,446	$327,539	$-	$-	$180,446	$327,539
Effective tax rate	(115)%	53%	-%	-%	(21)%	(61)%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the years ended June 30, 2015 and 2014:

INCOME TAX RATE RECONCILIATION	Years ended		Years ended		Years ended
	June 30		June 30		June 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	121%	(26)%	-%	-%	23%	31%
Research and development grant eligible expenditure	(156)%	25%	-%	-%	(30)%	(28)%
Research and development grant eligible amortisation	(109)%	23%	-%	-%	(20)%	(27)%
USA losses	-%	-%	(30)%	(30)%	(24)%	(67)%
Other	(1)%	1%	-%	-%	-%	-%
Tax expenses at actual rate	(115)%	53%	-%	-%	(21)%	(61)%

The following are the components of deferred tax reflected in the Statement of Operations for the years ended June 30, 2015 and 2014:

COMPONENTS OF DEFERRED TAX EXPENSE	Years ended		Years ended		Years ended
	June 30		June 30		June 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$204,548	$331,073	$-	$-	$204,548	$331,073
Doubtful debts reserve	(2,144)	14,939	-	-	(2,144)	14,939
Accruals	(21,958)	(18,473)	-	-	(21,958)	(18,473)
	$180,446	$327,539	$-	$-	$180,446	$327,539

The following are the components of deferred tax reflected in the Balance Sheet as of June 30, 2015 and 2014:

COMPONENTS OF DEFERRED TAX ASSET	June 30	June 30	June 30	June 30	June 30	June 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$875,244	$1,303,475	$-	$-	$875,244	$1,303,475
Doubtful debts reserve	174,008	211,021	-	-	174,008	211,021
Accruals	66,587	56,991	-	-	66,587	56,991
	$1,115,839	$1,571,487	$-	$-	$1,115,839	$1,571,487

Deferred tax assets - current	$230,400	$282,600	$-	$-	$230,400	$282,600
Deferred tax assets - non current	885,439	1,288,887	-	-	885,439	1,288,887
	$1,115,839	$1,571,487	$-	$-	$1,115,839	$1,571,487

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company began with historical results adjusted for changes in accounting policies and incorporates assumptions including the amount of future pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

As of June 30, 2015, Moneytech had approximately $2,917,479 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of June 30, 2015, Source had NOL’s of approximately $13 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, under Internal Revenue Code section 382 due to the change in ownership there are certain limitations placed on the NOL carryover and Source may only use approximately $161,500 per year of the available NOL. The deferred tax assets of the US entities at June 30, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

Note 19 – GEOGRAPHIC SEGMENT INFORMATION

As a result of the reverse merger on June 30, 2013 the Company operated in two regions: Australia and the United States of America. As a result of the Separation Agreement, see Note 2, the Company now operates only in Australia. All inter-company transactions are eliminated in consolidation.

For the years ended June 30, 2015 and 2014, geographic segment information is as follows:

	Year Ended June 30, 2015				Year Ended June 30, 2014
	Australia	USA	Elimination	Consolidated	Australia	USA	Elimination	Consolidated
Revenue	$4,740,855	$-	$-	$4,740,855	$5,810,936	$-	$-	$5,810,936
Cost of Revenue	3,418,492	-	-	3,418,492	3,056,524	-	-	3,056,524
Total Expenses	2,924,109	-	-	2,924,109	2,544,589	1,162,525	-	3,707,114
Other Income (Expense)	761,395	-	-	761,395	714,793	-	-	714,793
Net Income (Loss) before tax from continuing operations	(840,351)	-	-	(840,351)	924,616	(1,162,525)	-	(237,909)
Discontinued operations	-	-	-	-	-	(301,280)	-	(301,280)
Assets	33,362,460	-	-	33,362,460	42,251,766	-	-	42,251,766
Debt	28,934,821	-	-	28,934,821	35,135,035	561,073	-	35,696,108

Note 20 – EQUITY INVESTMENT

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

During the year ended June 30, 2015, 360 was profitable and absorbed its accumulated losses.

The Company expects this performance to continue and as a result the Company has commenced recording 37.5% of the accumulated profits to date as income in the year ended June 30, 2015. A gain on equity method investment of $743 has been reported in the Statement of Operations and Comprehensive Loss for the year ended June 30, 2015. As a result of the current period 360 profits the Company has recorded an Investment in equity affiliate of $681 in the Balance Sheet as at June 30, 2015.

Note 21 – COMMITMENTS

The Company leases two offices in Australia under renewable operating leases expiring on August 31, 2016 and July 31, 2015.

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 350 square meters of office and operations space pursuant to lease agreements expiring in August 2016.  The annual rent for the premises is AUD $168,725.  In addition we occupy an office on Albany Highway, Victoria Park, Western Australia.  The initial term of the lease for this space expires July 31, 2015, at which time the lease will continue on a month by month basis.  The monthly rent for the premises is AUD $1,420.

For the years ended June 30, 2015 and 2014, the aggregate rental expense was USD $125,562 and USD $137,695, respectively.

Future minimum rental payments required under operating leases as of June 30, 2015 are as follows:

		USD $
Fiscal	2016	$130,511
	2017	21,597
		$152,108

Note 22 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through September 15, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

As of July 16, 2015 the number of authorized shares of common stock was reduced from 50,000,000 to 12,000,000 shares and the number of authorized shares of preferred stock was reduced from 1,000,000 to 10,000 shares.

On September 9, 2015 The Board of Directors awarded an Officer (960,000) and Director (160,000) restricted shares at a fair value of $0.40 per share.

On September 9, 2015 The Board of Directors awarded 2,225,000 options to Officers, employees and Directors. The options vest over 12 month (150,000 options) and 24 month (2,075,000 options) periods and may be exercised for a period of 10 years with exercise prices of $0.40 (1,225,000 options) and $0.44 (1,000,000 options) per option.

