Form 10-Q
period 2015-09-30
SOURCE FINANCIAL, INC.
filed 2015-11-13
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of Nov 14, 2015, the Registrant had outstanding 8,791,632 shares of common stock, par value $0.001 per share.

SOURCE FINANCIAL, INC.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company.  Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed on September 17, 2015.

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

ii

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2015	June 30, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,204,670	$8,075,078
Trade receivables, net	24,404,534	19,651,268
Terminal financing receivables, current, net	123,778	111,364
Inventories	109,776	157,144
Deferred tax asset	210,300	230,400
Other current assets	782,076	779,851
TOTAL CURRENT ASSETS	32,835,134	29,005,105

NON-CURRENT ASSETS
Intangible assets, net	2,623,438	2,914,253
Deferred tax asset	790,309	885,383
Property, plant and equipment, net	282,427	326,899
Terminal financing receivables, non-current, net	164,002	172,068
Investment in equity affiliates	35,854	681
Goodwill	53,005	58,071
TOTAL NON-CURRENT ASSETS	3,949,035	4,357,355

TOTAL ASSETS	$36,784,169	$33,362,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$1,955,549	$3,114,185
Wholesale loan facility	12,667,828	6,052,789
Cash reserve	1,400,598	1,257,984
TOTAL CURRENT LIABILITIES	16,023,975	10,424,958

NON-CURRENT LIABILITIES
Subordinated notes, net	16,895,026	18,471,471
Shareholder's loan	35,043	38,392
TOTAL NON-CURRENT LIABILITIES	16,930,069	18,509,863

TOTAL LIABILITIES	32,954,044	28,934,821

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized, designated as Series B Preferred stock, 5,000 issued and outstanding at September 30, 2015 and June 30, 2015.	50	50
Common Stock, $0.001 par value, 12,000,000 shares authorized, 8,791,632 and 7,671,632 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	8,792	7,672
Additional paid-in capital	15,643,102	15,170,976
Other accumulated comprehensive loss	(2,545,508)	(2,115,049)
Accumulated deficit	(9,276,311)	(8,636,010)
TOTAL STOCKHOLDERS' EQUITY	3,830,125	4,427,639

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,784,169	$33,362,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER, 2015 AND 2014

(UNAUDITED)

	Three months ended
	September 30, 2015	September 30, 2014

Revenue	$1,249,573	$1,143,170
Cost of revenue	933,315	816,818
Gross profit	316,258	326,352

Operating Expenses
Compensation expenses	747,304	337,124
Research and development expense	174,217	130,539
Bad debt expenses	10,244	85,625
Bad debts recovered	-	(17,672)
Professional expenses	67,702	85,004
Occupancy expenses	66,663	62,523
Depreciation expense	8,055	18,430
General and administration expenses	52,829	126,952
Total operating expenses	1,127,014	828,525
Loss from operations	(810,756)	(502,173)

Other Income (Expense)
Research and development grant	119,757	152,675
Interest income	37,649	29,992
Gain on equity method investment	36,479	-
Other income (expense)	(4,965)	(2,463)
Total Other Income	188,920	180,204

Loss from operations before income taxes	(621,836)	(321,969)

Provision for income taxes	18,465	5,837

Net loss	(640,301)	(327,806)

Other comprehensive loss
Foreign currency translation	(430,459)	(494,802)

Comprehensive loss	$(1,070,760)	$(822,608)

Net loss per share
Basic and Diluted:	$(0.081)	$(0.043)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	7,927,284	7,671,632
Diluted	7,927,284	7,671,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Loss	Deficit	Equity

Balance June 30, 2015	7,671,632	7,672	5,000	50	15,170,976	(2,115,049)	(8,636,010)	4,427,639

Issuance of stock options	-	-	-	-	25,246	-	-	25,246

Stock-based compensation	1,120,000	1,120	-	-	446,880	-	-	448,000

Net loss for the three months ended September 30, 2015	-	-	-	-	-	(430,459)	(640,301)	(1,070,760)

Balance September 30, 2015	8,791,632	$8,792	5,000	$50	$15,643,102	$(2,545,508)	$(9,276,311)	$3,830,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended
	September 30, 2015	September 30, 2014

Net loss	$(640,301)	$(327,806)

Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	160,593	197,872
Subordinated notes costs amortization	36,237	-
Stock options issued for compensation	25,246	37,869
Stock-based compensation	448,000	-
Gain on equity method investment	(36,479)	-

(Increase) decrease in assets:
Trade receivables, net	(6,696,447)	2,150,114
Inventories	34,849	(3,857)
Deferred tax asset	18,464	5,906
Financing receivables	(30,104)	-
Other assets	(67,477)	(116,014)
(Decrease) increase in current liabilities:
Trade payables	(975,258)	(2,774,288)
Net cash used in operating activities	(7,722,677)	(830,204)

Cash flows from investing activities
Purchase of property, plant and equipment	(11,284)	(1,497)
Development of intangible assets	(94,921)	(183,553)
Net cash used in investing activities	(106,205)	(185,050)

Cash flows from financing activities
Wholesale loan facility, net	7,395,791	(2,645,463)
Capital Reserve	261,288	501,649
Net cash provided by (used in) financing activities	7,657,079	(2,143,814)

Effect of exchange rate changes on cash and cash equivalents	(698,605)	(589,911)
Net decrease in cash and cash equivalents	(870,408)	(3,748,979)
Cash and cash equivalents at beginning of period	8,075,078	10,730,743
Cash and cash equivalents at the end of the period	$7,204,670	$6,981,764

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$538,371	$457,756

Supplemental schedule of non-cash financing activities:
Issuance of stock-based compensation	$448,000	$-
Issuance of stock options	$25,246	$37,869

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended June 30, 2015.  Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Exchange (Loss) Gain

During the three months ended September 30, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Contingencies

Loss contingencies, including litigation related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item. No amount for loss was recorded as of September 30, 2015 and 2014.

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

Bad Debt Insurance

As a condition of the RPA (see Note 10) and Subordinated Notes (see Note 12), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of September 30, 2015 and June 30, 2015 the Company had no insurance claim receivables.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2015 and June 30, 2015, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of September 30, 2015 and June 30, 2015, Property, Plant & Equipment consisted of the following:

	September 30	June 30
	2015	2015
Office equipment	$27,593	$30,230
Furniture and fixtures	176,913	193,822
Terminals	41,515	45,483
Computers and software	1,085,448	1,177,253
Accumulated Depreciation	(1,049,042)	(1,119,889)
	$282,427	$326,899

For the three months ended September 30, 2015 and 2014, depreciation expense consisted of the following:

	Three months ended
	September 30
	2015	2014
Depreciation, cost of revenue	$22,305	$29,130
Depreciation, operating	8,055	18,430
Total depreciation expense	$30,360	$47,560

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

As of September 30, 2015 and June 30, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30	September 30
	2015	2014

Net loss	$(640,301)	$(327,806)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	7,927,284	7,671,632
Dilutive effect of stock options	-	-
Diluted	7,927,284	7,671,632

Net loss per share
Basic and diluted:	$(0.081)	$(0.043)

Options to purchase up to 143,650 and 120,737 shares of common stock were anti-dilutive during the three months ended September 30, 2015 and 2014 respectively.

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

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2015.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended September 2015 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – TRADE RECEIVABLES, NET

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

As of September 30, 2015 and June 30, 2015, trade receivables consist of the following:

	September 30	June 30
	2015	2015
Trade receivables	$24,927,321	$20,231,293
Allowance for bad debt	(522,787)	(580,025)
Total trade receivables, net	$24,404,534	$19,651,268

AGE ANALYSIS OF PAST DUE TRADE RECEIVABLES	September 30	June 30
	2015	2015

1 - 30 Days Past Due	$708,025	$665,728
31 - 60 Days Past Due	424,681	86,328
Greater than 60 Days Past Due	1,360,039	916,106
Total Past Due	2,492,745	1,668,162
Current	22,434,576	18,563,131
Total Trade Receivables	$24,927,321	$20,231,293
Recorded Investment > 60 Days and accruing	$703,960	$268,375

ALLOWANCE FOR DOUBTFUL DEBTS	Three months ended	Three months ended
	September 30	September 30
	2015	2014

Allowance for doubtful debts
Beginning balance	$580,025	711,437
Charge-offs	(14,213)	(4,571)
Recoveries	-	-
Provision	7,341	87,355
Other comprehensive income (fx differences)	(50,366)	(54,932)
Ending balance	$522,787	$739,289

Ending balance - individually evaluated for impairment	$489,135	$710,109
Ending balance - collectively evaluated for impairment	$33,652	$29,180

Reconciliation to bad debts expense in the Statement of Operations

Provision	$7,341	$87,355
Other bad debt expenses / credits not reflected in provision	2,903	(1,730)
Bad debts expense per Statement of Operations	$10,244	$85,625

Bad debt expenses not reflected in the provision include direct costs associated with pursuing an overdue receivable.  If these costs are recovered they result in a credit.

TRADE RECEIVABLE BALANCES ASSESSED FOR IMPAIRMENT	September 30	June 30
	2015	2015

Ending balance	$24,927,321	$20,231,293
Ending balance - individually evaluated for impairment	$548,562	$639,279
Ending balance - collectively evaluated for impairment	$24,378,759	$19,592,014

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	September 30	June 30
	2015	2015

Trade receivables	$548,562	$639,279
Total Financing Receivables	$548,562	$639,279

IMPAIRED LOANS	September 30, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$548,562	$361,127	$497,372	$545,360	$-
	$548,562	$361,127	$497,372	$545,360	$-
Total
Trade receivables	$548,562	$361,127	$497,372	$545,360	$-
	$548,562	$361,127	$497,372	$545,360	$-

IMPAIRED LOANS	June 30, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$879,969	$441,661	$552,180	$756,900	$8,478
Total
Trade receivables	$879,969	$441,661	$552,180	$756,900	$8,478
	$879,969	$441,661	$552,180	$756,900	$8,478

Note 4 – TERMINAL FINANCING RECEIVABLES, NET

The Company, as lessor, entered into terminal lease agreements, which were recorded as sales type leases, during the three months ended September 30, 2015. The following are balances due as of September 30, 2015 and June 30, 2015. The leases require monthly payments, have a term of 30 months and bear interest at an effective rate of 12.49% per annum.

	September 30	June 30
	2015	2015
Current	$123,778	$111,364
Non-current	164,002	172,068
	$287,780	$283,432

Terminal financing receivables repayments schedule.

Years ending:
September 30, 2016	$123,778
September 30, 2017	139,238
September 30, 2018	24,764
$287,780

Note 5 – INVENTORY

Inventory consists of the following as of September 30, 2015 and June 30, 2015:

	September 30	June 30
	2015	2015
Terminals	$100,558	$146,650
Prepaid gift cards or other	9,218	10,494
	$109,776	$157,144

Note 6 – OTHER ASSETS

Other assets consist of the following as of September 30, 2015 and June 30, 2015:

	September 30	June 30
	2015	2015
Research & development grant receivable	$622,511	$555,289
Prepayment	32,711	53,561
Other assets	126,854	171,001
	$782,076	$779,851

Note 7 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2015 and June 30, 2015:

	September 30	June 30
	2015	2015
Moneytech and mPayments software	$5,453,395	$5,874,178
Accumulated amortization	(2,829,957)	(2,959,925)
	$2,623,438	$2,914,253

The intangible assets are amortized over 10-12 years. Amortization expense of $130,233 and $150,312 was included in cost of revenues for the three months ended September 30, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from September 30, 2015 is estimated to be:

Years ending September 30,
2016	$506,411
2017	506,411
2018	506,411
2019	506,411
2020	506,411
Thereafter	91,383
Total	$2,623,438

Note 8 – GOODWILL

As of September 30, 2015 and June 30, 2015, the Goodwill was comprised of the following:

	September 30	June 30
	2015	2015
Acquisition cost of Moneytech POS Pty Ltd.	$75,358	$82,560
Fixed assets received	(41,982)	(45,994)
Liability assumed	19,629	21,505
Acquisition cost assigned to goodwill	$53,005	$58,071

Note 9 – TRADE AND OTHER PAYABLES

As of September 30, 2015 and June 30, 2015, trade and other payables consist of the following:

	September 30	June 30
	2015	2015
Trade payables	$767,387	$1,923,404
Accrued consulting costs	561,073	561,073
Employee benefits	240,287	245,159
Other liabilities	386,802	384,549
Total payables	$1,955,549	$3,114,185

Note 10 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	September 30	June 30
	2015	2015
Wholesale loan facility	$12,667,828	$6,052,789
Cash reserve from customers	1,400,598	1,257,984
	$14,068,426	$7,310,773

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$25 million as of September 30, 2015 and June 30, 2015. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 15, 2014. The facility has been renewed until December 31, 2015. Interest expense charged to cost of revenue related to the loan for the three months ended September 30, 2015 and 2014 was USD $167,498 and USD $457,756 respectively.

On April 10, 2015 the Company issued AUD $25 million of subordinated notes. Subsequent to the issue of the subordinated notes, as of April 16, 2015, the RPA interim, agreed upon, facility limit was decreased from AUD $40 million to AUD $25 million.

Cash reserve from customers

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

Note 11 – SHAREHOLDER’S LOAN

	September 30	June 30
	2015	2015
Shareholder's loan	$35,043	$38,392

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 12 – SUBORDINATED NOTES, NET

	September 30	June 30
	2015	2015
Subordinated notes issued	$17,525,000	$19,200,000
Issuance costs	(699,972)	(766,873)
Subordinated notes, net proceeds	$16,825,028	$18,433,127
Issuance costs amortised	69,998	38,344
Subordinated notes, net	$16,895,026	$18,471,471

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

	Three months ended
	September 30
	2015	2014
Issuance costs amortized during the year	$36,237	$-
Interest paid during the year	334,636	-
Reported as Interest expense in cost of revenue	$370,873	$-

Interest expense charged to cost of revenue related to the notes for the three months ended September 30, 2015 was $370,873.

Note 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01. Of the 10,000 shares, 5,000 were designated Series B Preferred Stock of which 5,000 shares were issued and outstanding as of September 30, 2015 and June 30, 2015 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company had 12,000,000 shares and 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of September 30, 2015 and June 30, 2015 after giving effect to the change in authorized shares discussed below. All authorized shares have been retroactively restated for the reduction in both periods presented. There were 8,791,632 and 7,671,632 shares issued and outstanding as of September 30, 2015 and June 30, 2015.

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

On February 11, 2014, 2,140,000 shares which had previously been issued to Edward DeFeudis and Marco Garibaldi were returned for cancellation as per the terms of the Separation agreement.

On February 11, 2014, 100,000 of the shares returned in the Separation Agreement were issued to a note holder.

On July 16, 2015 the number of authorized shares of common stock was reduced from 50,000,000 to 12,000,000 shares and the number of authorized shares of preferred stock was reduced from 1,000,000 to 10,000 shares.

On September 9, 2015 the Board of Directors awarded an Officer 960,000 and a Director 160,000 restricted shares at a fair value of $0.40 per share.

Note 14 – STOCK COMPENSATION

Restricted shares

On September 9, 2015 the Board of Directors awarded an Officer 960,000 and a Director 160,000 restricted shares at a fair value of $0.40 per share or $448,000. The restricted shares were awarded for services rendered.

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

On July 19, 2013, the Company granted 75,000 Stock Options to each of the three non-employee directors pursuant to the Omnibus Incentive Plan. These Stock Options are exercisable at an exercise price of $2.02 per share. The options vest as to 2,083 shares per non-employee director on September 30, 2013, and as to an additional 2,083 shares each on the last day of each calendar month thereafter through and including August 31, 2016, except that the right to exercise the Options shall vest as to an additional 2,095 shares on the last day of August 31, 2016. The options become exercisable immediately upon vesting and continue in force through June 30, 2020 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The Fair Value of the options was calculated using the following assumptions: estimated life of seven years, volatility of 755%, risk free interest rate of 2.02%, and dividend yield of 0%. The grant date Fair Value of options was $454,500. In May 2015, a non-employee director resigned. At that time, 41,660 options were vested. The vested options were not exercised within the three month period of his resignation and those options were forfeited.

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

On September 9, 2015, the Company granted 75,000 Stock Options to each of the two non-employee directors pursuant to the Omnibus Incentive Plan. These Stock Options are exercisable at an exercise price of $0.40 per share. The options vest as to 6,250 shares per non-employee director on October 31, 2015, and as to an additional 6,250 shares each on the last day of each calendar month thereafter through and including September 30, 2016. The options become exercisable for the first time on March 9, 2016, to the extent vested, and continue in force through September 9, 2025 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The Fair Value of the options was calculated using the following assumptions: estimated life of seven years, volatility of 94%, risk free interest rate of 1.91%, dividend yield of 0% and forfeiture rate of 10%. The grant date Fair Value of options was $38,892.

On September 9, 2015, the Company granted 1,000,000 Stock Options to Hugh Evans pursuant to the Omnibus Incentive Plan. These Stock Options are exercisable at an exercise price of $0.44 per share. The options vest as to 41,640 shares on October 31, 2015, and as to an additional 41,640 shares each on the last day of each calendar month thereafter through and including May 31, 2016 and as to an additional 41,680 shares on the last day of each calendar month thereafter through and including September 30, 2017. The options become exercisable for the first time on March 9, 2016, to the extent vested, and continue in force through September 9, 2025 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The Fair Value of the options was calculated using the following assumptions: estimated life of seven years, volatility of 94%, risk free interest rate of 1.91%, dividend yield of 0% and forfeiture rate of 10%. The grant date Fair Value of options was $256,066.

On September 9, 2015, the Company granted 1,075,000 Stock Options to employees pursuant to the Omnibus Incentive Plan. These Stock Options are exercisable at an exercise price of $0.40 per share. The options vest as to 44,771 shares on October 31, 2015, and as to an additional 44,771 shares each on the last day of each calendar month thereafter through and including May 31, 2016 and as to an additional 44,802 shares on the last day of each calendar month thereafter through and including September 30, 2017. The options become exercisable for the first time on March 9, 2016, to the extent vested, and continue in force through September 9, 2025 (the "Expiration Date"), unless sooner terminated as provided herein and in the Plan. The Fair Value of the options was calculated using the following assumptions: estimated life of seven years, volatility of 94%, risk free interest rate of 1.91%, dividend yield of 0% and forfeiture rate of 10%. The grant date Fair Value of options was $278,724.

The Company recorded $25,246 and $37,869 option expense in the three months ended September 30, 2015 and 2014, respectively.

The following is a summary of the activity in the three months ended September 30, 2015 and 2014.

	Three months ended
	September 30	September 30
	2015	2014
Outstanding at July 1	350,000	100,000
Granted	2,225,000	250,000
Exercised	-	-
Expired	-	-
Forfeitures	(75,000)	-
Outstanding at September 30	2,500,000	350,000
Exercisable at September 30	143,650	120,737

Options outstanding at September 30, 2015 and June 30, 2015 are as follows:

Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
			Life	Exercise		Exercise
		Options	(Years)	Price	Options	Price
As of	Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)

September 30, 2015	$0.40 to $2.50	2,500,000	9.48	$0.54	143,650	$1.93
June 30, 2015	$1.30 to $2.50	350,000	4.41	$1.96	172,812	$1.94

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 16 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2015 and 2014, the Company paid a company controlled by the President of Moneytech for consulting services $0 and $73,381, respectively. This arrangement was terminated as of January 31, 2015.

Note 17 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three months ended September 30, 2015 and 2014:

INCOME TAX EXPENSE	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	18,465	5,837	-	-	18,465	5,837
Total	$18,465	$5,837	$-	$-	$18,465	$5,837

The following are the components of income before income tax reflected in the Statement of Operations for the three months ended September 30, 2015 and 2014:

COMPONENTS OF INCOME BEFORE INCOME TAX	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Loss before Income tax	$(87,014)	$(109,441)	$(534,822)	$(212,528)	$(621,836)	$(321,969)

Income tax	$18,465	$5,837	$-	$-	$18,465	$5,837
Effective tax rate	(21)%	(5)%	-%	-%	(3)%	(2)%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three months ended September 30, 2015 and 2014:

INCOME TAX RATE RECONCILIATION	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	41%	42%	-%	-%	6%	14%
Research and development grant eligible expenditure	(60)%	(36)%	-%	-%	(8)%	(12)%
Research and development grant eligible amortisation	(44)%	(34)%	-%	-%	(4)%	(14)%
USA losses	-%	-%	(30)%	(30)%	(27)%	(20)%
Other	12%	-%	-%	-%	-%	-%
Tax expenses at actual rate	(21)%	2%	-%	-%	(3)%	(2)%

The following are the components of deferred tax reflected in the Statement of Operations for the three months ended September 30, 2015 and 2014:

COMPONENTS OF DEFERRED TAX EXPENSE	Three months ended		Three months ended		Three months ended
	September 30		September 30		September 30
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$19,328	$37,702	$-	$-	$19,328	$37,702
Doubtful debts reserve	7,453	(13,824)	-	-	7,453	(13,824)
Accruals	(8,316)	(18,041)	-	-	(8,316)	(18,041)
	$18,465	$5,837	$-	$-	$18,465	$5,837

The following are the components of deferred tax reflected in the Balance Sheet As of September 30, 2015 and June 30, 2015:

COMPONENTS OF DEFERRED TAX ASSET	September 30	June 30	September 30	June 30	September 30	June 30
	2015	2015	2015	2015	2015	2015
	Australia		United States		Total
Tax losses carried forward	$782,936	$875,244	$-	$-	$782,936	$875,244
Doubtful debts reserve	151,877	174,008	-	-	151,877	174,008
Accruals	65,797	66,587	-	-	65,797	66,587
	$1,000,609	$1,115,839	$-	$-	$1,000,609	$1,115,839

Deferred tax assets - current	$210,300	$230,400	$-	$-	$210,300	$230,400
Deferred tax assets - non current	790,309	885,439	-	-	790,309	885,439
	$1,000,609	$1,115,839	$-	$-	$1,000,609	$1,115,839

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

As of September 30, 2015, Moneytech had approximately $2,609,785 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of September 30, 2015, Source had federal NOL’s of approximately $15.4 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, for changes in ownership like the merger, Internal Revenue Code section 382 places limitations on the utilization of federal NOL’s generated prior to the change in ownership. As of September 30, 2015 Source had Federal NOL’s of approximately $13 million that were generated prior to the merger and Source may only use approximately $161,500 per year of these NOL’s. As of September 30, 2015 Federal NOL’s of approximately $2,381,237 had been generated subsequent to the merger and are not subject to the Internal Revenue Code section 382 limitation. The deferred tax assets of the US entities at September 30, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

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

The Company expects this performance to continue and as a result the Company commenced recording 37.5% of the accumulated profits to date as income in the year ended June 30, 2015. A gain on equity method investment of $36,479 has been reported in the Statement of Operations and Comprehensive Loss for the three months ended September 30, 2015. As a result of the current period 360 profits the Company has recorded an Investment in equity affiliate of $35,854 in the Balance Sheet as at September 30, 2015.

Note 19 – COMMITMENTS

The Company leases two offices in Australia under renewable operating leases expiring on August 31, 2016 and October 31, 2015.

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 350 square meters of office and operations space pursuant to lease agreements expiring in August 2016.  The annual rent for the premises is AUD $168,725.  During the three months ended we closed our office in on Albany Highway, Victoria Park, Western Australia and have no lease commitments with regard to these premises as of September 30, 2015.

For the three months ended September 30, 2015 and 2014, the aggregate rental expense was USD $32,496 and USD $37,558, respectively.

Future minimum rental payments required under operating leases as of September 30, 2015 are as follows:

Year ended	September 30, 2016	$107,256

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through November 12, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

We provide commercial asset based lending including accounts receivable and trade financing and other financial services to small to medium sized businesses and individuals in Australia through Moneytech Limited and its subsidiaries, Moneytech POS Pty Ltd and mPayments Pty Ltd with a focus on utilizing leading edge technology to deliver these services.

Moneytech commenced operations in 2003 as an Australian based, technology driven, commercial finance company. Since 2005 Moneytech has had a securitized wholesale debt facility (the “Wholesale Facility,” “Receivables Purchase Agreement” or “RPA”) with Westpac, which had an AUD $40 million interim agreed upon limit but which was reduced to AUD $25 million in conjunction with the April, 2015 issuance by the Company of AUD $25 million of its subordinated debt securities. Moneytech Limited has been in operation for over twelve years and has operated profitably in five of the last six years.

The Company issued AUD $25 million of debt securities in a private placement completed in Australia in April 2015. The notes mature in 7 years and have similar conditions, including financial covenants and use of proceeds, to the wholesale facility and are subordinate to that facility. The costs of the Subordinated Note issuance were AUD $998,533 million and the proceeds to the company were AUD $24,001,467 million. The Subordinated Notes bear interest at a rate of 4.65% per annum above the Australian BBSW rate. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The Notes can be redeemed early at increased cost to the Company or at the request of the holder in the event of a change in control.

Moneytech uses the proceeds of the Wholesale Facility and the Subordinated Notes to offer asset based, trade finance or accounts receivable finance and working capital solutions to small and medium enterprises (“SME’s”) throughout Australia.

The advantages to the Company of the issuance of the Subordinated Notes include removing reliance on a single source of funding with the uncertainty of an annual renewal event and the removal of delays associated with wholesale facility approval requirements for new customers. Credit insurance is required and obtained on the same terms as the existing wholesale facility.

The funding provided by the Subordinated Notes provides the Company with the ability to identify and underwrite new customers according to the Companies’ existing policies. The proceeds will allow the Company to expand its commercial asset based lending activities.

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

Our objective is to become a leading provider of commercial lines of credit and financial services, in particular money transfer services, to small and medium businesses, and individuals in Australia.  We seek to differentiate our services by developing and utilizing leading edge technologies to deliver our services.  Moneytech currently provides asset based lines of credit in Australia using funds made available under its RPA with Westpac and from the issuance of its Subordinated Notes. We also provide payment processing (money transfer) solutions in Australia.   We are seeking financing to expand Moneytech’s asset based credit solutions operations in Australia through a combination of organic growth and strategic acquisitions and we are considering introducing those operations in the United States, most likely through a strategic acquisition. We do not have any understandings, commitments or understandings with respect to any acquisitions.

Principal factors affecting result of operations

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

The accounts of Moneytech and its wholly owned subsidiaries are maintained, and its consolidated financial statements are expressed, in Australian dollars.  Such financial statements were translated into United States Dollars to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the date of each balance sheet, stockholders’ equity is translated at the historical rates as of the date of each balance sheet and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended September 30, 2015 (“Q1 2016”) and 2014 (“Q1 2015”) respectively.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

First quarter fiscal 2016 v first quarter fiscal 2015

Set forth below are certain items from our operating statements in our presentation currency, United Stated Dollars (“US$”), for the three months ended September 30, 2015 and 2014:

	For the three months ended		$	%
	September 30		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	$1,249,573	$1,143,170	$106,403	9%
Confirmed capital and credit express	1,050,267	1,027,405	22,862	2%
Interest revenue	530,509	636,817	(106,308)	(17)%
Fees	501,976	388,737	113,239	29%
Other revenue	17,782	1,851	15,931	861%
Payment services	175,512	96,120	79,392	83%
Terminal sales and transactions	135,114	19,195	115,919	604%
Hubbed	31,773	56,451	(24,678)	(44)%
Giftcard program revenue	8,625	20,474	(11,849)	(58)%
Other revenue	23,794	19,645	4,149	21%
360FX customer referral	23,269	18,846	4,423	23%
Foreign exchange	525	530	(5)	(1)%
Other revenue	-	269	(269)	(100)%
Cost of revenue	933,315	816,818	116,497	14%
Confirmed capital and credit express	683,081	605,810	77,271	13%
Interest expense	538,370	457,756	80,614	18%
Account Issuing Expenses	75,332	63,909	11,423	18%
Insurance	58,818	70,147	(11,329)	(16)%
Other	10,561	13,998	(3,437)	(25)%
Payment services	96,511	31,565	64,946	206%
Terminal sales and transactions	89,340	20,903	68,437	327%
Hubbed	5,505	4,516	989	22%
Gift card expenses	1,666	6,146	(4,480)	(73)%
Depreciation and amortization	152,539	179,443	(26,904)	(15)%
Other cost of revenue	1,184	-	1,184	-
Gross profit	316,258	326,352	(10,094)	(3)%
Operating expenses	1,127,014	828,525	298,489
Compensation expenses	747,304	337,124	410,180	122%
Research and development expense	174,217	130,539	43,678	33%
Bad debt expenses	10,244	85,625	(75,381)	(88)%
Bad debts recovered	-	(17,672)	17,672	(100)%
Professional expenses	67,702	85,004	(17,302)	(20)%
Occupancy expenses	66,663	62,523	4,140	7%
Depreciation expense	8,055	18,430	(10,375)	(56)%
General and administration expenses	52,829	126,952	(74,123)	(58)%

Loss from operations	(810,756)	(502,173)	(308,583)	61%
Other income	188,920	180,204	8,716	5%
Loss before income tax	(621,836)	(321,969)	(299,867)	93%
Income tax expense	18,465	5,837	12,628	216%
Net Loss	(640,301)	(327,806)	(312,495)	95%
Other comprehensive loss
Foreign currency translation	(430,459)	(494,802)	64,343	(13)%
Comprehensive loss	$(1,070,760)	$(822,608)	$(248,152)	30%

Revenue

Consolidated revenue from continuing operations for Q1 2016 was approximately $1,249,573, an increase of $106,403 or 9% from our consolidated revenue from continuing operations for Q1 2015 of $1,143,170.  Revenue increased primarily as a result of a $22,862 or 2% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of $79,392 or 83%. An increase in Other revenue of $4,149 or 21% accounts for the remainder.

The increase in Confirmed Capital revenues was attributable to an increase of $113,239 or 29% in Fees and an increase of $15,931 or 861% in Other revenues and was offset by a reduction in interest revenue of $106,308 or 17%. The increase in fee revenue was mainly attributable to an increase of $129,192 in account application fees as we sought to aggressively expand our client base. The decrease in interest revenues was mainly attributed to the deterioration of foreign exchange rates and a reduction in the lines of credit funded. The lines of credit we funded were approximately $42 million during Q1 2016 and $57 million during Q1 2015. The reduction in lines of credit we funded in Q1 2016 was a direct result of the deterioration of foreign exchange rates and defaulted customers which had not been replaced.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues. During the Q1 2016 we sold or leased 100 new terminals to merchants using our new infrastructure. The terminal sales and transactions revenue earned from the new infrastructure amounted to $135,114. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and marketing the new terminals for the full 2016 fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. We also experienced a decrease in Hubbed revenues of $24,678 or 44% and a decrease in Gift card revenues of $11,849 or 58%. The decrease in Hubbed revenues is attributable to the absence of software development revenues of $32,497 following completion of software development activity in fiscal 2015. The gift cards decrease is primarily attributable to lower card activity by our existing customers in Q1 2016.

Other revenue increased $4,149 and this is primarily attributable to a 23% increase in foreign exchange customer referral revenues.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $933,315 in Q1 2016, an increase of $116,497 or 14% from our cost of revenue of $816,818 for Q1 2015.  Costs of revenue increased 14% primarily as a result of increases in Confirmed Capital and Credit Express costs of 13% or $77,271 and increases in Payment Services of 206% or $64,946. A decrease of $26,904 in depreciation and amortization costs accounted for the remainder.

The increase in Confirmed Capital and Credit Express costs is mainly attributable to an increase of 18% or $80,614 in interest expense. Our interest expense increased year over year as a slight decrease in the volume of credit lines funded year to date was offset by fee increases attributable to unused facility fees and the increased cost of funding related to the new Subordinated Notes. The increase in unused facility fee accounted for approximately $11,033 or 14% of the $80,614 increase.

The Payment Services cost increase of $64,946 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers. A slight increase in Hubbed costs of $ $989 and a slight decrease in Gift cards costs of $4,480 was not significant.

Our gross profit from operations, decreased $10,094 from $326,352 in Q1 2015 to $316,258 in Q1 2016.  This was primarily attributable to net interest margin decreases at Confirmed Capital and Credit Express more than offsetting fee revenue increases at Confirmed Capital and Credit Express and terminal revenue increases at Payments Services as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA and Subordinated Notes, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense in Q1 2016 was $10,244, representing a decrease of $75,381 from bad debt expense of $85,625 in Q1 2015. We regularly evaluate the credit quality of our customers and this decrease is attributable to changes in the assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.50% and 1.88% as of September 30, 2015 and 2014, respectively.  The percentage of delinquent balances in our portfolio averaged 1.87% and 1.65% in Q1 2016 and 2015, respectively.  The average collection period in our portfolio was 45 days at September 30, 2015, down from 47 days at September 30, 2014. Bad debts as a percentage of amount funded was 0.02% and 0.10% in Q1 2016 and 2015, respectively.

Our total operating expenses (other than bad debt) increased by $354,198 or 47% from $760,572 in Q1 2015 to $1,116,770 in Q1 2016.  This increase is primarily attributed to compensation costs ($410,180 or 122%) and research and development expense ($43,678 or 33%) and is offset by a decrease in professional expenses ($17,302 or 20%) and a decrease in general and administration expenses of ($74,123 or 58%). The compensation costs increase reflects stock-based compensation awards amounting to $448,000 for services rendered by a director and Chairman and our Chief Executive Officer. These costs are not expected to recur in subsequent quarters of fiscal 2016. The decrease in general and administration expenses is primarily attributable to a decrease in insurance costs in the quarter of $44,207.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA and in connection with the Subordinated Notes, offset by interest income on the cash reserves we are required to maintain under the RPA and the Subordinated Notes, and research and development grants received from the Australian government. In Q1 2016 we accrued AUD $165,000 (USD $119,757) for research grants we expect to receive later this year from the Australian government.

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

Our net loss from operations before tax in Q1 2016 was $621,836, as opposed to a net loss of $321,969 in Q1 2015.  As a result of $18,465 in taxes incurred in Q1 2016, we incurred a net loss after tax in Q1 2016 of $640,301, as compared to net loss after tax in Q1 2015 of $327,806.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable as a result of a decrease in net interest margin and the lines of credit funded as well as the higher overhead associated with operating a listed company.

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

The average AUD/USD exchange rates were 1 to 0.9253 and 1 to 0.7258 in Q1 2015 and Q1 2016, respectively.

The following table reflects the movements in our revenues and cost of revenues in our functional currency, Australian Dollars (“A$”), for the three months ended September 30, 2015 and 2014.

	For the three months ended		A$	%	% Revenue / Cost of
	September 30		Increase	Increase	revenue
	2015	2014	(Decrease)	(Decrease)	move
	AUD	AUD	AUD

Revenue	$1,721,649	$1,235,457	$486,192	39%	39%
Confirmed capital and credit express	1,447,047	1,110,346	336,701	30%	27%
Interest revenue	730,930	688,226	42,704	6%	3%
Fees	691,617	420,120	271,497	65%	22%
Other revenue	24,500	2,000	22,500	1,125%	2%
Payment services	241,819	103,880	137,939	133%	11%
Terminal sales and transactions	186,159	20,744	165,415	797%	13%
Hubbed	43,777	61,009	(17,232)	(28)%	(1)%
Giftcard program revenue	11,883	22,127	(10,244)	(46)%	(1)%
Other revenue	32,783	21,231	11,552	54%	1%
360FX customer referral	32,060	20,367	11,693	57%	1%
Foreign exchange	723	573	150	26%	0%
Other revenue	-	291	(291)	(100)%	(0)%
Cost of revenue	1,285,912	882,760	403,153	46%	46%
Confirmed capital and credit express	941,144	654,717	286,427	44%	32%
Interest expense	741,763	494,711	247,052	50%	28%
Account Issuing Expenses	103,792	69,068	34,724	50%	4%
Insurance	81,038	75,810	5,228	7%	1%
Other	14,551	15,128	(577)	(4)%	(0)%
Payment services	132,972	34,113	98,858	290%	11%
Terminal sales and transactions	123,091	22,590	100,501	445%	11%
Hubbed	7,585	4,881	2,704	55%	0%
Gift card expenses	2,296	6,643	(4,347)	(65)%	(0)%
Depreciation and amortization	210,166	193,929	16,237	8%	2%
Other cost of revenue	1,631	-	1,631	-	0%
Gross profit	$435,737	$352,697	$83,039	24%

Revenue

Consolidated revenue from continuing operations in Q1 2016 was approximately $1,721,649, an increase of $486,192 or 39% from our consolidated revenue from continuing operations in Q1 2015 of $1,235,457.  Revenue increased primarily as a result of a $336,701 or 30% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of $137,939 or 133%. An increase in Other revenue of $11,552 or 54% accounts for the remainder.

The increase in Confirmed Capital revenues was attributable to an increase of $271,497 or 65% in Fees, an increase of $42,704 or 6% in interest revenues and an increase in Other revenues $22,500 or 1,125%. The increase in fee revenue was mainly attributable to an increase of $178,000 in account application fees as we sought to aggressively expand our client base. The increase in interest revenues was attributed to increases in interest rates, which more than offset reductions in the lines of credit we funded. The lines of credit we funded were approximately $58 million during Q1 2016 and $61 million during Q1 2015. The reduction in lines of credit we funded in Q1 2016 was a direct result of defaulted customers which had not been replaced.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues. During Q1 2016 we sold or leased 100 new terminals to merchants using our new infrastructure. The terminal sales and transactions revenue earned from the new infrastructure amounted to $186,159. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and the marketing of our new terminals for the full fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. We also experienced a decrease in Hubbed revenues of $17,232 or 28% and a decrease in Gift card revenues of $10,244 or 46%. The decrease in Hubbed revenues is attributable to the absence of software development revenues of $35,120 following completion of software development activity in fiscal 2015. The gift cards decrease is primarily attributable to lower card activity by our existing customers in Q1 2016.

Other revenue increased $11,552 and this is primarily attributable to a 57% increase in foreign exchange customer referral revenues.

Cost of Revenue; Gross Profit

Cost of revenue from continuing operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $1,285,912 in Q1 2016, an increase of $403,153 or 46% from our cost of revenue of $882,760 in Q1 2015.  Cost of revenue increased 46% primarily as a result of increases in Confirmed Capital and Credit Express costs of 44% or $286,427 and increases in Payment Services of 290% or $98,858. An increase of 8% or $16,237 in depreciation and amortization costs accounted for the remainder.

The increase in Confirmed Capital and Credit Express costs of $286,427 is mainly attributable to an increase of 50% or $247,052 in interest expense, an increase of 50% or $34,724 in fees associated with new accounts costs, an increase in insurance costs of 7% or $5,228, partially offset by a 4% or $577 decrease in other expenses.  Our interest expense increased quarter over quarter as a slight decrease in the volume of credit lines funded year to date was offset by fee increases attributable to unused facility fees and the increased cost of funding related to the Subordinated Notes. The increase in unused facility fee accounted for approximately $15,202 or 6% of the $247,052 increase.

The Payment Services cost increase of $98,858 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers. A slight increase in Hubbed costs of $2,704 and a slight decrease in Gift cards costs of $4,347 was not significant.

Our gross profit from operations, increased $83,039 from $352,697 in Q1 2015 to $435,737 in Q1 2016.  This was primarily attributable to fee revenue increases at Confirmed Capital and Credit Express more than offsetting net interest margin decreases at Confirmed Capital and Credit Express and an increase in terminals deployed by Payments Services as described above.

Comparison of Balance Sheet Data as at September 30, 2015 and June 30, 2015

Set forth below are certain items from our Consolidated Balance Sheet at September 30, 2015 and June 30, 2015:

	September 30	June 30
	2015	2015

Cash and cash equivalents	$7,204,670	$8,075,078
Trade receivables, net	$24,404,534	$19,651,268
Total Assets	$36,784,169	$33,362,460

Wholesale Loan Facility	$12,667,828	$6,052,789
Subordinated notes, net	$16,895,026	$18,471,471
Total Liabilities	$32,954,044	$28,934,821

Total Stockholders’ Equity	$3,830,125	$4,427,639

Trade receivables, net has increased as new customers have utilized their facilities.

The increase in the Wholesale Loan facility reflects increased customer lending.

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

Credit Facilities

Receivable Purchase Agreement

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at September 30, 2015 our borrowing capacity was limited to AUD $25 million and the total amount drawn against the facility was $6,052,789.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 31, 2014. The facility has been renewed until December 31, 2015.

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

Subordinated Notes

In April 2015 we issued AUD $25 million of subordinated notes. The notes mature in 7 years and have similar conditions, including financial covenants and restrictions as to use of proceeds, to the wholesale facility and are subordinate to that facility. The costs of the Subordinated Note issuance were AUD $998,533 and the proceeds to the company were AUD $24,001,467. The Subordinated Notes bear interest at a rate of 4.65% per annum above the Australian BBSW rate. The BBSW rate as of the date of settlement, April 10, 2015, was 2.26% per annum. The Notes can be redeemed early at increased cost to the Company or at the request of the holder in the event of a change in control.

In conjunction with the note issuance, the RPA interim agreed upon facility limit was decreased from AUD $40 million to AUD $25 million as of April 16, 2015 in an effort to reduce our unused facility fees.

Comparison of the Statement of Cash Flows for the three months Ended September 30, 2015 and 2014

Set forth below are certain items from our Statement of Cash Flows for the three months ended September 30, 2015 and 2014:

	For the three months ended
	September 30
	2015	2014
Net cash (used in) provided by operating activities	$(7,722,677)	$(830,204)
Net cash (used in) investing activities	(106,205)	(185,050)
Net cash provided by (used in) financing activities	7,657,079	(2,143,814)
Effect of exchange rate changes on cash and cash equivalents	(698,605)	(589,911)
Net cash (outflow) inflow	$(870,408)	$(3,748,979)

Net cash (used in) operating activities

During the three months ended September 30, 2015, we used approximately $7,722,677 of cash in our operating activities. This reflects our net loss from continuing operations of $640,301 plus $7,082,376 used by changes in operating assets and liabilities and adjustments for non-cash items, principally the increase in our trade receivables of $6,696,447. Cash provided by working capital items decreased primarily as a result of an increase in trade receivables of $6,696,447 due to an increase in new customer funding. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $160,593, subordinated notes costs amortization of $36,237, stock options and shares issued for compensation of $473,246 and gain on equity method investment of $36,479.

During the three months ended September 30, 2014, we used approximately $830,204 of cash in our operating activities. This reflects our net loss from continuing operations of $327,806 plus $502,398 used by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $2,150,114 and decreases in trade payables of $2,774,288 due to a decrease in cash received on customer accounts that was not related to amounts funded by the Company. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $197,872 and stock options of $37,869.

Net cash (used in) investing activities

During the three months ended September 30, 2015, net cash used in investing activities of $106,205 was primarily impacted by $94,921 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the three months ended September 30, 2014, net cash used in investing activities of $185,050 was primarily impacted by $183,553 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

Net cash provided by (used in) financing activities

During the three months ended September 30, 2015, net cash provided by financing activities of $7,657,079 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $7,395,791. Additions to our capital reserve accounts by our customers of $261,288 account for the difference.

During the three months ended September 30, 2014, net cash used in financing activities of $2,143,814 primarily reflects a decrease in our borrowings under the Wholesale Loan Facility of $2,645,463, additions to our capital reserve accounts by our customers of $501,649 accounts for the difference.

Net cash inflow

During the three months ended September 30, 2015 net cash decreased by $870,408 as compared to the three months ended September 30, 2014, where net cash decreased by $3,748,979.

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

	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	Jun 30, 2011	Jun 30, 2012	Jun 30, 2013	Jun 30, 2014	Jun 30, 2015	Jun 30, 2016
	AUD	AUD	AUD	AUD	AUD	AUD
Opening balance	$-	$-	$520,012	$295,145	$34,061	$-
Claims recognised	-	520,012	18,344	37,432	-	-
Claims paid	-	-	(224,866)	(139,717)	(34,061)	-
Claims denied	-	-	(18,344)	(158,800)	-	-
Closing balance	$-	$520,012	$295,145	$34,061	$-	$-

	Claim year 2010	Claim year 2011	Claim year 2012	Claim year 2013	Claim year 2014	Claim year 2015
	AUD	AUD	AUD	AUD	AUD	AUD
Claims submitted	$960,068	$615,720
Policy excess	(500,000)	(500,000)	No claim submitted as credit losses do not exceed the policy
Claims denied	(158,800)	(18,344)	excess of $500,000
Claims paid	(301,268)	(97,376)
Claims in progress	$-	$-	$-	$-	$-	$-

Progression toward the deductible	N/A	N/A	$146,221	$80,674	$348,230	$153,663

1	Claim amounts for claim years 2010 and 2011 were recognized in the 2012 fiscal year. In fiscal year 2011, there was no expectation of a claim for claim year 2010. In fiscal 2012, there was a change in circumstances relating to a debt attributable to claim year 2010 which resulted in a claim becoming possible.
2	Claim years run January 1 to December 31 each year.
3	Claims are not submitted until the policy excess is reached

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

PART II     OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended June 30, 2015 filed on September 17, 2015which are incorporated by reference into this report.

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

SOURCE FINANCIAL, INC.

November 12, 2015	By:	/s/ Hugh Evans
Hugh Evans
Chief Financial Officer (Principal Financial and Accounting Officer)

November 12, 2015	By:	/s/ Brian M. Pullar
Brian M. Pullar
Chief Financial Officer (Principal Financial and Accounting Officer)

