Form 10-Q
period 2015-12-31
SOURCE FINANCIAL, INC.
filed 2016-02-10
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 9, 2016, the Registrant had outstanding 8,791,632 shares of common stock, par value $0.001 per share.

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

ii

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2015	June 30, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,577,606	$8,075,078
Trade receivables, net	27,081,604	19,651,268
Terminal financing receivables, current, net	132,857	111,364
Inventories	117,905	157,144
Deferred tax asset	219,180	230,400
Other current assets	911,846	779,851
TOTAL CURRENT ASSETS	36,040,998	29,005,105

NON-CURRENT ASSETS
Intangible assets, net	2,688,297	2,914,253
Deferred tax asset	765,214	885,383
Property, plant and equipment, net	267,543	326,899
Terminal financing receivables, non-current, net	136,233	172,068
Investment in equity affiliates	43,332	681
Goodwill	55,243	58,071
TOTAL NON-CURRENT ASSETS	3,955,862	4,357,355

TOTAL ASSETS	$39,996,860	$33,362,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$2,206,294	$3,114,185
Wholesale loan facility	14,429,910	6,052,789
Cash reserve	1,819,559	1,257,984
TOTAL CURRENT LIABILITIES	18,455,763	10,424,958

NON-CURRENT LIABILITIES
Subordinated notes, net	17,644,901	18,471,471
Shareholder's loan	36,523	38,392
TOTAL NON-CURRENT LIABILITIES	17,681,424	18,509,863

TOTAL LIABILITIES	36,137,187	28,934,821

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized, designated as Series B Preferred stock, 5,000 issued and outstanding at December 31, 2015 and June 30, 2015.	50	50
Common Stock, $0.001 par value, 12,000,000 shares authorized, 8,791,632 and 7,671,632 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	8,792	7,672
Additional paid-in capital	15,744,883	15,170,976
Other accumulated comprehensive loss	(2,359,430)	(2,115,049)
Accumulated deficit	(9,534,622)	(8,636,010)
TOTAL STOCKHOLDERS' EQUITY	3,859,673	4,427,639

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,996,860	$33,362,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$1,303,628	$1,135,870	$2,553,201	$2,279,040
Cost of revenue	839,197	675,154	1,772,512	1,491,972
Gross profit	464,431	460,716	780,689	787,068

Operating Expenses
Compensation expenses	406,325	279,662	1,153,629	616,786
Research and development expense	216,102	200,851	390,319	331,390
Bad debt expenses	62,490	(21,955)	72,734	63,670
Bad debts recovered	-	(127,539)	-	(145,211)
Professional expenses	37,683	141,252	105,385	226,256
Occupancy expenses	60,488	52,960	127,151	115,483
Depreciation expense	7,680	15,891	15,735	34,321
General and administration expenses	90,884	83,947	143,713	210,899
Total operating expenses	881,652	625,069	2,008,666	1,453,594
Loss from operations	(417,221)	(164,353)	(1,227,977)	(666,526)

Other Income (Expense)
Research and development grant	129,747	128,148	249,504	280,823
Interest income	45,061	23,916	82,710	53,908
Gain on equity method investment	5,773	-	42,252	-
Other income (expense)	36,136	(1,908)	31,171	(4,371)
Total Other Income	216,717	150,156	405,637	330,360

Loss from operations before income taxes	(200,504)	(14,197)	(822,340)	(336,166)

Provision for income taxes	57,807	125,392	76,272	131,229

Net loss	(258,311)	(139,589)	(898,612)	(467,395)

Other comprehensive income / (loss)
Foreign currency translation	186,078	(403,911)	(244,381)	(898,713)

Comprehensive loss	$(72,233)	$(543,500)	$(1,142,993)	$(1,366,108)

Net loss per share
Basic and Diluted:	$(0.029)	$(0.018)	$(0.108)	$(0.061)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	8,791,632	7,671,632	8,359,458	7,671,632
Diluted	8,791,632	7,671,632	8,359,458	7,671,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2015

(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2015	7,671,632	$7,672	5,000	$50	$15,170,976	$(2,115,049)	$(8,636,010)	$4,427,639

Issuance of stock options	-	-	-	-	127,027	-	-	127,027

Stock-based compensation	1,120,000	1,120	-	-	446,880	-	-	448,000

Net loss for the six months ended December 31, 2015	-	-	-	-	-	(244,381)	(898,612)	(1,142,993)

Balance December 31, 2015	8,791,632	$8,792	5,000	$50	$15,744,883	$(2,359,430)	$(9,534,622)	$3,859,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	December 31, 2015	December 31, 2014

Net loss	$(898,612)	$(467,395)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	321,612	384,958
Subordinated notes costs amortization	72,214	-
Stock options issued for compensation	127,026	75,738
Stock-based compensation	448,000	-
Gain on equity method investment	(42,252)	-

(Increase) decrease in assets:
Trade receivables, net	(8,302,360)	2,753,876
Inventories	31,266	(2,016)
Deferred tax asset	76,272	131,295
Financing receivables	533	-
Other assets	(161,883)	(277,394)
(Decrease) increase in current liabilities:
Trade payables	(780,129)	(985,816)
Net cash (used in) provided by operating activities	(9,108,313)	1,613,246

Cash flows from investing activities
Purchase of property, plant and equipment	(12,091)	(11,643)
Development of intangible assets	(183,338)	(309,762)
Net cash used in investing activities	(195,429)	(321,405)

Cash flows from financing activities
Wholesale loan facility, net	8,584,046	(3,144,779)
Capital Reserve	616,528	391,946
Net cash provided by (used in) financing activities	9,200,574	(2,752,833)

Effect of exchange rate changes on cash and cash equivalents	(394,304)	(1,270,640)
Net decrease in cash and cash equivalents	(497,472)	(2,731,632)
Cash and cash equivalents at beginning of period	8,075,078	10,730,743

Cash and cash equivalents at the end of the period	$7,577,606	$7,999,111

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$1,105,289	$866,325

Supplemental schedule of non-cash financing activities:
Issuance of stock-based compensation	$448,000	$-
Issuance of stock options	$127,026	$75,738

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended June 30, 2015.  Current and future financial statements may not be directly comparable to the Company’s historical financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Exchange (Loss) Gain

During the three and six months ended December 31, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Contingencies

Loss contingencies, including litigation related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item. No amount for loss was recorded as of December 31, 2015 and 2014.

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

Bad Debt Insurance

As a condition of the RPA (see Note 10) and Subordinated Notes (see Note 12), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties.  Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company.  This policy is renewed annually.  A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met.  The amount recorded as a receivable is offset against bad debt expense. As of December 31, 2015 and June 30, 2015 the Company had no insurance claim receivables.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2015 and June 30, 2015, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of December 31, 2015 and June 30, 2015, Property, Plant & Equipment consisted of the following:

	December 31	June 30
	2015	2015
Office equipment	$28,758	$30,230
Furniture and fixtures	184,383	193,822
Terminals	43,268	45,483
Computers and software	1,132,187	1,177,253
Accumulated Depreciation	(1,121,053)	(1,119,889)
	$267,543	$326,899

For the three and six months ended December 31, 2015 and 2014, depreciation expense consisted of the following:

	Three months ended		Six months ended
	December 31		December 31
	2015	2014	2015	2014
Depreciation, cost of revenue	$21,712	$26,334	$44,017	$55,464
Depreciation, operating	7,680	15,891	15,735	34,321
Total depreciation expense	$29,392	$42,225	$59,752	$89,785

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

As of December 31, 2015 and June 30, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31, 2015 and 2014:

	Three months ended		Six months ended
	December 31	December 31	December 31	December 31
	2015	2014	2015	2014

Net loss	$(258,311)	$(139,589)	$(898,612)	$(467,395)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	8,791,632	7,671,632	8,359,458	7,671,632
Dilutive effect of stock options	-	-	-	-
Diluted	8,791,632	7,671,632	8,359,458	7,671,632

Net loss per share
Basic and diluted:	$(0.029)	$(0.018)	$(0.108)	$(0.061)

Options to purchase up to 156,148 and 139,484 shares of common stock were anti-dilutive during the three and six months ended December 31, 2015 and 2014 respectively.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test.  In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment.  In the first step, we determine the fair value of our reporting unit.  If the net book value of our reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. An impairment charge is recognized only if the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2015.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and six months ended December 31, 2015 that we believe would have a material impact on our financial position or results of operations.

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

As of December 31, 2015 and June 30, 2015, trade receivables consist of the following:

	December 31	June 30
	2015	2015
Trade receivables	$27,625,145	$20,231,293
Allowance for bad debt	(543,541)	(580,025)
Total trade receivables, net	$27,081,604	$19,651,268

AGE ANALYSIS OF PAST DUE TRADE RECEIVABLES	December 31	June 30
	2015	2015

1 - 30 Days Past Due	$795,810	$665,728
31 - 60 Days Past Due	255,917	86,328
Greater than 60 Days Past Due	1,577,387	916,106
Total Past Due	2,629,114	1,668,162
Current	24,996,031	18,563,131
Total Trade Receivables	$27,625,145	$20,231,293
Recorded Investment > 60 Days and accruing	$1,016,290	$268,375

ALLOWANCE FOR DOUBTFUL DEBTS	Six months ended	Six months ended
	December 31	December 31
	2015	2014

Allowance for doubtful debts
Beginning balance	$580,025	703,402
Charge-offs	(74,998)	(13,329)
Recoveries	-	-
Provision	66,843	67,842
Other comprehensive income (fx differences)	(28,329)	(95,309)
Ending balance	$543,541	$662,606

Ending balance - individually evaluated for impairment	$506,047	$636,485
Ending balance - collectively evaluated for impairment	$37,494	$26,121

Reconciliation to bad debts expense in the Statement of Operations

Provision	$66,843	$67,842
Other bad debt expenses / credits not reflected in provision	5,891	(4,172)
Bad debts expense per Statement of Operations	$72,734	$63,670

Bad debt expenses not reflected in the provision include direct costs associated with pursuing an overdue receivable. If these costs are recovered they result in a credit.

TRADE RECEIVABLE BALANCES ASSESSED FOR IMPAIRMENT	December 31	June 30
	2015	2015

Ending balance	$27,625,145	$20,231,293
Ending balance - individually evaluated for impairment	$820,380	$639,279
Ending balance - collectively evaluated for impairment	$26,084,765	$19,592,014

TRADE RECEIVABLES ON A NON ACCRUAL BASIS	December 31	June 30
	2015	2015

Trade receivables	$820,380	$639,279
Total Financing Receivables	$820,380	$639,279

IMPAIRED LOANS	December 31, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$820,380	$608,630	$506,047	$558,460	$26,914
	$820,380	$608,630	$506,047	$558,460	$26,914
Total
Trade receivables	$820,380	$608,630	$506,047	$558,460	$26,914
	$820,380	$608,630	$506,047	$558,460	$26,914

IMPAIRED LOANS	June 30, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$639,279	$441,661	$552,180	$756,900	$8,478
Total
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$639,279	$441,661	$552,180	$756,900	$8,478

Note 4 – TERMINAL FINANCING RECEIVABLES, NET

The Company, as lessor, entered into terminal lease agreements, which were recorded as sales type leases, during the three and six months ended December 31, 2015. The following are balances due as of December 31, 2015 and June 30, 2015. The leases require monthly payments, have a term of 30 months and bear interest at an effective rate of 12.49% per annum.

	December 31	June 30
	2015	2015
Current	$132,857	$111,364
Non-current	136,233	172,068
	$269,090	$283,432

Terminal financing receivables repayments schedule.

Years ending:
December 31, 2016	$132,857
December 31, 2017	128,910
December 31, 2018	7,323
$269,090

Note 5 – INVENTORY

Inventory consists of the following as of December 31, 2015 and June 30, 2015:

	December 31	June 30
	2015	2015
Terminals	$105,288	$146,650
Prepaid gift cards or other	12,617	10,494
	$117,905	$157,144

Note 6 – OTHER ASSETS

Other assets consist of the following as of December 31, 2015 and June 30, 2015:

	December 31	June 30
	2015	2015
Research & development grant receivable	$780,305	$555,289
Prepayment	19,777	53,561
Other assets	111,764	171,001
	$911,846	$779,851

Note 7 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2015 and June 30, 2015:

	December 31	June 30
	2015	2015
Moneytech and mPayments software	$5,773,332	$5,874,178
Accumulated amortization	(3,085,035)	(2,959,925)
	$2,688,297	$2,914,253

Amortization expense of $132,093 and $145,095 was included in cost of revenues for the three months ended December 31, 2015 and 2014, respectively and amortization expense of $261,860 and $295,173 was included in cost of revenues for the six months ended December 31, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from December 31, 2015 is estimated to be:

Years ending December 31,
2016	$536,946
2017	536,946
2018	536,946
2019	536,946
2020	536,946
Thereafter	3,567
Total	$2,688,297

Note 8 – GOODWILL

As of December 31, 2015 and June 30, 2015, the Goodwill was comprised of the following:

	December 31	June 30
	2015	2015
Acquisition cost of Moneytech POS Pty Ltd.	$78,540	$82,560
Fixed assets received	(43,754)	(45,994)
Liability assumed	20,457	21,505
Acquisition cost assigned to goodwill	$55,243	$58,071

Note 9 – TRADE AND OTHER PAYABLES

As of December 31, 2015 and June 30, 2015, trade and other payables consist of the following:

	December 31	June 30
	2015	2015
Trade payables	$1,020,723	$1,923,404
Accrued consulting costs	561,073	561,073
Employee benefits	222,677	245,159
Other liabilities	401,821	384,549
Total payables	$2,206,294	$3,114,185

Note 10 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	December 31	June 30
	2015	2015
Wholesale loan facility	$14,429,910	$6,052,789
Cash reserve from customers	1,819,559	1,257,984
	$16,249,469	$7,310,773

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$25 million as of December 31, 2015 and June 30, 2015. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was December 1, 2015. The facility has been renewed until December 31, 2016 subject to documentation and pricing. The pricing review is expected to be completed by March 31, 2016. Interest expense charged to cost of revenue related to the loan for the three ended December 31, 2015 and 2014 was USD $207,115 and USD $408,569, respectively, and for the six months ended December 31, 2015 and 2014 was USD $374,613 and USD $866,325, respectively.

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

Note 11 – SHAREHOLDER’S LOAN

	December 31	June 30
	2015	2015
Shareholder's loan	$36,523	$38,392

The Company has a loan payable in the amount of AUD$50,000 to a shareholder.  The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 12 – SUBORDINATED NOTES, NET

	December 31	June 30
	2015	2015
Subordinated notes issued	$18,265,000	$19,200,000
Issuance costs	(729,528)	(766,873)
Subordinated notes, net proceeds	$17,535,472	$18,433,127
Issuance costs amortised	109,429	38,344
Subordinated notes, net	$17,644,901	$18,471,471

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

	Three months ended		Six months ended
	December 31		December 31
	2015	2014	2015	2014
Issuance costs amortized during the year	$35,977	$-	$72,214	$-
Interest paid during the year	323,826	-	658,462	-
Reported as Interest expense in cost of revenue	$359,803	$-	$730,676	$-

Interest expense charged to cost of revenue related to the notes for the three and six months ended December 31, 2015 was $359,803 and $730,676 respectively.

Note 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01. Of the 10,000 shares, 5,000 were designated shares of Series B Preferred Stock of which 5,000 shares were issued and outstanding as of December 31, 2015 and June 30, 2015 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company had 12,000,000 shares and 50,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of December 31, 2015 and June 30, 2015 after giving effect to the change in authorized shares discussed below. All authorized shares have been retroactively restated for the reduction in both periods presented. There were 8,791,632 and 7,671,632 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively.

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

On September 9, 2015 the Board of Directors awarded an Officer 960,000 and a Director 160,000 restricted shares at a fair value of $0.40 per share, totaling $448,000.

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

The Company recorded $101,781and $37,869 option expense in the three months ended December 31, 2015 and 2014, respectively and $127,026 and $75,738 option expense in the six months ended December 31, 2015 and 2014, respectively.

The following is a summary of the activity in the six months ended December 31, 2015 and 2014.

	Six months ended
	December 31	December 31
	2015	2014
Outstanding at July 1	350,000	350,000
Granted	2,225,000	-
Exercised	-	-
Expired	-	-
Forfeitures	(75,000)	-
Outstanding at December 31	2,500,000	350,000
Exercisable at December 31	156,148	139,484

Options outstanding at December 31, 2015 and June 30, 2015 are as follows:

Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
			Life	Exercise		Exercise
		Options	(Years)	Price	Options	Price
As of	Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)

December 31, 2015	$0.40 to $2.50	2,500,000	9.23	$0.54	156,148	$1.93
June 30, 2015	$1.30 to $2.50	350,000	4.41	$1.96	172,812	$1.94

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 16 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2015 and 2014, the Company paid a company controlled by the President of Moneytech for consulting services $0 and $43,267 (three months ended), respectively, and $0 and $122,572 (six months ended), respectively. This arrangement was terminated as of January 31, 2015.

During the three and six months ended December 31, 2015, the Company paid one non-executive director a referral fee related to the FIIG subordinated note issuance of approximately $39,212.

Note 17 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three months and six months ended December 31, 2015 and 2014:

INCOME TAX EXPENSE	Three months ended		Three months ended		Three months ended
	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	57,807	125,392	-	-	57,807	125,392
Total	$57,807	$125,392	$-	$-	$57,807	$125,392

INCOME TAX EXPENSE	Six months ended		Six months ended		Six months ended
	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	76,272	131,229	-	-	76,272	131,229
Total	$76,272	$131,229	$-	$-	$76,272	$131,229

The following are the components of income before income tax reflected in the Statement of Operations for the three and six months ended December 31, 2015 and 2014:

COMPONENTS OF	Three months ended		Three months ended		Three months ended
INCOME BEFORE INCOME	December 31		December 31		December 31
TAX	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
(Loss) income before Income tax	$(20,499)	$199,739	$(180,005)	$(213,936)	$(200,504)	$(14,197)
Income tax	$57,807	$125,392	$-	$-	$57,807	$125,392
Effective tax rate	(282)%	63%	-%	-%	(29)%	(883)%

COMPONENTS OF	Six months ended		Six months ended		Six months ended
INCOME BEFORE INCOME	December 31		December 31		December 31
TAX	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
(Loss) income before Income tax	$(107,513)	$90,298	$(714,827)	$(426,464)	$(822,340)	$(336,166)
Income tax	$76,272	$131,229	$-	$-	$76,272	$131,229
Effective tax rate	(71)%	145%	-%	-%	(9)%	(39)%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and six months ended December 31, 2015 and 2014:

INCOME TAX RATE	Three months ended		Three months ended		Three months ended
RECONCILIATION	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	191%	(20)%	-%	-%	19%	283%
Research and development grant eligible expenditure	(317)%	31%	-%	-%	(32)%	(434)%
Research and development grant eligible amortisation	(192)%	22%	-%	-%	(20)%	(318)%
USA losses	-%	-%	(30)%	(30)%	(27)%	(452)%
Other	6%	-%	-%	-%	1%	8%
Tax expenses at actual rate	(282)%	63%	-%	-%	(29)%	(883)%

INCOME TAX RATE	Six months ended		Six months ended		Six months ended
RECONCILIATION	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	70%	(92)%	-%	-%	9%	25%
Research and development grant eligible expenditure	(109)%	109%	-%	-%	(14)%	(30)%
Research and development grant eligible amortisation	(73)%	98%	-%	-%	(10)%	(26)%
USA losses	-%	-%	(30)%	(30)%	(25)%	(38)%
Other	11%	-%	-%	-%	1%	-%
Tax expenses at actual rate	(71)%	145%	-%	-%	(9)%	(39)%

The following are the components of deferred tax reflected in the Statement of Operations for the three and six months ended December 31, 2015 and 2014:

COMPONENTS OF DEFERRED	Three months ended		Three months ended		Three months ended
TAX EXPENSE	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$45,990	$115,531	$-	$-	$45,990	$115,531
Doubtful debts reserve	(5,007)	(2,530)	-	-	(5,007)	(2,530)
Accruals	16,824	12,391	-	-	16,824	12,391
	$57,807	$125,392	$-	$-	$57,807	$125,392

COMPONENTS OF DEFERRED	Six months ended		Six months ended		Six months ended
TAX EXPENSE	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Tax losses carried forward	$65,318	$153,233	$-	$-	$65,318	$153,233
Doubtful debts reserve	2,446	(16,354)	-	-	2,446	(16,354)
Accruals	8,508	(5,650)	-	-	8,508	(5,650)
	$76,272	$131,229	$-	$-	$76,272	$131,229

The following are the components of deferred tax reflected in the Balance Sheet As of December 31, 2015 and June 30, 2015:

COMPONENTS OF	December 31	June 30	December 31	June 30	December 31	June 30
DEFERRED TAX ASSET	2015	2015	2015	2015	2015	2015
	Australia		United States		Total
Tax losses carried forward	$766,583	$875,244	$-	$-	$766,583	$875,244
Doubtful debts reserve	163,063	174,008	-	-	163,063	174,008
Accruals	54,749	66,587	-	-	54,749	66,587
	$984,394	$1,115,839	$-	$-	$984,394	$1,115,839

Deferred tax assets - current	$219,180	$230,400	$-	$-	$219,180	$230,400
Deferred tax assets - non current	765,214	885,439	-	-	765,214	885,439
	$984,394	$1,115,839	$-	$-	$984,394	$1,115,839

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

As of December 31, 2015, Moneytech had approximately $2,555,277 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of December 31, 2015, Source had federal NOL’s of approximately $15.6 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, for changes in ownership like the merger, Internal Revenue Code section 382 places limitations on the utilization of federal NOL’s generated prior to the change in ownership. As of December 31, 2015 Source had Federal NOL’s of approximately $13 million that were generated prior to the merger and Source may only use approximately $161,500 per year of these NOL’s. As of December 31, 2015 Federal NOL’s of approximately $2,6 million had been generated subsequent to the merger and are not subject to the Internal Revenue Code section 382 limitation. The deferred tax assets of the US entities at December 31, 2015 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

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

The Company expects this performance to continue and as a result the Company commenced recording 37.5% of the accumulated profits to date as income in the year ended June 30, 2015. A gain on equity method investment of $42,252 has been reported in the Statement of Operations and Comprehensive Loss for the six months ended December 30, 2015. As a result of the current period 360 profits the Company has recorded an Investment in equity affiliate of $43,332 in the Balance Sheet as at December 31, 2015.

Note 19 – COMMITMENTS

The Company leases one office in Australia under a renewable operating lease expiring on August 31, 2016.

Our corporate Australian headquarters are located at Level6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 350 square meters of office and operations space pursuant to lease agreements expiring in August 2016.  The annual rent for the premises is AUD $168,725.  During the six months ended we closed our office on Albany Highway, Victoria Park, Western Australia and have no lease commitments with regard to these premises as of December 31, 2015.

For the three and six months ended December 31, 2015 and 2014, the aggregate rental expense was USD $32,206 and USD $31,514 (three months), respectively and USD $63,720 and USD $69,072 (six months), respectively.

Future minimum rental payments required under operating leases as of December 31, 2015 are as follows:

Year ended December 31, 2016	$82,180

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through February 9, 2016 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

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

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended December 31, 2015 (“Q2 2016”) and 2014 (“Q2 2015”) respectively.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Second quarter fiscal 2016 v second quarter fiscal 2015

Set forth below are certain items from our operating statements in our presentation currency, United Stated Dollars (“US$”), for the three months ended December 31, 2015 and 2014:

	For the three months ended		$	%
	December 31		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	1,303,628	1,135,870	167,758	15%
Confirmed capital and credit express	1,137,870	1,038,632	99,238	10%
Interest revenue	632,006	693,370	(61,364)	(9)%
Fees	505,928	343,101	162,827	47%
Other revenue	(64)	2,161	(2,225)	(103)%
Payment services	142,188	69,838	72,350	104%
Terminal sales and transactions	94,045	18,201	75,844	417%
Hubbed	36,735	29,873	6,862	23%
Giftcard program revenue	11,408	21,764	(10,356)	(48)%
Other revenue	23,570	27,400	(3,830)	(14)%
360FX customer referral	22,562	27,222	(4,660)	(17)%
Foreign exchange	668	187	481	257%
Other revenue	340	(9)	349	(3,878)%

Cost of revenue	839,197	675,154	164,043	24%
Confirmed capital and credit express	619,817	480,433	139,384	29%
Interest expense	566,918	408,570	158,348	39%
Account Issuing Expenses	28,827	40,155	(11,328)	(28)%
Insurance	3,703	30,663	(26,960)	(88)%
Other	20,369	1,045	19,324	1,849%
Payment services	64,546	23,527	41,019	174%
Terminal sales and transactions	56,938	11,027	45,911	416%
Hubbed	5,298	7,551	(2,253)	-
Gift card expenses	2,310	4,949	(2,639)	(53)%
Depreciation and amortization	153,338	171,194	(17,856)	(10)%
Other cost of revenue	1,496	-	1,496	-
Gross profit	464,431	460,716	3,715	1%

Operating expenses	881,652	625,069	256,583
Compensation expenses	406,325	279,662	126,663	45%
Research and development expense	216,102	200,851	15,251	8%
Bad debt expenses	62,490	(21,955)	84,445	(385)%
Bad debts recovered	-	(127,539)	127,539	(100)%
Professional expenses	37,683	141,252	(103,569)	(73)%
Occupancy expenses	60,488	52,960	7,528	14%
Depreciation expense	7,680	15,891	(8,211)	(52)%
General and administration expenses	90,884	83,947	6,937	8%
Loss from operations	(417,221)	(164,353)	(252,868)	154%
Other income	216,717	150,156	66,561	44%
Loss before income tax	(200,504)	(14,197)	(186,307)	1,312%
Income tax expense	57,807	125,392	(67,585)	(54)%
Net loss	(258,311)	(139,589)	(118,722)	85%
Other comprehensive income / (loss)
Foreign currency translation	186,078	(403,911)	589,989	(146)%
Comprehensive loss	(72,233)	(543,500)	471,267	(87)%

Revenue

Consolidated revenue from operations for Q2 2016 was approximately $1,303,268, an increase of $167,758 or 15% from our consolidated revenue from operations for Q2 0215 of $1,135,870.  Revenue increased primarily as a result of a $99,238 or 10% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of $72,350 or 104%. A decrease in Other revenue of $3,830 or 14% accounts for the remainder.

The increase in Confirmed Capital revenues was attributable to an increase of $162,827 or 47% in Fees offset by a decrease of $61,364 or 9% in interest revenues and a reduction in other revenue of $2,225 or 103%. The increase in fee revenue was mainly attributable to an increase of $56,029 in merchant service fees as new customers utilized their facilities, an increase in transaction fees of $62,026 in transaction fees related to the set-up of an account management structure for a large corporate client and an increase of $54,516 in dishonor fees as two customers entered administration during the quarter. The decrease in interest revenues was mainly attributed to the deterioration of foreign exchange rates. The lines of credit we funded were approximately $46 million during Q2 2016 and $43 million during Q2 2015. The slight increase in the lines of credit we funded in Q2 2016 was a direct result of the deterioration of foreign exchange rates and does not reflect the aggressive expansion of our customer base.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues of $75,844 or 417%, an increase in Hubbed revenues of $6,282 or 23%, offset by a decrease in gift card revenues of $10,356 or 48%. Terminal transaction revenues increased as new terminals are used more actively than old terminals. We did not provide any new terminals to customers during the quarter. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and marketing the new terminals for the full 2016 fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. The increase in Hubbed revenues is attributable to increases in the monthly account fees charged as more newsagents used our services. The gift cards decrease is primarily attributable to lower card activity by our existing customers in Q2 2016.

Other revenue decreased $3,830 and this is primarily attributable to a deterioration in foreign exchange rates.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $839,197 in Q2 2016, an increase of $164,043 or 24% from our cost of revenue of $675,154 for Q2 2015.  Costs of revenue increased 24% primarily as a result of increases in Confirmed Capital and Credit Express costs of 29% or $139,384 and increases in Payment Services of 174% or $41,019. A decrease of $17,856 in depreciation and amortization costs and an increase of $1,496 in Other costs of revenue accounted for the remainder.

The increase in Confirmed Capital and Credit Express costs of $139,384 is mainly attributable to an increase of 39% or $158,348 in interest expense, an increase of 1,849% or $19,324 in Other fees, partially offset by a decrease in insurance costs of 88% or $26,960 and a decrease in the costs associated with new accounts of 28% of $11,328.  Our interest expense increased quarter over quarter as the volume of credit lines funded increased and our cost of funding increased as a result of the issue of the Subordinated Notes. The insurance costs decrease is attributable to the receipt of a no claim bonus and turnover based premium adjustment of $28,639.

The Payment Services cost increase of $41,019 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers of $45,911 or 416%. Transaction costs increased as new terminals are used more actively than old terminals. Slight decreases in Hubbed costs of $2,253 and Gift cards costs of $2,639 accounted for the remainder.

Our gross profit from operations, increased $3,715 from $460,716 in Q2 2015 to $464,431 in Q2 2016.  This was primarily attributable to fee revenue increases at Confirmed Capital and Credit Express and an increase in the number of transactions conducted on the new terminals deployed by Payments Services as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA and Subordinated Notes, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense in Q2 2016 was $62,490, representing an increase of $84,445 from bad debt expense reversal of $21,955 in Q2 2015. The increase in bad debt expense is mainly attributable to two customers entering administration during the quarter. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.50% and 2.02% as of December 31, 2015 and 2014, respectively.  The percentage of delinquent balances in our portfolio averaged 1.87% and 1.96% in Q2 2016 and 2015, respectively.  The average collection period in our portfolio was 48 days at December 31, 2015, up from 46 days at December 31, 2014. Bad debts as a percentage of amount funded was 0.14% and 0.03% in Q2 2016 and 2015, respectively.

Our total operating expenses (other than bad debt) increased by $44,599 or 6% from $774,563 in Q2 2015 to $819,162 in Q2 2016.  This increase is primarily attributed to compensation costs ($126,663 or 45%) and research and development expense ($15,251 or 8%) and is offset by a decrease in professional expenses ($103,659 or 73%). There were also slight changes in Occupancy (increase $7,528), Depreciation (decrease $8,211) and General and administration costs (increase $6,937). The compensation costs increase reflects stock option compensation awards for services rendered by our directors and employees that vested for the first time during the quarter amounting to $127,026. These costs are expected to recur in subsequent quarters of fiscal 2016. The decrease in professional expenses reflects the reduction in legal and accounting fees associated with the completion of the registration statement and withdrawal of the S1 in Q3 fiscal 2015.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA and in connection with the Subordinated Notes, offset by interest income on the cash reserves we are required to maintain under the RPA and the Subordinated Notes, and research and development grants received from the Australian government. In Q2 2016 we accrued AUD $180,000 (USD $129,747) for research grants we expect to receive later this year from the Australian government.

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

Our net loss from operations before tax in Q2 2016 was $200,504, as opposed to a net loss of $14,197 in Q2 2015.  As a result of $57,807 in taxes incurred in Q2 2016, we incurred a net loss after tax in Q2 2016 of $258,311, as compared to net loss after tax in Q2 2015 of $139,589.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable as a result of a decrease in net interest margin, an increase in bad debts and an increase in non-cash stock based compensation.

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

The average AUD/USD exchange rates were 1 to 0.8916 and 1 to 0.7232 in Q2 2015 and 2016, respectively.

The following table reflects the movements in our revenues and cost of revenues in our functional currency, Australian Dollars (“A$”), for the three months ended December 31, 2015 and 2014.

	For the three months ended December 31		a$ Increase	% Increase	% Revenue / Cost of revenue
	2015	2014	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	1,808,774	1,320,955	487,819	37%	37%

Confirmed capital and credit express	1,578,587	1,207,138	371,449	31%	28%
Interest revenue	876,532	803,851	72,681	9%	6%
Fees	702,055	400,787	301,268	75%	23%
Other revenue	-	2,500	(2,500)	(100)%	(0)%
Payment services	197,477	82,277	115,200	140%	9%
Terminal sales and transactions	130,709	25,033	105,676	422%	8%
Hubbed	50,951	31,992	18,959	59%	1%
Giftcard program revenue	15,817	25,252	(9,435)	(37)%	(1)%
Other revenue	32,710	31,540	1,170	4%	0%
360FX customer referral	31,313	31,308	5	0%	0%
Foreign exchange	927	232	695	300%	0%
Other revenue	470	-	470	-	0%

Cost of revenue	1,165,018	790,793	374,225	47%	47%

Confirmed capital and credit express	860,432	563,728	296,704	53%	38%
Interest expense	786,569	477,050	309,519	65%	39%
Account Issuing Expenses	40,233	47,662	(7,429)	(16)%	(1)%
Insurance	5,413	37,270	(31,858)	(85)%	(4)%
Other	28,217	1,746	26,472	1,516%	3%
Payment services	89,729	27,684	62,045	224%	8%
Terminal sales and transactions	79,174	9,393	69,781	743%	9%
Hubbed	7,353	12,489	(5,136)	(41)%	(1)%
Gift card expenses	3,202	5,802	(2,601)	(45)%	(0)%
Depreciation and amortization	212,783	199,382	13,401	7%	2%
Other cost of revenue	2,074	-	2,074	-	0%

Gross profit	643,756	530,162	113,594	21%

Revenue

Consolidated revenue from operations in Q2 2016 was approximately A$1,808,774, an increase of A$487,819 or 37% from our consolidated revenue from operations in Q2 2015 of A$1,320,955.  Revenue increased primarily as a result of an A$371,449 or 31% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of A$115,200 or 140%. An increase in Other revenue of A$1,170 or 4% accounts for the remainder.

The increase in Confirmed Capital revenues was attributable to an increase of A$301,268 or 75% in Fees, an increase of A$72,681 or 9% in interest revenues offset by a slight decrease in Other revenues of A$2,500 or 100%. The increase in fee revenue was mainly attributable to an increase of A$122,764 in merchant service fees as new customers utilized their facilities, an increase of A$86,075 in transaction fees related to the set-up of an account management structure for a large corporate client and A$75,382 in dishonor fees as two customers entered administration during the quarter. The increase in interest revenues was attributed to increases in the lines of credit we funded. The lines of credit we funded were approximately A$64 million during Q2 2016 and A$49 million during Q2 2015. The increase in lines of credit we funded in Q2 2016 was the result of the aggressive expansion of our customer base.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues of A$105,676 or 422%, an increase in Hubbed revenues off A$18,959 or 59%, offset by a decrease in gift card revenues of A$9,435 or 37%. Terminal transaction revenues increased as new terminals are used more actively than old terminals. We did not provide any new terminals to customers during the quarter. The increase in Hubbed revenues is attributable to increases in the monthly account fees charged as more newsagents used our services. The gift cards decrease is primarily attributable to lower card activity by our existing customers in Q2 2016.

Other revenue movements were negligible during the quarter.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $1,165,018 in Q2 2016, an increase of A$374,225 or 47% from our cost of revenue of A$790,793 in Q2 2015.  Cost of revenue increased 47% primarily as a result of increases in Confirmed Capital and Credit Express costs of 53% or A$296,704 and increases in Payment Services of 224% or $62,045. An increase of 7% or A$13,401 in depreciation and amortization costs and an increase in other costs of A$2,074 accounted for the remainder.

The increase in Confirmed Capital and Credit Express costs of A$296,704 is mainly attributable to an increase of 65% or A$309,519 in interest expense, an increase of 1,516% or A$26,472 in Other fees, partially offset by a decrease in insurance costs of 85% or A$31,858 and a decrease in the costs associated with new accounts of 16% or A$7,429.  Our interest expense increased quarter over quarter as the volume of credit lines funded increased and our cost of funding increased as a result of the issue of the Subordinated Notes. The insurance costs decrease is attributable to the receipt of a no claim bonus and turnover based premium adjustment of A$39,600.

The Payment Services cost increase of A$62,045 is primarily attributable to an increase in transaction costs of the new terminals deployed to Mpos customers. Transaction costs increased as new terminals are used more actively than old terminals. Slight decreases in Hubbed costs of A$5,136 and Gift cards costs of $2,601 accounted for the remainder.

Our gross profit from operations, increased $113,594 from $530,612 in Q2 2015 to $643,756 in Q2 2016.  This was primarily attributable to fee revenue increases at Confirmed Capital and Credit Express and an increase in the number of transactions conducted on the new terminals deployed by Payments Services as described above.

Year to date fiscal 2016 v year to date fiscal 2015

Set forth below are certain items from our operating statements in our presentation currency, United Stated Dollars (“US$”), for the six months ended December 31, 2015 and 2014:

	For the six months ended		$	%
	December 31		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	$2,553,201	$2,279,040	$274,161	12%

Confirmed capital and credit express	2,188,137	2,066,037	122,100	6%
Interest revenue	1,162,515	1,330,187	(167,672)	(13)%
Fees	1,007,904	731,838	276,066	38%
Other revenue	17,718	4,012	13,706	342%
Payment services	317,700	165,958	151,742	91%
Terminal sales and transactions	229,159	37,396	191,763	513%
Hubbed	68,508	86,324	(17,816)	(21)%
Giftcard program revenue	20,033	42,238	(22,205)	(53)%
Other revenue	47,364	47,045	319	1%
360FX customer referral	45,831	46,068	(237)	(1)%
Foreign exchange	1,193	717	476	66%
Other revenue	340	260	80	31%
Cost of revenue	1,772,512	1,491,972	280,540	19%

Confirmed capital and credit express	1,302,898	1,086,243	216,655	20%
Interest expense	1,105,288	866,326	238,962	28%
Account Issuing Expenses	104,159	104,064	95	0%
Insurance	62,521	100,810	(38,289)	(38)%
Other	30,930	15,043	15,887	106%
Payment services	161,057	55,092	105,965	192%
Terminal sales and transactions	146,278	31,930	114,348	358%
Hubbed	10,803	12,067	(1,264)	(10)%
Gift card expenses	3,976	11,095	(7,119)	(64)%
Depreciation and amortization	305,877	350,637	(44,760)	(13)%
Other cost of revenue	2,680	-	2,680	-
Gross profit	780,689	787,068	(6,379)	(1)%

Operating expenses	2,008,666	1,453,594	555,072
Compensation expenses	1,153,629	616,786	536,843	87%
Research and development expense	390,319	331,390	58,929	18%
Bad debt expenses	72,734	63,670	9,064	14%
Bad debts recovered	-	(145,211)	145,211	(100)%
Professional expenses	105,385	226,256	(120,871)	(53)%
Occupancy expenses	127,151	115,483	11,668	10%
Depreciation expense	15,735	34,321	(18,586)	(54)%
General and administration expenses	143,713	210,899	(67,186)	(32)%
Loss from operations	(1,227,977)	(666,526)	(561,451)	84%

Other income	405,637	330,360	75,277	23%

Loss before income tax	(822,340)	(336,166)	(486,174)	145%

Income tax expense	76,272	131,229	(54,957)	(42)%

Net Loss	(898,612)	(467,395)	(431,217)	92%

Other comprehensive loss
Foreign currency translation	(244,381)	(898,713)	654,332	(73)%
Comprehensive loss	$(1,142,993)	$(1,366,108)	$223,115	(16)%

Revenue

Consolidated revenue from operations in the six months ended December 31, 2016 was approximately $2,553,201, an increase of $274,161 or 12% from our consolidated revenue from operations in the six months ended December 31, 2015 of $2,279,040.  Revenue increased primarily as a result of a $122,100 or 6% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of $151,742 or 91%. An increase in Other revenue of $319 or 1% accounts for the remainder.

The increase in Confirmed Capital revenues was attributable to an increase of $276,066 or 38% in Fees, an increase in Other revenues of $13,706 or 342%, partially offset by a decrease of $167,672 or 13% in interest revenues. The increase in fees is primarily attributable to an increase of $139,032 in account application fees as we aggressively expanded our customer base, an increase of $99,260 in merchant service fees as new customers utilized their facilities, an increase of $62,249 in transaction fees related to the set-up of an account management structure for a large corporate client and approximately $54,516 in dishonor fees as two customers entered administration during the six months ended December 31, 2015. The decrease in interest revenues was attributable to the deterioration in foreign exchange rates. The lines of credit we funded were approximately $98 million during the six months ended December 31, 2015 2016 and $88 million during the six months ended December 31, 2015.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues. During the six months ended December 31, 2016 we sold or leased 100 new terminals to merchants using our new infrastructure. The terminal sales and transactions revenue earned from the new infrastructure amounted to $191,763. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and the marketing of our new terminals for the full fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. We also experienced a decrease in Hubbed revenues of $17,816 or 21% and a decrease in Gift card revenues of $22,205 or 53%. The decrease in Hubbed revenues is attributable to the deterioration in foreign exchange rates in fiscal 2016. The gift cards decrease is primarily attributable to lower card activity by our existing customers in the six months ended December 31, 2016.

Movements in other revenue were not significant.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $1,772,512 in the six months ended December 31, 2015, an increase of $280,540 or 19% from our cost of revenue of $1,491,972 in the six months ended December 31, 2014.  Cost of revenue increased 19% primarily as a result of increases in Confirmed Capital and Credit Express costs of 20% or $216,655 and increases in Payment Services of 192% or $105,965. A decrease of 13% or $44,760 in depreciation and amortization costs and an increase in other costs of $2,680 accounted for the remainder.

The increase in Confirmed Capital and Credit Express costs of $216,655 is mainly attributable to an increase of 28% or $238,962 in interest expense, a slight increase of $95 in fees associated with new accounts costs, an increase of 106% or $15,887 in other expenses, partially offset by, a decrease in insurance costs of 38% or $38,289.  Our interest expense increased YTD over YTD as foreign exchange rate related decreases in the volume of credit lines funded was more than offset by and increases in our cost of funding as a result of the issue of the Subordinated Notes.

The Payment Services cost increase of $105,965 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers as well as the costs of transactions undertaken on those terminals. Transaction costs increased as new terminals are used more actively than old terminals. Slight decreases in Hubbed costs of $1,264 and Gift cards costs of $7,119 accounted for the remainder.

Our gross profit from operations, decreased $6,379 from $787,068 in the six months ended December 31, 2014 to $780,689 in the six months ended December 31, 2015.  This was primarily attributable to the deterioration in the foreign exchange rate offsetting fee revenue increases at Confirmed Capital and Credit Express and an increase in new terminals deployed using our new infrastructure in Payments Services as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA and Subordinated Notes, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense in the six months ended December 31, 2016 was $72,734, representing an increase of $9,064 from bad debt expense of $63,670 in the six months ended December 31, 2015. Bad debts recovered decreased $145,211 during the quarter and this is attributable to the isolated nature of the recovery made in the six months ended December 31, 2014. We regularly evaluate the credit quality of our customers and this decrease is attributable to changes in the assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.50% and 2.02% as of December 31, 2015 and 2014, respectively.  The percentage of delinquent balances in our portfolio averaged 1.87% and 1.81% in the six months ended December 31, 2016 and 2015, respectively.  The average collection period in our portfolio was 48 days at December 31, 2015, down from 46 days at December 31, 2014. Bad debts as a percentage of amount funded was 0.08% and 0.07% in the six months ended December 31, 2016 and 2015, respectively.

Our total operating expenses (other than bad debt) increased by $400,797 or 26% from $1,535,135 in the six months ended December 31, 2014 to $1,935,932 in the six months ended December 31, 2015.  This increase is primarily attributed to compensation costs ($536,843 or 87%) and research and development expense ($58,929 or 18%) and is offset by a decrease in professional expenses ($120,871 or 53%) and a decrease in general and administration expenses of ($67,186 or 32%). The compensation costs increase reflects stock ($448,000) and option ($127,026) based compensation awards amounting to $575,027 for services rendered by directors and employees. The decrease in general and administration expenses is primarily attributable to a decrease in insurance costs of $44,207.

Other Income; Provision for income taxes; net (loss) income

To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA and in connection with the Subordinated Notes, offset by interest income on the cash reserves we are required to maintain under the RPA and the Subordinated Notes, and research and development grants received from the Australian government. In the six months ended December 31, 2016 we accrued AUD 345,000 (USD $249,504) for research grants we expect to receive later this year from the Australian government.

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

Our net loss from operations before tax in the six months ended December 31, 2015 was $822,340, as opposed to a net loss of $336,166 in the six months ended December 31, 2014.  As a result of $76,272 in taxes incurred in the six months ended December 31, 2016, we incurred a net loss after tax in the six months ended December 31, 2015 of $898,612, as compared to net loss after tax in the six months ended December 31, 2014 of $467,395.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable as a result of a decrease in net interest margin, an increase in bad debts and an increase in non-cash stock based compensation.

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

The average AUD/USD exchange rates were 1 to 0.8915 and 1 to 0.7232 in the six months ended December 31, 2015 and 2016, respectively.

The following table reflects the movements in our revenues and cost of revenues in our functional currency, Australian Dollars (“A$”), for the six months ended December 31, 2015 and 2014.

	For the six months ended December 31		A$ Increase	% Increase	% Revenue / Cost of revenue
	2015	2014	(Decrease)	(Decrease)	move
	AUD	AUD	AUD
Revenue	$3,530,423	$2,556,412	$974,011	38%	38%

Confirmed capital and credit express	3,025,634	2,317,484	708,150	31%	28%
Interest revenue	1,607,462	1,492,077	115,385	8%	5%
Fees	1,393,672	820,907	572,765	70%	22%
Other revenue	24,500	4,500	20,000	444%	1%
Payment services	439,296	186,157	253,139	136%	10%
Terminal sales and transactions	316,868	45,777	271,091	592%	11%
Hubbed	94,728	93,001	1,727	2%	0%
Giftcard program revenue	27,700	47,379	(19,679)	(42)%	(1)%
Other revenue	65,493	52,771	12,722	24%	0%
360FX customer referral	63,373	51,675	11,698	23%	0%
Foreign exchange	1,650	805	845	105%	0%
Other revenue	470	291	179	62%	0%

Cost of revenue	2,450,930	1,673,553	777,378	46%	46%

Confirmed capital and credit express	1,801,576	1,218,445	583,131	48%	35%
Interest expense	1,528,332	971,761	556,571	57%	33%
Account Issuing Expenses	144,025	116,730	27,295	23%	2%
Insurance	86,451	113,080	(26,629)	(24)%	(2)%
Other	42,768	16,874	25,894	153%	2%
Payment services	222,700	61,797	160,903	260%	10%
Terminal sales and transactions	202,265	31,983	170,283	532%	10%
Hubbed	14,938	17,369	(2,432)	(14)%	(0)%
Gift card expenses	5,498	12,445	(6,947)	(56)%	(0)%
Depreciation and amortization	422,949	393,311	29,638	8%	2%
Other cost of revenue	3,705	-	3,705	-	0%
Gross profit	$1,079,493	$882,859	$196,633	22%

Revenue

Consolidated revenue from operations in the six months ended December 31, 2016 was approximately A$3,530,423, an increase of A$974,011 or 38% from our consolidated revenue from operations in the six months ended December 31, 2015 of A$2,556,412.  Revenue increased primarily as a result of an A$708,150 or 31% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of A$253,139 or 136%. An increase in Other revenue of A$12,722 or 24% accounts for the remainder.

The increase in Confirmed Capital revenues was attributable to an increase of A$572,765 or 70% in Fees, an increase of A$115,385 or 8% in interest revenues and an increase in Other revenues of A$20,000 or 444%. The increase in fees is primarily attributable to an increase of A$192,500 in account application fees as we aggressively expanded our customer base, an increase of A$122,764 in merchant service fees as new customers utilized their facilities, an increase of A$86,075 in transaction fees related to the set-up of an account management structure for a large corporate client and A$75,382 in dishonor fees as two customers entered administration during the quarter. The increase in interest revenues was attributable to increases in the lines of credit we funded. The lines of credit we funded were approximately A$122 million during the six months ended December 31, 2015 2016 and A$110 million during the six months ended December 31, 2015.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues. During the six months ended December 31, 2016 we sold or leased 100 new terminals to merchants using our new infrastructure. The terminal sales and transactions revenue earned from the new infrastructure amounted to A$316,868. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and the marketing of our new terminals for the full fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. We also experienced a slight increase in Hubbed revenues of A$1,727 or 2% and a decrease in Gift card revenues of A$19,679 or 42%. Hubbed revenues remained stable as the absence of software development revenues of A$35,120 following completion of software development activity in fiscal 2015 was offset by increased account monthly fee revenue of A$34,413 over the six months ended December 31, 2015. The gift cards decrease is primarily attributable to lower card activity by our existing customers in the six months ended December 31, 2016.

Other revenue increased A$12,722 and this is primarily attributable to a 23% increase in foreign exchange customer referral revenues.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was A$2,450,930 in the six months ended December 31, 2016, an increase of A$777,378 or 46% from our cost of revenue of A$1,673,553 in the six months ended December 31, 2015.  Cost of revenue increased 46% primarily as a result of increases in Confirmed Capital and Credit Express costs of 48% or A$583,131 and increases in Payment Services of 260% or A$160,903. An increase of 8% or A$29,638 in depreciation and amortization costs and an increase in other costs of A$3,705accounted for the remainder.

The increase in Confirmed Capital and Credit Express costs of A$583,131 is mainly attributable to an increase of 57% or A$556,571 in interest expense, an increase of 23% or A$27,295 in fees associated with new accounts costs, an increase of 153% or A$25,894 in other expenses, partially offset by, a decrease in insurance costs of 24% or A$26,629.  Our interest expense increased YTD over YTD as the volume of credit lines funded increased and our cost of funding increased as a result of the issue of the Subordinated Notes.

The Payment Services cost increase of A$160,903 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers as well as the costs of transactions undertaken on those terminals. Transaction costs increased as new terminals are used more actively than old terminals. Slight decreases in Hubbed costs of A$2,432 and Gift cards costs ofA$6,947 accounted for the remainder.

Our gross profit from operations, increased A$196,633 from A$882,859 in the six months ended December 31, 2014 to A$1,079,493 in the six months ended December 31, 2015.  This was primarily attributable to fee revenue increases at Confirmed Capital and Credit Express and an increase in new terminals deployed using our new infrastructure in Payments Services as described above.

Comparison of Balance Sheet Data as at December 31, 2015 and June 30, 2015

Set forth below are certain items from our Consolidated Balance Sheet at December 31, 2015 and June 30, 2015:

	December 31	June 30
	2015	2015

Cash and cash equivalents	$7,577,606	$8,075,078
Trade receivables, net	$27,081,604	$19,651,268
Total Assets	$39,996,860	$33,362,460

Wholesale Loan Facility	$14,429,910	$6,052,789
Subordinated notes, net	$17,644,901	$18,471,471
Total Liabilities	$36,137,187	$28,934,821

Total Stockholder's Equity	$3,859,673	$4,427,639

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

Credit Facilities

Receivable Purchase Agreement

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at December 31, 2015 our borrowing capacity was limited to AUD $25 million and the total amount drawn against the facility was $14,429,910.  The agreement is renewed annually on an agreed anniversary date, the latest of which was December 1, 2015. The facility has been renewed until December 31, 2016 subject to documentation and pricing.

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

Comparison of the Statement of Cash Flows for the six months ended December 31, 2015 and 2014

Set forth below are certain items from our Statement of Cash Flows for the six months ended December 31, 2015 and 2014:

	For the six months ended
	December 31
	2015	2014
Net cash (used in) provided by operating activities	$(9,108,313)	$1,613,246
Net cash (used in) investing activities	(195,429)	(321,405)
Net cash provided by (used in) financing activities	9,200,574	(2,752,833)
Effect of exchange rate changes on cash and cash equivalents	(394,304)	(1,270,640)
Net cash (outflow) inflow	$(497,472)	$(2,731,632)

Net cash (used in) operating activities

During the six months ended December 31, 2015, we used approximately $9,108,313 of cash in our operating activities. This reflects our net loss from operations of $898,612 plus $8,209,701 used by changes in operating assets and liabilities and adjustments for non-cash items, principally the increase in our trade receivables of $8,302,360. The increase in trade receivables is due to an increase in new customer funding. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $321,612, subordinated notes costs amortization of $72,214, stock options and shares issued for compensation of $575,026 and gain on equity method investment of $42,252.

During the six months ended December 31, 2014, we provided approximately $1,613,246 of cash in our operating activities. This reflects our net loss from operations of $467,395 plus $2,080,641 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $2,753,876 and decreases in trade payables of $985,816 due to a decrease in cash received on customer accounts that was not related to amounts funded by the Company. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $384,958 and stock options of $75,738.

Net cash (used in) investing activities

During the six months ended December 31, 2015, net cash used in investing activities of $195,429 was primarily impacted by $183,338 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the six months ended December 31, 2014, net cash used in investing activities of $321,405 was primarily impacted by $309,762 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

Net cash provided by (used in) financing activities

During the six months ended December 31, 2015, net cash provided by financing activities of $9,200,574 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $8,584,046. Additions to our capital reserve accounts by our customers of $616,528 account for the difference.

During the six months ended December 31, 2014, net cash used in financing activities of $2,752,833 primarily reflects a decrease in our borrowings under the Wholesale Loan Facility of $3,144,779, additions to our capital reserve accounts by our customers of $391,946 accounts for the difference.

Net cash inflow

During the six months ended December 31, 2015 net cash decreased by $497,472 as compared to the six months ended December 31, 2014, where net cash decreased by $2,731,632.

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

	Fiscal year	Fiscal year
	Jun 30, 2015	Jun 30, 2016
	AUD	AUD
Opening balance	$34,061	$-
Claims recognised	-	-
Claims paid	(34,061)	-
Claims denied	-	-
Closing balance	$-	$-

	Claim year 2014	Claim year 2015
	AUD	AUD
Claims submitted
Policy excess	No claim submitted as credit losses do
Claims denied	not exceed the policy excess of $500,000
Claims paid
Claims in progress	$-	$-
Progression toward the deductible	$348,230	$264,429

1. Claim years run January 1 to December 31 each year.

2. Claims are not submitted until the policy excess is reached.

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

Exchange (Loss) Gain

During the three months and six months ended December 31, 2015 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

SOURCE FINANCIAL, INC.

February 9, 2016	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

February 9, 2016	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)

