Form 10-Q
period 2016-03-31
SOURCE FINANCIAL, INC.
filed 2016-05-13
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2016, the Registrant had outstanding 8,791,632 shares of common stock, par value $0.001 per share.

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

PART I     FINANCIAL INFORMATION

Item 1. Financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2016	June 30, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,866,380	$8,075,078
Trade receivables, net	25,747,607	19,651,268
Terminal financing receivables, current, net	143,398	111,364
Inventories	68,865	157,144
Deferred tax asset	229,710	230,400
Other current assets	1,129,101	779,851
TOTAL CURRENT ASSETS	35,185,061	29,005,105

NON-CURRENT ASSETS
Intangible assets, net	2,762,607	2,914,253
Deferred tax asset	784,627	885,383
Property, plant and equipment, net	251,486	326,899
Terminal financing receivables, non-current, net	105,331	172,068
Investment in equity affiliates	57,987	681
Goodwill	57,897	58,071
TOTAL NON-CURRENT ASSETS	4,019,935	4,357,355

TOTAL ASSETS	$39,204,996	$33,362,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$3,122,889	$3,114,185
Wholesale loan facility	11,769,992	6,052,789
Cash reserve	1,924,083	1,257,984
TOTAL CURRENT LIABILITIES	16,816,964	10,424,958

NON-CURRENT LIABILITIES
Subordinated notes, net	18,530,839	18,471,471
Shareholder's loan	38,277	38,392
TOTAL NON-CURRENT LIABILITIES	18,569,116	18,509,863

TOTAL LIABILITIES	35,386,080	28,934,821

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized, designated as Series B Preferred stock, 5,000 issued and outstanding at March 31, 2016 and June 30, 2015	50	50
Common Stock, $0.001 par value, 12,000,000 shares authorized, 8,791,632 and 7,671,632 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	8,792	7,672
Additional paid-in capital	15,846,664	15,170,976
Other accumulated comprehensive loss	(2,161,153)	(2,115,049)
Accumulated deficit	(9,875,437)	(8,636,010)
TOTAL STOCKHOLDERS' EQUITY	3,818,916	4,427,639

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,204,996	$33,362,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue	$1,190,093	$1,145,224	$3,743,294	$3,424,264
Cost of revenue	949,901	814,451	2,722,413	2,306,423
Gross profit	240,192	330,773	1,020,881	1,117,841

Operating Expenses
Compensation expenses	292,968	396,799	1,446,597	1,013,585
Research and development expense	225,983	192,028	616,302	523,418
Bad debt expenses	20,944	7,762	93,678	71,432
Bad debts recovered	-	854	-	(144,357)
Professional expenses	92,461	(6,159)	197,846	220,097
Occupancy expenses	52,109	52,870	179,260	168,353
Depreciation expense	7,610	13,148	23,345	47,469
General and administration expenses	71,641	153,519	215,354	364,418
Total operating expenses	763,716	810,821	2,772,382	2,264,415
Loss from operations	(523,524)	(480,048)	(1,751,501)	(1,146,574)

Other Income (Expense)
Research and development grant	147,926	143,188	397,430	424,011
Interest income	45,182	20,321	127,892	74,229
Gain on equity method investment	11,830	12,380	54,082	12,380
Other income (expense)	(5,918)	(5,693)	25,253	(10,064)
Total Other Income	199,020	170,196	604,657	500,556

Loss from operations before income taxes	(324,504)	(309,852)	(1,146,844)	(646,018)

Provision for income taxes	16,311	(13,702)	92,583	117,527

Net loss	(340,815)	(296,150)	(1,239,427)	(763,545)

Other comprehensive income / (loss)
Foreign currency translation	198,277	(387,006)	(46,104)	(1,285,719)

Comprehensive loss	$(142,538)	$(683,156)	$(1,285,531)	$(2,049,264)

Net loss per share
Basic and Diluted:	$(0.039)	$(0.039)	$(0.146)	$(0.100)

Weighted average number of shares used in computing basic and diluted net (loss) per share:

Basic	8,791,632	7,671,632	8,502,468	7,671,632
Diluted	8,791,632	7,671,632	8,502,468	7,671,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance June 30, 2015	7,671,632	$7,672	5,000	$50	$15,170,976	$(2,115,049)	$(8,636,010)	$4,427,639

Issuance of stock options	-	-	-	-	228,808	-	-	228,808

Stock-based compensation	1,120,000	1,120	-	-	446,880	-	-	448,000

Net loss for the nine months ended March 31, 2016	-	-	-	-	-	(46,104)	(1,239,427)	(1,285,531)

Balance March 31, 2016	8,791,632	$8,792	5,000	$50	$15,846,664	$(2,161,153)	$(9,875,437)	$3,818,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	March 31, 2016	March 31, 2015

Net loss	$(1,239,427)	$(763,545)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	484,647	559,091
Subordinated notes costs amortization	108,231	-
Stock options issued for compensation	228,807	113,607
Stock-based compensation	448,000	-
Gain on equity method investment	(54,082)	(12,380)

(Increase) decrease in assets:
Trade receivables, net	(5,808,725)	1,840,830
Inventories	82,865	(260,495)
Deferred tax asset	92,582	117,590
Financing receivables	31,948	(205,752)
Other assets	(325,648)	114,892
(Decrease) increase in current liabilities:
Trade payables	11,553	(3,447,850)
Net cash used in operating activities	(5,939,249)	(1,944,012)

Cash flows from investing activities
Purchase of property, plant and equipment	(12,081)	(46,719)
Development of intangible assets	(267,449)	(421,991)
Net cash used in investing activities	(279,530)	(468,710)

Cash flows from financing activities
Wholesale loan facility, net	5,412,498	(2,200,295)
Capital Reserve	632,161	530,367
Net cash provided by (used in) financing activities	6,044,659	(1,669,928)

Effect of exchange rate changes on cash and cash equivalents	(34,578)	(1,587,348)
Net decrease in cash and cash equivalents	(208,698)	(5,669,998)
Cash and cash equivalents at beginning of period	8,075,078	10,730,743
Cash and cash equivalents at the end of the period	$7,866,380	$5,060,745

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$1,672,713	$1,225,492

Supplemental schedule of non-cash financing activities:
Issuance of stock-based compensation	$448,000	$-
Issuance of stock options	$228,807	$113,607

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended June 30, 2015. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Exchange (Loss) Gain

During the three and nine months ended March 31, 2016 and 2015, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Contingencies

Loss contingencies, including litigation related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable. Legal fees related to litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item. No amount for loss was recorded as of March 31, 2016 and 2015.

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

Bad Debt Insurance

As a condition of the RPA (see Note 10) and Subordinated Notes (see Note 12), Moneytech maintains credit insurance on the receivables due Moneytech from its customers or their counterparties. Pursuant to this policy, Moneytech would bear the first $500,000 of aggregate losses incurred due to defaults in any calendar year, after which any bad debt losses are reimbursed by the insurance company. This policy is renewed annually. A receivable from the insurance company is recognized when the criteria set forth in the policy, inclusive of bad debt expenses in excess of $500,000 in any year, are met. The amount recorded as a receivable is offset against bad debt expense. As of March 31, 2016 and June 30, 2015 the Company had no insurance claim receivables.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2016 and June 30, 2015, inventory only consisted of finished goods.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

As of March 31, 2016 and June 30, 2015, Property, Plant & Equipment consisted of the following:

	March 31	June 30
	2016	2015
Office equipment	$30,139	$30,230
Furniture and fixtures	193,241	193,822
Terminals	45,347	45,483
Computers and software	1,186,581	1,177,253
Accumulated Depreciation	(1,203,822)	(1,119,889)
	$251,486	$326,899

For the three and nine months ended March 31, 2016 and 2015, depreciation expense consisted of the following:

	Three months ended		Nine months ended
	March 31		March 31
	2016	2015	2016	2015
Depreciation, cost of revenue	$21,520	$24,221	$65,537	$79,684
Depreciation, operating	7,610	13,148	23,345	47,469
Total depreciation expense	$29,130	$37,369	$88,882	$127,153

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

As of March 31, 2016 and June 30, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31, 2016 and 2015:

	Three months ended		Nine months ended
	March 31	March 31	March 31	March 31
	2016	2015	2016	2015

Net loss	$(340,815)	$(296,150)	$(1,239,427)	$(763,545)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	8,791,632	7,671,632	8,502,468	7,671,632
Dilutive effect of stock options	-	-	-	-
Diluted	8,791,632	7,671,632	8,502,468	7,671,632

Net loss per share
Basic and diluted:	$(0.039)	$(0.039)	$(0.146)	$(0.100)

Options to purchase up to 762,112 shares and 158,231 shares of common stock were anti-dilutive during the three and nine months ended March 31, 2016 and 2015 respectively.

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

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of March 31, 2016.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and nine months ended March 31, 2016 that we believe would have a material impact on our financial position or results of operations.

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

As of March 31, 2016 and June 30, 2015, trade receivables consist of the following:

	March 31	June 30
	2016	2015
Trade receivables	$26,236,468	$20,231,293
Allowance for bad debt	(488,861)	(580,025)
Total trade receivables, net	$25,747,607	$19,651,268

AGE ANALYSIS OF PAST DUE TRADE RECEIVABLES

	March 31 2016	June 30 2015

1 - 30 Days Past Due	$2,209,340	$665,728
31 - 60 Days Past Due	585,568	86,328
Greater than 60 Days Past Due	2,043,915	916,106
Total Past Due	4,838,823	1,668,162
Current	21,397,645	18,563,131
Total Trade Receivables	$26,236,468	$20,231,293
Recorded Investment > 60 Days and accruing	$143,363	$268,375

ALLOWANCE FOR DOUBTFUL DEBTS

	Nine months ended	Nine months ended
	March 31	March 31
	2016	2015

Allowance for doubtful debts
Beginning balance	$580,025	703,402
Charge-offs	(154,715)	(23,721)
Recoveries	-	-
Provision	70,322	66,046
Other comprehensive income (fx differences)	(6,771)	(137,998)
Ending balance	$488,861	$607,729

Ending balance - individually evaluated for impairment	$449,565	$583,417
Ending balance - collectively evaluated for impairment	$39,296	$24,312

Reconciliation to bad debts expense in the Statement of Operations

Provision	$70,322	$66,046
Other bad debt expenses / credits not reflected in provision	23,356	5,386
Bad debts expense per Statement of Operations	$93,678	$71,432

Bad debt expenses not reflected in the provision include direct costs associated with pursuing an overdue receivable. If these costs are recovered they result in a credit.

TRADE RECEIVABLE BALANCES ASSESSED FOR IMPAIRMENT

	March 31	June 30
	2016	2015

Ending balance	$26,236,468	$20,231,293
Ending balance - individually evaluated for impairment	$1,540,456	$639,279
Ending balance - collectively evaluated for impairment	$24,696,012	$19,592,014

TRADE RECEIVABLES ON A NON ACCRUAL BASIS

	March 31	June 30
	2016	2015

Trade receivables	$1,540,456	$639,279
Total Financing Receivables	$1,540,456	$639,279

IMPAIRED LOANS

	March 31, 2016
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$1,540,456	$1,320,307	$449,565	$855,680	$17,627
	$1,540,456	$1,320,307	$449,565	$855,680	$17,627
Total
Trade receivables	$1,540,456	$1,320,307	$449,565	$855,680	$17,627
	$1,540,456	$1,320,307	$449,565	$855,680	$17,627

IMPAIRED LOANS

	June 30, 2015
	Recorded Investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognised

With no allowance recorded
Trade receivables	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
With an allowance recorded
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$639,279	$441,661	$552,180	$756,900	$8,478
Total
Trade receivables	$639,279	$441,661	$552,180	$756,900	$8,478
	$639,279	$441,661	$552,180	$756,900	$8,478

Note 4 – TERMINAL FINANCING RECEIVABLES, NET

The Company, as lessor, entered into terminal lease agreements, which were recorded as sales type leases, during the three and nine months ended March 31, 2016. The following are balances due as of March 31, 2016 and June 30, 2015. The leases require monthly payments, have a term of 30 months and bear interest at an effective rate of 12.49% per annum.

	March 31	June 30
	2016	2015
Current	$143,398	$111,364
Non-current	105,331	172,068
	$248,729	$283,432

Terminal financing receivables repayments schedule.

Years ending:
March 31, 2017	$143,398
March 31, 2018	105,331
$248,729

Note 5 – INVENTORY

Inventory consists of the following as of March 31, 2016 and June 30, 2015:

	March 31	June 30
	2016	2015
Terminals	$53,101	$146,650
Prepaid gift cards or other	15,764	10,494
	$68,865	$157,144

Note 6 – OTHER ASSETS

Other assets consist of the following as of March 31, 2016 and June 30, 2015:

	March 31	June 30
	2016	2015
Research & development grant receivable	$974,761	$555,289
Prepayment	16,707	53,561
Other assets	137,633	171,001
	$1,129,101	$779,851

Note 7 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2016 and June 30, 2015:

	March 31	June 30
	2016	2015
Moneytech and mPayments software	$6,139,988	$5,874,178
Accumulated amortization	(3,377,381)	(2,959,925)
	$2,762,607	$2,914,253

Amortization expense of $133,906 and $136,766 was included in cost of revenues for the three months ended March 31, 2016 and 2015, respectively and amortization expense of $395,765 and $431,938 was included in cost of revenues for the nine months ended March 31, 2016 and 2015, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from March 31, 2016 is estimated to be:

Years ending March 31,
2017	$536,946
2018	536,946
2019	536,946
2020	536,946
2021	536,946
Thereafter	77,877
Total	$2,762,607

Note 8 – GOODWILL

As of March 31, 2016 and June 30, 2015, the Goodwill was comprised of the following:

	March 31	June 30
	2016	2015
Acquisition cost of Moneytech POS Pty Ltd.	$82,313	$82,560
Fixed assets received	(45,856)	(45,994)
Liability assumed	21,440	21,505
Acquisition cost assigned to goodwill	$57,897	$58,071

Note 9 – TRADE AND OTHER PAYABLES

As of March 31, 2016 and June 30, 2015, trade and other payables consist of the following:

	March 31	June 30
	2016	2015
Trade payables	$1,941,427	$1,923,404
Accrued consulting costs	561,073	561,073
Employee benefits	191,786	245,159
Other liabilities	428,603	384,549
Total payables	$3,122,889	$3,114,185

Note 10 – LINE OF CREDIT AND CASH RESERVE LIABILITIES

	March 31	June 30
	2016	2015
Wholesale loan facility	$11,769,992	$6,052,789
Cash reserve from customers	1,924,083	1,257,984
	$13,694,075	$7,310,773

Wholesale Loan Facility

The Company had a secured line of credit under a Receivables Purchase Agreement (“RPA”) with a bank in Sydney Australia for up to AUD$25 million as of March 31, 2016 and June 30, 2015. The line of credit is secured mainly by trade receivables. Interest is charged at the bank’s reserve rate plus an agreed upon margin from the bank. The agreement is renewed annually on an agreed anniversary date, the latest of which was March 31, 2016. The facility has been renewed until December 31, 2016. Interest expense charged to cost of revenue related to the loan for the three months ended March 31, 2016 and 2015 was USD $205,505 and USD $359,167, respectively, and for the nine months ended March 31, 2016 and 2015 was USD $580,118 and USD $1,225,492, respectively.

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

Note 11 – SHAREHOLDER’S LOAN

	March 31	June 30
	2016	2015
Shareholder's loan	$38,277	$38,392

The Company has a loan payable in the amount of AUD$50,000 to a shareholder. The loan is due and payable on September 30, 2017. Interest of 8% is only payable if Moneytech has positive retained earnings at the time of repayment.

Note 12 – SUBORDINATED NOTES, NET

	March 31	June 30
	2016	2015
Subordinated notes issued	$19,142,500	$19,200,000
Issuance costs	(764,577)	(766,873)
Subordinated notes, net proceeds	$18,377,923	$18,433,127
Issuance costs amortised	152,916	38,344
Subordinated notes, net	$18,530,839	$18,471,471

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

	Three months ended		Nine months ended
	March 31		March 31
	2016	2015	2016	2015
Issuance costs amortized during the period	$36,018	$-	$108,232	$-
Interest paid during the period	325,900	-	984,362	-
Reported as interest expense in cost of revenue	$361,918	$-	$1,092,594	$-

Interest expense charged to cost of revenue related to the notes for the three and nine months ended March 31, 2016 was $361,918 and $1,092,594 respectively.

Note 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01. Of the 10,000 shares, 5,000 were designated shares of Series B Preferred Stock of which 5,000 shares were issued and outstanding as of March 31, 2016 and June 30, 2015 (the “Series B Preferred Shares”). Under the terms of the Series B Preferred Stock Certificate of Designation, the holder(s) of the Series B Preferred Shares have the right, until June 30, 2018, to (A) elect the majority of the Company’s Board of Directors and (B) vote on all other matters to come before the holders of common stock (the “Common Stock”) with each vote per share of Series B Preferred Stock equal to 1,000 shares of Common Stock.

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

Common Stock

The Company had 12,000,000 shares of Common Stock authorized, each having a par value of $0.001, as of March 31, 2016 and June 30, 2015 after giving effect to the change in authorized shares discussed below. All authorized shares have been retroactively restated for the reduction in both periods presented. There were 8,791,632 and 7,671,632 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively.

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

The Company recorded $101,781 and $37,869 option expense in the three months ended March 31, 2016 and 2015, respectively and $228,807 and $113,607 option expense in the nine months ended March 31, 2016 and 2015, respectively.

The following is a summary of the activity in the nine months ended March 31, 2016 and 2015.

	Nine months ended
	March 31	March 31
	2016	2015
Outstanding at July 1	350,000	350,000
Granted	2,225,000	-
Exercised	-	-
Expired	-	-
Forfeitures	(75,000)	-
Outstanding at March 31	2,500,000	350,000
Exercisable at March 31	762,112	158,231

Options outstanding at March 31, 2016 and June 30, 2015 are as follows:

Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
			Life	Exercise		Exercise
		Options	(Years)	Price	Options	Price
As of	Exercise Price	(Outstanding)	(Outstanding)	(Outstanding)	(Exercisable)	(Exercisable)
March 31, 2016	$0.40 to $2.50	2,500,000	8.98	$0.54	762,112	$0.75
June 30, 2015	$1.30 to $2.50	350,000	4.41	$1.96	172,812	$1.94

The fair value of the equity instruments granted was determined using the closing price on the day the shares were granted in the case of shares issued and using the Black and Scholes option valuation model in the case of share options granted.

Note 16 – RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2016 and 2015, the Company paid a company controlled by the President of Moneytech for consulting services $0 and $22,037 (three months ended), respectively, and $0 and $131,310 (nine months ended), respectively. This arrangement was terminated as of January 31, 2015.

During the three and nine months ended March 31, 2016, the Company paid one non-executive director a referral fee related to the subordinated note issuance of approximately $0 and $39,212, respectively.

Note 17 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three months and nine months ended March 31, 2016 and 2015:

INCOME TAX EXPENSE

	Three months ended		Three months ended		Three months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	16,311	(13,702)	-	-	16,311	(13,702)
Total	$16,311	$(13,702)	$-	$-	$16,311	$(13,702)

INCOME TAX EXPENSE

	Nine months ended		Nine months ended		Nine months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	92,583	117,527	-	-	92,583	117,527
Total	$92,583	$117,527	$-	$-	$92,583	$117,527

The following are the components of income before income tax reflected in the Statement of Operations for the three and nine months ended March 31, 2016 and 2015:

COMPONENTS OF LOSS BEFORE INCOME TAX

	Three months ended		Three months ended		Three months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Loss before income tax	$(142,130)	$(219,871)	$(182,374)	$(89,981)	$(324,504)	$(309,852)
Income tax	$16,311	$(13,702)	$-	$-	$16,311	$(13,702)
Effective tax rate	(11)%	6%	-%	-%	(5)%	4%

COMPONENTS OF LOSS BEFORE INCOME TAX

	Nine months ended		Nine months ended		Nine months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Loss before income tax	$(249,643)	$(129,573)	$(897,201)	$(516,445)	$(1,146,844)	$(646,018)
Income tax	$92,583	$117,527	$-	$-	$92,583	$117,527
Effective tax rate	(37)%	(91)%	-%	-%	(8)%	(18)%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and nine months ended March 31, 2016 and 2015:

INCOME TAX RATE RECONCILIATION

	Three months ended		Three months ended		Three months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	31%	21%	-%	-%	14%	15%
Research and development grant eligible expenditure	(46)%	(28)%	-%	-%	(21)%	(20)%
Research and development grant eligible amortisation	(27)%	(19)%	-%	-%	(12)%	(12)%
USA losses	-%	-%	(30)%	(30)%	(17)%	(9)%
Other	1%	2%	-%	-%	1%	-%
Tax expenses at actual rate	(11)%	6%	-%	-%	(5)%	4%

INCOME TAX RATE RECONCILIATION

	Nine months ended		Nine months ended		Nine months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
US statutory rates	34%	34%	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Research and development grant income	48%	98%	-%	-%	7%	20%
Research and development grant eligible expenditure	(74)%	(121)%	-%	-%	(16)%	(24)%
Research and development grant eligible amortisation	(47)%	(100)%	-%	-%	(10)%	(20)%
USA losses	-%	-%	(30)%	(30)%	(21)%	(24)%
Other	6%	2%	-%	-%	1%	-%
Tax expenses at actual rate	(37)%	(91)%	-%	-%	(9)%	(18)%

The following are the components of deferred tax reflected in the Statement of Operations for the three and nine months ended March 31, 2016 and 2015:

COMPONENTS OF DEFERRED TAX EXPENSE

	Three months ended		Three months ended		Three months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Tax losses carried forward	$(12,537)	$10,400	$-	$-	$(12,537)	$10,400
Doubtful debts reserve	22,872	3,656	-	-	22,872	3,656
Accruals	5,976	(27,758)	-	-	5,976	(27,758)
	$16,311	$(13,702)	$-	$-	$16,311	$(13,702)

COMPONENTS OF DEFERRED TAX EXPENSE

	Nine months ended		Nine months ended		Nine months ended
	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Tax losses carried forward	$52,781	$163,633	$-	$-	$52,781	$163,633
Doubtful debts reserve	25,318	(12,698)	-	-	25,318	(12,698)
Accruals	14,484	(33,408)	-	-	14,484	(33,408)
	$92,583	$117,527	$-	$-	$92,583	$117,527

The following are the components of deferred tax reflected in the Balance Sheet as of March 31, 2016 and June 30, 2015:

COMPONENTS OF DEFERRED TAX ASSET

	March 31	June 30	March 31	June 30	March 31	June 30
	2016	2015	2016	2015	2016	2015
	Australia		United States		Total
Tax losses carried forward	$816,640	$875,244	$-	$-	$816,640	$875,244
Doubtful debts reserve	146,658	174,008	-	-	146,658	174,008
Accruals	51,039	66,587	-	-	51,039	66,587
	$1,014,337	$1,115,839	$-	$-	$1,014,337	$1,115,839

Deferred tax assets - current	$229,710	$230,400	$-	$-	$229,710	$230,400
Deferred tax assets - non current	784,627	885,439	-	-	784,627	885,439
	$1,014,337	$1,115,839	$-	$-	$1,014,337	$1,115,839

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

As of March 31, 2016, Moneytech had approximately $2,722,132 in net operating loss (“NOL”) carry forward available to offset future taxable income in Australia. The NOLs can be carried forward without expiration in Australia. Management believes that all NOLs will be utilized in the near future and therefore no allowance was made.

As of March 31, 2016, Source had federal NOL’s of approximately $15.7 million dollars to offset future taxable income in the US. Federal NOLs can generally be carried forward 20 years. However, for changes in ownership like the merger, Internal Revenue Code section 382 places limitations on the utilization of federal NOL’s generated prior to the change in ownership. As of March 31, 2016 Source had Federal NOL’s of approximately $13 million that were generated prior to the merger and Source may only use approximately $161,500 per year of these NOL’s. As of March 31, 2016 Federal NOL’s of approximately $2,743,616 had been generated subsequent to the merger and are not subject to the Internal Revenue Code section 382 limitation. The deferred tax assets of the US entities at March 31, 2016 were fully reserved. Management believes it is more likely than not that these assets will not be realized in the near future.

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

The Company expects this performance to continue and as a result the Company commenced recording 37.5% of the accumulated profits to date as income in the year ended June 30, 2015. A gain on equity method investment of $54,082 has been reported in the Statement of Operations and Comprehensive Loss for the nine months ended March 31, 2016. As a result of the current period 360 profits the Company has recorded an Investment in equity affiliate of $57,987 in the Balance Sheet as at March 31, 2016.

Note 19 – COMMITMENTS

The Company leases one office in Australia under a renewable operating lease expiring on August 31, 2016.

Our corporate Australian headquarters are located at Level 6/97 Pacific Highway, North Sydney NSW 2060 Australia, where we lease approximately 350 square meters of office and operations space pursuant to lease agreements expiring in August 2016. The annual rent for the premises is AUD $168,725. During the nine months ended we closed our office on Albany Highway, Victoria Park, Western Australia and have no lease commitments with regard to these premises as of March 31, 2016.

For the three and nine months ended March 31, 2016 and 2015, the aggregate rental expense was USD $29,873 and USD $28,975 (three months), respectively and USD $93,540 and USD $98,047 (nine months), respectively.

Future minimum rental payments required under operating leases as of March 31, 2016 are as follows:

Year ended March 31, 2017	$53,830

Note 20 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 12, 2016 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

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

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2016 (“Q3 2016”) and 2015 (“Q3 2015”) respectively.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Third quarter fiscal 2016 v third quarter fiscal 2015

Set forth below are certain items from our operating statements in our presentation currency, United Stated Dollars (“US$”), for the three months ended March 31, 2016 and 2015:

	For the three months ended		$	%
	March 31		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	$1,190,093	$1,145,224	$44,869	4%
Confirmed capital and credit express	965,529	828,977	136,552	16%
Interest revenue	637,705	473,959	163,746	35%
Fees	326,393	354,152	(27,759)	(8)%
Other revenue	1,431	866	565	65%
Payment services	213,643	289,253	(75,610)	(26)%
Terminal sales and transactions	158,847	251,093	(92,246)	(37)%
Hubbed	24,393	24,810	(417)	(2)%
Giftcard programrevenue	30,403	13,350	17,053	128%
Other revenue	10,921	26,994	(16,073)	(60)%
360FX customer referral	10,341	26,744	(16,403)	(61)%
Foreign exchange	581	241	340	141%
Other revenue	(1)	9	(10)	(111)%
Cost of revenue	949,901	814,451	135,450	17%
Confirmed capital and credit express	674,701	470,548	204,153	43%
Interest expense	567,426	365,146	202,280	55%
Account Issuing Expenses	36,944	37,086	(142)	(0)%
Insurance	63,959	67,406	(3,447)	(5)%
Other	6,372	910	5,462	600%
Payment services	119,047	174,112	(55,065)	(32)%
Terminal sales and transactions	106,728	169,946	(63,218)	(37)%
Hubbed	3,181	764	2,417	316%
Gift card expenses	9,138	3,402	5,736	169%
Depreciation and amortization	155,426	162,605	(7,179)	(4)%
Other cost of revenue	727	7,186	(6,459)	(90)%

Gross profit	240,192	330,773	(90,581)	(27)%

Operating	763,716	810,821	(47,105)	(6)%
Compensation expenses	292,968	396,799	(103,831)	(26)%
Research and development expense	225,983	192,028	33,955	18%
Bad debt expenses	20,944	7,762	13,182	170%
Bad debts recovered	-	854	(854)	(100)%
Professional expenses	92,461	(6,159)	98,620	(1,601)%
Occupancy expenses	52,109	52,870	(761)	(1)%
Depreciation expense	7,610	13,148	(5,538)	(42)%
General and administration expenses	71,641	153,519	(81,878)	(53)%
Loss from operations	(523,524)	(480,048)	(43,476)	9%

Other income	199,020	170,196	28,824	17%

Loss before income tax	(324,504)	(309,852)	(14,652)	5%

Income tax expense	16,311	(13,702)	30,013	(219)%

Net loss	(340,815)	(296,150)	(44,665)	15%

Other comprehensive income / (loss)
Foreign currency translation	198,277	(387,006)	585,283	(151)%
Comprehensive loss	$(142,538)	$(683,156)	$540,618	(79)%

Revenue

Consolidated revenue from operations for Q3 2016 was approximately $1,190,093, an increase of $44,869 or 4% from our consolidated revenue from operations for Q3 2015 of $1,145,224.  Revenue increased primarily as a result of a $136,552 or 16% increase in Confirmed Capital and Credit Express revenues which was partially offset by decreases in Payment services revenues of $75,610 or 26% and other revenue of $16,073 or 60%.

The increase in Confirmed Capital and Credit Express revenues is attributable to an increase of $163,746 or 35% in Interest revenue, an increase in other revenue of $565 or 65%, offset by a decrease of $27,759 or 8% in fees. The increase in Interest revenues was attributed to increases in the lines of credit we funded. The lines of credit we funded were approximately $39 million during Q3 2016 and $37 million during Q3 2015. The increase in lines of credit we funded in Q3 2016 was the result of the aggressive expansion of our customer base. The decrease in fee revenue was primarily attributable to a deterioration in foreign exchange rates.

The decrease in payment services revenue is primarily attributable to a decrease in terminal sales and transactions revenues of $92,246 or 37%, a decrease in Hubbed revenues of $417 or 2%, offset by an increase in Giftcard program revenues of $17,053 or 128%. Terminal sales revenues decreased as fewer terminals were sold in Q3 2016 as terminal sales attributed to the replacement of a fleet of terminals in Q3 2015 were not repeated. We provided 144 terminals to customers in Q3 2016, a decrease of 216 terminals from the 360 terminals provided to customers in Q3 2015. The decrease in Hubbed revenues is attributable to a decrease in the monthly account fees charged. The gift cards increase is primarily attributable to new card activity by our existing customers in Q3 2016.

The decrease in Other revenue of $16,073 is primarily attributed to a decrease in the volume of foreign exchange transactions done by our customers.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $949,901 in Q3 2016, an increase of $135,450 or 17% from our cost of revenue of $814,451 for Q3 2015.  Costs of revenue increased 17% primarily as a result of increases in Confirmed Capital and Credit Express costs of 43% or $204,153 which were partially offset by decreases in Payment Services costs of 32% or $55,065, in depreciation and amortization costs of 4% or $7,179 and in Other costs of 90% or $6,459.

The increase in Confirmed Capital and Credit Express costs of $204,153 is mainly attributable to an increase of 55% or $202,280 in interest expense. Decreases in the costs associated with new accounts of 0% or $142, in insurance costs of 5% or $3,447 and increases in Other fees of 600% or $5,462 account for the remainder.  Our interest expense increased quarter over quarter as the volume of credit lines funded increased and our cost of funding increased as a result of the issue of the Subordinated Notes.

The Payment Services cost decrease of $55,065 is primarily attributable to a decrease in the number of new terminals deployed to Mpos customers. The decrease in costs attributed to this decrease in terminals is $63,218. Slight increases in Hubbed costs of $2,417 and Gift cards costs of $5,736 accounted for the remainder.

Our gross profit from operations, decreased $90,581 from $330,773 in Q3 2015 to $240,192 in Q3 2016.  This was primarily attributable to interest revenue increases at Confirmed Capital and Credit Express being more than offset by the increases in our interest expenses and decreases in the volume of foreign exchange transactions done by our customers as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA and Subordinated Notes, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense in Q3 2016 was $20,944, representing an increase of $13,182 from bad debt expense of $7,762 in Q3 2015. We regularly evaluate the credit quality of our customers and this increase is attributable to changes in the assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.50% and 2.02% as of March 31, 2016 and 2015, respectively.  The percentage of delinquent balances in our portfolio averaged 1.87% and 1.96% in Q3 2016 and 2015, respectively.  The average collection period in our portfolio was 58 days at March 31, 2016, up from 41 days at March 31, 2015. Bad debts as a percentage of amount funded was 0.01% and 0.02% in Q3 2016 and 2015, respectively.

Our total operating expenses (other than bad debt) decreased by $59,433 or 7% from $802,205 in Q3 2015 to $742,772 in Q3 2016.  This decrease is primarily attributable to compensation costs ($103,831 or 45%) and general and administration costs ($81,878 or 53%), offset by increases in research and development expense ($33,955 or 18%) and professional expenses ($98,620 or 1,601%). There were also slight changes in Occupancy (decrease $761) and depreciation (decrease $5,538). The compensation costs decrease reflects changes in our annual and long service leave accruals in Q3 2015 that were not repeated in Q3 2016. The increase in professional expenses reflects reductions of previously recorded legal fees in Q3 2015 following the completion of the registration statement and withdrawal of the S1 in Q3 fiscal 2015 that were not repeated in Q3 2016.

Other Income; Provision for income taxes; net (loss) income

 To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA and in connection with the Subordinated Notes, offset by interest income on the cash reserves we are required to maintain under the RPA and the Subordinated Notes, and research and development grants received from the Australian government. In Q3 2016 we accrued AUD $205,000 (USD $147,926) for research grants we expect to receive later this year from the Australian government.

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

Our net loss from operations before tax in Q3 2016 was $324,504, as opposed to a net loss of $309,852 in Q3 2015.  As a result of $16,311 in taxes incurred in Q3 2016, we incurred a net loss after tax in Q3 2016 of $340,815, as compared to net loss after tax in Q3 2015 of $296,150.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable as a result of a decrease in net interest margin, an increase in bad debts and an increase in non-cash stock based compensation.

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

The average AUD/USD exchange rates were 1 to 0.7866 and 1 to 0.7215 in Q3 2015 and 2016, respectively.

The following table reflects the movements in our revenues and cost of revenues in our functional currency, Australian Dollars (“A$”), for the three months ended March 31, 2016 and 2015.

	For the three months ended				A$		%	% Revenue / Cost of
	March 31				Increase		Increase	revenue
	2016		2015		(Decrease)		(Decrease)	move
	AUD		AUD		AUD
Revenue	A$	1,649,891	A$	1,437,830	A$	212,061	15%	15%
Confirmed capital and credit express		1,338,699		1,042,309		296,390	28%	21%
Interest revenue		883,849		596,716		287,133	48%	20%
Fees		452,850		444,493		8,357	2%	1%
Other revenue		2,000		1,100		900	82%	0%
Payment services		296,025		361,340		(65,315)	(18)%	(5)%
Terminal sales and transactions		220,090		307,914		(87,824)	(29)%	(6)%
Hubbed		33,837		36,631		(2,794)	(8)%	(0)%
Giftcard program revenue		42,098		16,795		25,303	151%	2%
Other revenue		15,167		34,181		(19,014)	(56)%	(1)%
360FX customer referral		14,362		33,895		(19,533)	(58)%	(1)%
Foreign exchange		805		286		519	181%	0%
Cost of revenue		1,316,593		1,016,780		299,813	29%	29%
Confirmed capital and credit express		935,206		586,463		348,743	59%	34%
Interest expense		786,521		457,717		328,804	72%	32%
Account Issuing Expenses		51,247		45,441		5,806	13%	1%
Insurance		88,584		82,737		5,847	7%	1%
Other		8,854		568		8,286	1,459%	1%
Payment services		164,933		217,840		(52,907)	(24)%	(5)%
Terminal sales and transactions		147,868		216,031		(68,163)	(32)%	(7)%
Hubbed		4,415		(2,403)		6,818	(284)%	1%
Gift card expenses		12,650		4,212		8,438	200%	1%
Depreciation and amortization		215,444		203,472		11,972	6%	1%
Other cost of revenue		1,010		9,005		(7,995)	(89)%	(1)%
Gross profit	A$	333,298	A$	421,050	A$	(87,752)	(21)%

Revenue

Consolidated revenue from operations in Q3 2016 was approximately A$1,649,891, an increase of A$212,061 or 15% from our consolidated revenue from operations in Q3 2015 of A$1,437,830.  Revenue increased primarily as a result of an A$296,390 or 28% increase in Confirmed Capital and Credit Express revenues partially offset by decreases in Payment Services revenues of A$65,315 or 18% and Other revenue of A$19,014 or 56% accounts for the remainder.

The increase in Confirmed Capital and Credit Express revenues was attributable to an increase of A$287,133 or 48% in Interest revenues, an increase of A$8,357 or 2% in Fees and a slight increase in Other revenues of A$900 or 82%. The increase in Interest revenues was attributed to increases in the lines of credit we funded. The lines of credit we funded were approximately A$54 million during Q3 2016 and A$47 million during Q3 2015. The increase in lines of credit we funded in Q3 2016 was the result of the aggressive expansion of our customer base. The increase in fee revenue was mainly attributable to an increase of A$33,512 in merchant service and surcharge fees as new customers utilized their facilities, offset by a decrease in account application fees of A$16,500.

The decrease in payment services revenue is primarily attributable to a decrease in terminal sales and transactions revenues of A$87,824 or 29%, a decrease in Hubbed revenues of A$2,794 or 8%, offset by an increase in Giftcard program revenues of A$25,303 or 151%. Terminal sales revenues decreased as fewer terminals were sold in Q3 2016 as terminal sales attributed to the replacement of a fleet of terminals in Q3 2015 were not repeated. We provided 144 terminals to customers in Q3 2016, a decrease of 216 terminals from the 360 terminals provided to customers in Q3 2015. The decrease in Hubbed revenues is attributable to a decrease in the monthly account fees charged. The gift cards increase is primarily attributable to new card activity by our existing customers in Q3 2016.

The decrease in Other revenue of A$19,014 is primarily attributed to a decrease in the volume of foreign exchange transactions done by our customers.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was A$1,316,593 in Q3 2016, an increase of A$299,813 or 29% from our cost of revenue of A$1,016,780 in Q3 2015.  Cost of revenue increased 29% primarily as a result of increases in Confirmed Capital and Credit Express costs of 59% or A$348,743 and an increase of 6% or A$11,972 in depreciation and amortization costs, partially offset by a decrease in Payment Services costs of 24% or A$52,907 and a decrease in other costs of A$7,995.

The increase in Confirmed Capital and Credit Express costs of A$348,743 is mainly attributable to an increase of 72% or A$328 804 in interest expense. Increases in the costs associated with new accounts of 13% or A$5,806, insurance costs of 7% or A$5,847 and Other fees of 1,459% or A$8,286 account for the remainder.  Our interest expense increased quarter over quarter as the volume of credit lines funded increased and our cost of funding increased as a result of the issue of the Subordinated Notes.

The Payment Services cost decrease of A$52,907 is primarily attributable to a decrease in the number of new terminals deployed to Mpos customers. The decrease in costs attributed to this decrease in terminals is A$101,650. This is offset by an increase in transaction costs of A$76,634 as new terminals are used more actively than old terminals. Slight increases in Hubbed costs of A$6,818 and Gift cards costs of A$8,438 accounted for the remainder.

Our gross profit from operations, decreased A$87,752 from A$421,050 in Q3 2015 to A$333,298 in Q3 2016.  This was primarily attributable to interest and fee revenue increases at Confirmed Capital and Credit Express being more than offset by the increases in our interest expenses and decreases in the volume of foreign exchange transactions done by our customers as described above.

Year to date fiscal 2016 v year to date fiscal 2015

Set forth below are certain items from our operating statements in our presentation currency, United Stated Dollars (“US$”), for the nine months ended March 31, 2016 and 2015:

	For the three months ended		$	%
	March 31		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	USD	USD	USD
Revenue	$3,743,294	$3,424,264	$319,030	9%
Confirmed capital and credit express	3,153,666	2,895,014	258,652	9%
Interest revenue	1,800,220	1,804,146	(3,926)	(0)%
Fees	1,334,297	1,085,990	248,307	23%
Other revenue	19,149	4,878	14,271	293%
Payment services	531,343	455,211	76,132	17%
Terminal sales and transactions	388,006	288,489	99,517	34%
Hubbed	92,901	111,134	(18,233)	(16)%
Giftcard program revenue	50,436	55,588	(5,152)	(9)%
Other revenue	58,285	74,039	(15,754)	(21)%
360FX customer referral	56,172	72,812	(16,640)	(23)%
Foreign exchange	1,774	958	816	85%
Other revenue	339	269	70	26%
Cost of revenue	2,722,413	2,306,423	415,990	18%
Confirmed capital and credit express	1,977,599	1,556,791	420,808	27%
Interest expense	1,672,714	1,231,472	441,242	36%
Account Issuing Expenses	141,103	141,150	(47)	(0)%
Insurance	126,480	168,216	(41,736)	(25)%
Other	37,302	15,953	21,349	134%
Payment services	280,104	229,204	50,900	22%
Terminal sales and transactions	253,006	201,876	51,130	25%
Hubbed	13,984	12,831	1,153	9%
Gift card expenses	13,114	14,497	(1,383)	(10)%
Depreciation and amortization	461,303	513,242	(51,939)	(10)%
Other cost of revenue	3,407	7,186	(3,779)	(53)%
Gross profit	1,020,881	1,117,841	(96,960)	(9)%
Operating expenses	2,772,382	2,264,415	507,967	22%
Compensation expenses	1,446,597	1,013,585	433,012	43%
Research and development expense	616,302	523,418	92,884	18%
Bad debt expenses	93,678	71,432	22,246	31%
Bad debts recovered	-	(144,357)	144,357	(100)%
Professional expenses	197,846	220,097	(22,251)	(10)%
Occupancy expenses	179,260	168,353	10,907	6%
Depreciation expense	23,345	47,469	(24,124)	(51)%
General and administration expenses	215,354	364,418	(149,064)	(41)%

Loss from operations	(1,751,501)	(1,146,574)	(604,927)	53%

Other income	604,657	500,556	104,101	21%

Loss before income tax	(1,146,844)	(646,018)	(500,826)	78%

Income tax expense	92,583	117,527	(24,944)	(21)%

Net Loss	(1,239,427)	(763,545)	(475,882)	62%

Other comprehensive loss
Foreign currency translation	(46,104)	(1,285,719)	1,239,615	(96)%
Comprehensive loss	$(1,285,531)	$(2,049,264)	$763,733	(37)%

Revenue

Consolidated revenue from operations in the nine months ended March 31, 2016 was approximately $3,743,294, an increase of $319,030 or 9% from our consolidated revenue from operations in the nine months ended March 31, 2015 of $3,424,264.  Revenue increased primarily as a result of a $258,652 or 9% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of $76,132 or 17% partially offset by a decrease in Other revenue of $15,754 or 21%.

The increase in Confirmed Capital and Credit Express revenues was attributable to an increase of $248,307 or 23% in Fees, an increase in Other revenues of $14,271 or 293% and a decrease of $3,926 or 0% in interest revenues. The increase in fees is primarily attributable to an increase of $105,562 in account application fees as we aggressively expanded our customer base, an increase of $38,141 in merchant service fees as new customers utilized their facilities, an increase of $63,497 in transaction fees related to the set-up of an account management structure for a large corporate client and approximately $88,482 in dishonor fees as two customers entered administration during the nine months ended March 31, 2016. The slight decrease in interest revenues was attributable to the deterioration in foreign exchange rates resulting in decreases in the lines of credit we funded. The lines of credit we funded were approximately $134 million during the nine months ended March 31, 2015 and $127 million during the nine months ended March 31, 2016.

The increase in payment services revenue is primarily attributable to an increase in terminal sales and transactions revenues. During the nine months ended March 31, 2016 we sold or leased 254 new terminals to merchants using our new infrastructure. The terminal sales and transactions revenue earned from the new infrastructure amounted to $99,517. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and the marketing of our new terminals for the full fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. We also experienced a decrease in Hubbed revenues of $18,233 or 16% and a decrease in Gift card revenues of $5,152 or 9%. The decrease in Hubbed and Giftcard revenues is attributable to the deterioration in foreign exchange rates in fiscal 2016.

Movements in other revenue were not significant.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was $2,722,413 in the nine months ended March 31, 2016, an increase of $415,990 or 18% from our cost of revenue of $2,306,423 in the nine months ended March 31, 2015.  Cost of revenue increased 18% primarily as a result of increases in Confirmed Capital and Credit Express costs of 27% or $420,808 and increases in Payment Services of 22% or $50,900 partially offset by a decrease of 10% or $51,939 in depreciation and amortization costs and a decrease in other costs of $3,779.

The increase in Confirmed Capital and Credit Express costs of $420,808 is mainly attributable to an increase of 36% or $441,242 in interest expense, a slight decrease of $47 in fees associated with new accounts costs, an increase of 134% or $21,349 in other expenses, partially offset by, a decrease in insurance costs of 25% or $41,736.  Our interest expense increased for the nine months ended March 31, 2016 over the nine months ended March 31, 2015 as foreign exchange rate related decreases in the volume of credit lines funded were more than offset by increases in our cost of funding as a result of the issuance of the Subordinated Notes.

The Payment Services cost increase of $50,900 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers as well as the costs of transactions undertaken on those terminals. Transaction costs increased as new terminals are used more actively than old terminals. A slight increase in Hubbed costs of $1,153 and a slight decrease in Gift cards costs of $1,383 accounted for the remainder.

Our gross profit from operations, decreased $96,960 from $1,117,841 in the nine months ended March 31, 2015 to $1,020,881 in the nine months ended March 31, 2016.  This was primarily attributable to the deterioration in the foreign exchange rate offsetting fee revenue increases at Confirmed Capital and Credit Express and an increase in new terminals deployed using our new infrastructure in Payments Services as described above.

Operating Expenses; Bad Debt Expense; Income from Operations

Apart from the costs under our RPA and Subordinated Notes, the other significant factor in determining our overall profitability is our operating expenses, in particular our bad debt expense.  Our bad debt expense in the nine months ended March 31, 2016 was $93,678, representing an increase of $22,246 from bad debt expense of $71,432 in the nine months ended March 31, 2015. Bad debts recovered decreased $144,357 during the quarter and this is attributable to the isolated nature of the recovery made in the nine months ended March 31, 2015. We regularly evaluate the credit quality of our customers and this decrease is attributable to changes in the assessment of several customer balances in line with our credit and collections policy.

The percentage of delinquent balances in our portfolio was 1.50% and 2.02% as of March 31, 2016 and 2015, respectively.  The percentage of delinquent balances in our portfolio averaged 1.87% and 1.81% in the nine months ended March 31, 2016 and 2015, respectively.  The average collection period in our portfolio was 58 days at March 31, 2016, up from 41 days at March 31, 2015. Bad debts as a percentage of amount funded was 0.06% and 0.05% in the nine months ended March 31, 2016 and 2015, respectively.

Our total operating expenses (other than bad debt) increased by $341,364 or 15% from $2,337,340 in the nine months ended March 31, 2015 to $2,678,704 in the nine months ended March 31, 2016.  This increase is primarily attributed to compensation costs ($433,012 or 43%) and research and development expense ($92,884 or 18%) and is offset by a decrease in professional expenses ($22,251 or 10%) and a decrease in general and administration expenses of ($149,064 or 41%). The compensation costs increase reflects stock ($448,000) and option ($228,807) based compensation awards amounting to $676,807 for services rendered by directors and employees. The decrease in general and administration expenses is primarily attributable to a decrease in insurance costs of $44,207 and a deterioration in foreign exchange rates.

Other Income; Provision for income taxes; net (loss) income

 To date, our other expense (income) has consisted of financing costs other than those incurred under the RPA and in connection with the Subordinated Notes, offset by interest income on the cash reserves we are required to maintain under the RPA and the Subordinated Notes, and research and development grants received from the Australian government. In the nine months ended March 31, 2016 we accrued AUD 550,000 (USD $397,430) for research grants we expect to receive later this year from the Australian government.

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

Our net loss from operations before tax in the nine months ended March 31, 2016 was $1,146,844, as opposed to a net loss of $646,018 in the nine months ended March 31, 2015.  As a result of $92,583 in taxes incurred in the nine months ended March 31, 2016, we incurred a net loss after tax in the nine months ended March 31, 2016 of $1,239,427, as compared to net loss after tax in the nine months ended March 31, 2015 of $763,545.  No tax benefit has been recognized for the losses incurred in the United States because management believes it more likely than not that these assets will not be realized in the near future.  Operations in Australia were not profitable as a result of a decrease in net interest margin, an increase in bad debts and an increase in non-cash stock based compensation.

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

The average AUD/USD exchange rates were 1 to 0.8573 and 1 to 0.7226 in the nine months ended March 31, 2015 and 2016, respectively.

The following table reflects the movements in our revenues and cost of revenues in our functional currency, Australian Dollars (“A$”), for the nine months ended March 31, 2016 and 2015.

	For the nine months ended				A$		%	% Revenue / Cost of
	March 31				Increase		Increase	revenue
	2016		2015		(Decrease)		(Decrease)	move
	AUD		AUD		AUD
Revenue	A$	5,180,314	A$	3,994,242	A$	1,186,072	30%	30%
Confirmed capital and credit express		4,364,333		3,359,793		1,004,540	30%	25%
Interest revenue		2,491,311		2,088,793		402,518	19%	10%
Fees		1,846,522		1,265,400		581,122	46%	15%
Other revenue		26,500		5,600		20,900	373%	1%
Payment services		735,321		547,497		187,824	34%	5%
Terminal sales and transactions		536,958		353,691		183,267	52%	5%
Hubbed		128,565		129,632		(1,067)	(1)%	(0)%
Giftcard program revenue		69,798		64,174		5,624	9%	0%
Other revenue		80,660		86,952		(6,292)	(7)%	(0)%
360FX customer referral		77,735		85,570		(7,835)	(9)%	(0)%
Foreign exchange		2,455		1,091		1,364	125%	0%
Other revenue		470		291		179	62%	0%
Cost of revenue		3,767,524		2,690,333		1,077,191	40%	40%
Confirmed capital and credit express		2,736,782		1,804,908		931,874	52%	35%
Interest expense		2,314,853		1,429,478		885,375	62%	33%
Account Issuing Expenses		195,272		162,171		33,101	20%	1%
Insurance		175,035		195,817		(20,782)	(11)%	(1)%
Other		51,622		17,442		34,180	196%	1%
Payment services		387,634		279,637		107,997	39%	4%
Terminal sales and transactions		350,133		248,014		102,119	41%	4%
Hubbed		19,353		14,966		4,387	29%	0%
Gift card expenses		18,148		16,657		1,491	9%	0%
Depreciation and amortization		638,393		596,783		41,610	7%	2%
Other cost of revenue		4,715		9,005		(4,290)	(48)%	(0)%
Gross profit	A$	1,412,790	A$	1,303,909	A$	108,881	8%

Revenue

Consolidated revenue from operations in the nine months ended March 31, 2016 was approximately A$5,180,314, an increase of A$1,186,072 or 30% from our consolidated revenue from operations in the nine months ended March 31, 2015 of A$3,994,242.  Revenue increased primarily as a result of an A$1,004,540 or 30% increase in Confirmed Capital and Credit Express revenues and an increase in Payment services revenues of A$187,824 or 34% offset by a decrease in Other revenue of A$6,292 or 7%.

The increase in Confirmed Capital and Credit Express revenues is attributable to an increase of A$581,122 or 46% in Fees, an increase of A$402,518 or 19% in interest revenues and an increase in Other revenues of A$20,900 or 373%. The increase in fees is primarily attributable to an increase of A$155,500 in account application fees as we aggressively expanded our customer base, an increase of A$234,461 in merchant service and surcharge fees as new customers utilized their facilities, an increase of A$87,873 in transaction fees related to the set-up of an account management structure for a large corporate client and A$128,516 in dishonor fees as two customers entered administration. The increase in interest revenues was attributable to increases in the lines of credit we funded. The lines of credit we funded were approximately A$156 million during the nine months ended March 31, 2015 and A$175 million during the nine months ended March 31, 2016.

The increase in Payment Services revenues is primarily attributable to an increase in terminal sales and transactions revenues. During the nine months ended March 31, 2016 we provided 254 new terminals to merchants using our new infrastructure. The terminal sales and transactions revenue earned from the new infrastructure amounted to A$536,958. We anticipate terminal sales will continue in fiscal 2016 as a result of extending our customer base to a broader retail customer market and the marketing of our new terminals for the full fiscal year. This will result in both increased terminal and transaction revenue for Mpos and mPay. We also experienced a slight decrease in Hubbed revenues of A$1,067 or 1% and a slight increase in Gift card revenues of A$5,624 or 9%. Hubbed revenues remained stable as the absence of software development revenues of A$35,120 following completion of software development activity in fiscal 2015 was offset by increased account monthly fee revenue of A$35,353 over the nine months ended March 31, 2016. The gift cards increase is primarily attributable to new card activity by our existing customers in the nine months ended March 31, 2016.

Other revenue increased A$6,292 and this is primarily attributable to a 9% decrease in foreign exchange customer referral revenues.

Cost of Revenue; Gross Profit

Cost of revenue from operations, which is composed principally of the interest, fees and insurance we pay related to funds borrowed and the amortization expense of capitalized research and development costs was A$3,767,524 in the nine months ended March 31, 2016, an increase of A$1,077,191 or 40% from our cost of revenue of A$2,690,333 in the nine months ended March 31, 2015.  Cost of revenue increased 40% primarily as a result of increases in Confirmed Capital and Credit Express costs of 52% or A$931,874, increases in Payment Services of 39% or A$107,997 and an increase of 7% or A$41,610 in depreciation and amortization costs offset by a decrease in other costs of A$4,290.

The increase in Confirmed Capital and Credit Express costs of A$931,874 is mainly attributable to an increase of 62% or A$885,375 in interest expense, an increase of 20% or A$33,101 in fees associated with new accounts costs, an increase of 196% or A$34,180 in other expenses, partially offset by, a decrease in insurance costs of 11% or A$20,782.  Our interest expense increased for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 as the volume of credit lines funded increased and our cost of funding increased as a result of the issue of the Subordinated Notes.

The Payment Services cost increase of A$107,997 is primarily attributable to an increase in costs of the new terminals deployed to Mpos customers as well as the costs of transactions undertaken on those terminals. Transaction costs increased as new terminals are used more actively than old terminals. Slight increases in Hubbed costs of A$4,387 and Gift cards costs of A$1,491 accounted for the remainder.

Our gross profit from operations, increased A$108,881 from A$1,303,909 in the nine months ended March 31, 2015 to A$1,412,790 in the nine months ended March 31, 2016.  This was primarily attributable to fee revenue increases at Confirmed Capital and Credit Express and an increase in new terminals deployed using our new infrastructure in Payments Services as described above.

Comparison of Balance Sheet Data as at March 31, 2016 and June 30, 2015

Set forth below are certain items from our Consolidated Balance Sheet at March 31, 2016 and June 30, 2015:

	March 31	June 30
	2016	2015

Cash and cash equivalents	$7,866,380	$8,075,078
Trade receivables, net	$25,747,607	$19,651,268
Total Assets	$39,204,996	$33,362,460

Wholesale Loan Facility	$11,769,992	$6,052,789
Subordinated notes, net	$18,530,839	$18,471,471
Total Liabilities	$35,386,080	$28,934,821

Total Stockholder's Equity	$3,818,916	$4,427,639

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

Credit Facilities

Receivable Purchase Agreement

In 2005 we entered into a Receivables Purchase Agreement (the “Wholesale Facility” or the “RPA”) with one of the “Big Four” Australian Banks which has been renewed annually each year thereafter.  Pursuant to this Agreement we electronically offer eligible receivables to our lender for purchase on a nightly basis.  These offerings are then settled by the lender on a daily basis.  The funds we receive upon settlement are automatically and electronically delivered to our customers.  Our gross profit is represented by the difference between what we charge our customers in interest, finance charges and fees and what we pay to our lender. Our borrowing limit under the RPA is AUD$50 million, subject to interim agreed upon limits determined by various tests and covenants.  As at March 31, 2016 our borrowing capacity was limited to AUD $25 million and the total amount drawn against the facility was $11,769,992.  The agreement is renewed annually on an agreed anniversary date, the latest of which was March 31, 2016. The facility has been renewed until December 31, 2016.

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

Comparison of the Statement of Cash Flows for the nine months ended March 31, 2016 and 2015

Set forth below are certain items from our Statement of Cash Flows for the nine months ended March 31, 2016 and 2015:

	For the nine months ended
	March 31
	2016	2015
Net cash (used in) operating activities	$(5,939,249)	$(1,944,012)
Net cash (used in) investing activities	(279,530)	(468,710)
Net cash provided by (used in) financing activities	6,044,659	(1,669,928)
Effect of exchange rate changes on cash and cash equivalents	(34,578)	(1,587,348)
Net cash (outflow) inflow	$(208,698)	$(5,669,998)

Net cash (used in) operating activities

During the nine months ended March 31, 2016, we used approximately $5,939,249 of cash in our operating activities. This reflects our net loss from operations of $1,239,427 plus $4,699,822 used by changes in operating assets and liabilities and adjustments for non-cash items, principally the increase in our trade receivables of $5,808,725. The increase in trade receivables is due to an increase in new customer funding. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $484,647, subordinated notes costs amortization of $108,231, stock options and shares issued for compensation of $676,807 and gain on equity method investment of $54,082.

During the nine months ended March 31, 2015, we generated approximately $1,944,012 of cash in our operating activities. This reflects our net loss from operations of $763,545 plus $1,180,467 provided by changes in operating assets and liabilities and adjustments for non-cash items. Cash provided by working capital items was primarily impacted by a decrease in trade receivables of $1,840,830 and decreases in trade payables of $3,447,850 due to a decrease in cash received on customer accounts that was not related to amounts funded by the Company. Adjustments for non-cash items consisted of depreciation and amortization in the amount of $559,091, stock options issued for compensation of $113,607 and gain in equity method investment of $12,380.

Net cash (used in) investing activities

During the nine months ended March 31, 2016, net cash used in investing activities of $279,530 was primarily impacted by $267,449 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

During the nine months ended March 31, 2015, net cash used in investing activities of $468,710 was primarily impacted by $421,991 in capitalized costs incurred on the development of intangible assets, principally software related to The Moneytech Exchange and mPay.

Net cash provided by (used in) financing activities

During the nine months ended March 31, 2016, net cash provided by financing activities of $6,044,659 primarily reflects an increase in our borrowings under the Wholesale Loan Facility of $5,412,498. Additions to our capital reserve accounts by our customers of $632,161 account for the difference.

During the nine months ended March 31, 2015, net cash used in financing activities of $1,669,928 primarily reflects a decrease in our borrowings under the Wholesale Loan Facility of $2,200,295, additions to our capital reserve accounts by our customers of $530,367 accounts for the difference.

Net cash inflow

During the nine months ended March 31, 2016 net cash decreased by $208,698 as compared to the nine months ended March 31, 2015, where net cash decreased by $5,669,998.

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

The following tables show the amount of claims submitted to Euler Hermes in fiscal year 2015 and 2016, to date, and in claim years 2014 and 2015 (each claim year ends on December 31) for reimbursement, the amounts recognized or denied, the payments received to date and amounts remaining to be paid.

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

Exchange (Loss) Gain

During the three months and nine months ended March 31, 2016 and 2014, the transactions of Moneytech and its wholly owned subsidiaries were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

PART II     OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended June 30, 2015 filed on September 17, 2015 which are incorporated by reference into this report.

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

SOURCE FINANCIAL, INC.

May 12, 2016	By:	/s/ Hugh Evans
Hugh Evans Chief Executive Officer (Principal Executive Officer)

May 12, 2016	By:	/s/ Brian M. Pullar
Brian M. Pullar Chief Financial Officer (Principal Financial and Accounting Officer)

