Form 10-Q
period 2016-06-30
SOURCE FINANCIAL, INC.
filed 2016-08-22
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-55122

SOURCE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

604 Arizona Ave.

Santa Monica, CA 90401

(Address of principal executive offices and zip code)

(424) 322-2201

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 22, 2016, the Registrant had outstanding 5,804,317 shares of common stock, par value $0.001 per share.

SOURCE FINANCIAL, INC.

FORM 10-Q

June 30, 2016

PART I     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The following unaudited consolidated interim financial statements of Source Financial, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Source Financial, Inc.

(dba Venture Track, Inc.)

June 30, 2016 and 2015

Index to the Consolidated Financial Statements

Page

Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (unaudited)	2

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	3

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	4

Notes to Unaudited Consolidated Financial Statements	5-6

Source Financial, Inc. (dba Venture Track, Inc.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$32	$452
Prepaid	5,000	-

Total Current Assets	5,032	452

Intangible assets, net of accumulated amortization of $8,427 and $5,365, respectively	31,381	31,169

TOTAL ASSETS	$36,413	$31,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$13,182	$-
Advances from affiliate	1,804	-
Notes payable	8,000	-

Total Current Liabilities	22,986	-

TOTAL LIABILITIES	22,986	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized, designated as Series C Preferred stock, 4,500 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	45	45
Common stock, $0.001 par value, 12,000,000 shares authorized, 5,804,317 and 1,659,574 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,804	1,660
Additional paid in capital	132,531	140,244
Accumulated deficit	(124,953)	(110,328)
Total Stockholders’ Equity	13,427	31,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,413	$31,621

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc. (dba Venture Track, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

EXPENSES

General Administrative	$8,689	$45	$14,295	$5,388

TOTAL EXPENSES	8,689	45	14,295	5,388

Loss from operations	(8,689)	(45)	(14,295)	(5,388)

OTHER EXPENSES

Interest Expense	(330)	(3,000)	(330)	(6,000)

NET LOSS	$(9,019)	$(3,045)	$(14,625)	$(11,388)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	3,089,360	1,531,914	2,775,121	1,531,914

The accompanying notes are an integral part of these financial statements

Source Financial, Inc. (dba Venture Track, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

	June 30, 2016	June 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(14,625)	$(11,388)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	3,062	–
Changes in operating assets and liabilities
Prepaid	(5,000)	–
Accounts payable and accrued expenses	9,595	6,000

Net Cash Used in Operating Activities	(6,968)	(5,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(3,256)	–
Net Cash Used in Investing Activities	(3,256)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	8,000	–
Advances from affiliate	1,804	4,898

Net Cash Provided by Financing Activities	9,804	4,898

NET CHANGE IN CASH	(420)	(490)

CASH – BEGINNING	452	518

CASH – ENDING	$32	$28

Supplemental Cash Flow Information:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosures of non-cash transactions:
Common stock for intangible assets	$18	$–
Net liabilities assumed in connection with recapitalization	$3,587	$–

The accompanying notes are an integral part of these financial statements

Source Financial, Inc. (dba Venture Track, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2016

(UNAUDITED)

Note 1 - Organization, Description of Business, and Basis of Accounting

Business Organization

Source Financial, Inc. (dba Venture Track, Inc.) is a development stage company and was originally incorporated in the state of Delaware in February 2014 as Songstress, Inc. The Company changed its name in May 2015 to Scoocher, Inc. and then to Venture Track, Inc. in February 2016.

On June 30, 2016, the Company entered into a Share Exchange Agreement by and among the Company, Venture Track, Inc. and the shareholders of Venture Track. Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of the Company. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial, Inc. after the exchange. Although Source Financial is the legal parent company, the share exchange was treated as a recapitalization of Source Financial. As a result of the Share Exchange Agreement, Venture Track becomes a wholly owned subsidiary of the Company.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been filed in the 8-K and prepared in accordance with United States generally accepted accounting principles for interim financial information. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2016, the Company had accumulated losses of $124,953. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

Note 3 - Related Party Transactions

The Company receives advances from an affiliate of the Company for operation expenses. These advances, which are due on demand, have an interest rate of 12% per annum and have no collateral. As of June 30, 2016, the Company has advances outstanding of $1,804.

Note 4 - Notes Payable

On March 21, 2016, the Company entered into a promissory note agreement of $3,000. The note payable, which is due on September 21, 2016, has an interest rate of 12% per annum and is unsecured. As of June 30, 2016, the Company has an outstanding balance of $3,000.

On March 23, 2016, the Company entered into a promissory note agreement of $5,000. The note payable, which is due on September 23, 2016, has an interest rate of 12% per annum and is unsecured. As of June 30, 2016, the Company has an outstanding balance of $5,000.

Source Financial, Inc. (dba Venture Track, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2016

(UNAUDITED)

Note 5 - Stockholders’ Equity

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01 per share, of which 5,000 shares, designated as Series B Preferred Stock and 4,500 shares, designated as Series C Preferred Stock have been authorized for issuance. At June 30, 2016 and December 31, 2015, there were 4,500 shares issued and outstanding, respectively.

Effective June 30, 2016, we completed a reverse merger, as agreed in the definitive Share Exchange Agreement, of 100% of the outstanding equity interests of Venture Track, Inc. Venture Track shareholders will receive 3,089,360 shares of common stock and 4,500 shares of Series C Convertible preferred stock for approximately 80% equity interest in Source Financial. The Company assumed $3,587 in liabilities at the time of closing.

Common Stock

The Company has 12,000,000 common shares authorized at a par value of $0.001. At June 30, 2016 and December 31, 2015, there were 5,804,317 and 1,659,574 shares issued and outstanding, respectively.

On February 9, 2016, the Company purchased from an affiliate of the Company, all rights, title and interest in and to the development of the apps and the business plan of Venture Track, in exchange for the issuance of 1,429,786 shares of Common Stock for a total value of $18.

The Company issued 2,714,957 shares of common stock in connection with recapitalization in regards to the reverse merger.

Note 6 - Stock Options

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor. These Stock Options are exercisable at an exercise price of $1.30 per share. The options vested and became exercisable immediately upon granting and expired on August 22, 2016.

Note 7 - Subsequent Events

On July 25, 2016, the Company entered into a promissory note agreement of $16,000. The note payable, which is due on October 25, 2016, has an interest rate of 12% per annum and has no collateral.

On August 5, 2016, the Company entered into a promissory note agreement of $1,500. The note payable, which is due on February 5, 2017, has an interest rate of 12% per annum and has no collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Source Financial, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Our Business

Source Financial, Inc. (dba Venture Track, Inc.) is a development stage company and was originally incorporated in the state of Delaware in February 2014 as Songstress, Inc. The Company changed its name in May 2015 to Scoocher, Inc. and then to Venture Track, Inc. in February 2016. The Company focused on app development and deployment and intends to offer an innovation accelerator program (the “Venture Track Program”) designed to provide early-stage technology companies (the “Innovators”) with bridge loans, support in all areas of business development, and access to equity crowdfunding as designated under the JOBS Act.

Source Financial was founded by Edward C. DeFeudis, a serial entrepreneur and venture investor, with 20-plus years of experience in the financial industry. Since 1995, he has helped launch numerous private and public companies, including Wiki Technologies, Inc., and has received major financing commitments to help fund companies, startups and product launches. WikiTechnologies, Inc. is a technology company dedicated to making financial transactions simple, secure, social and affordable. WikiTechnologies is comprised of (i) WikiPay®, a Money Services Business, that provides a simple, low-cost alternative to existing mobile and online money transfer and payment solutions; and (ii) WikiLoan®, a low-cost peer-to-peer lending solution. The apps use industry-leading privacy and payment security systems. Throughout his career, Mr. DeFeudis has primarily been engaged in the development of strategic partnerships and financial strategies.

Through Source Financial, Mr. DeFeudis is leveraging his experience and resources in capital markets and Internet marketing to provide an innovative accelerator program and crowdfunding platform for early-stage disruptive technology companies.

The Company focuses on financing, developing, and deploying apps. We own www.scoocher.com, an online content monetization engine, and have an additional app in development. The Company’s initial focus is to develop and deploy these apps as in-house projects (“Phase 1”).

The Company recognizes the unique opportunity that exists in today’s app market. There are thousands of apps that have been financed, built and deployed, but the founders of these apps do not possess the wherewithal to market the apps successfully. In many cases, the apps are available for sale at a fraction of the development cost. It is the Company’s intention to identify, purchase and deploy select apps with the greatest market potential (“Phase 2”).

The Venture Track Program first aims to fund the launch of revenue ready Innovators through bridge loans. Then the Venture Track Program aims to market the apps, determine the true customer acquisition cost, fine-tune their projections and use of proceeds, and set them on a track for a public offering facilitated through equity crowdfunding. We intend to provide office space to Innovators with receptionist coverage, mail services, conference rooms, as well as access to on-site legal and accounting, advertising and marketing services, networking events, investor presentations, business plan competitions, and more (“Phase 3”).

Spin-Out Transaction

On June 30, 2016 (the “Closing Date”), the Company entered into that certain Share Exchange Agreement (the “Moneytech Agreement”) by and among the Company, Moneytech Group Pty Ltd., an Australian Corporations (“Moneytech”) and certain shareholders of the Company. Pursuant to the terms of the Moneytech Agreement, Moneytech acquired from the Company all of the outstanding shares and equity interests in Moneytech Limited and mPayments Pty Ltd., as well as its 95% equity interests in Moneytech POS Pty Ltd. and its 37.5% equity interests in 360 Markets Pty Ltd. (collectively, the “Moneytech Entities” and the shares and equity interests of the Moneytech Entities are referred to herein as the “Moneytech Interests”), in exchange for the return to the Company 6,076,679 shares of the Company’s common stock from the stockholders of the Company (the “Spin-Out Stockholders”) and 5,000 shares of Series B Preferred Stock of the Company. In connection with the transaction, Moneytech issued to the Spin-Out Stockholders one fully paid ordinary shares in the capital of Moneytech as consideration for every one shares of the Company’s common stock returned by the Spin-Out Stockholders to the Company.

As a result, the Moneytech Entities become subsidiaries of Moneytech and the Company has no further relationship with the Moneytech Entities. Immediately after the transaction, an aggregate of 6,076,679 shares of the Company’s common stock and 5,000 shares of Series B Preferred Stock were cancelled, and a total of 2,714,957 shares of the Company’s common stock were issued and outstanding. In addition, stock options to purchase 3,750,000 shares of the Company’s common stock were relinquished immediately prior to closing and after the closing; the Company has outstanding stock options to purchase 25,000 shares of the Company’s common stock.

In connection with the transaction, Hugh Evans resigned as the President, Chief Executive Officer and Director of the Company. Brian M. Pullar resigned as Chief Financial Officer of the Company. Klaus Selinger and John Wolfgang resigned from the director position with the Company. Effective on the same date, Edward C. DeFeudis was appointed as the President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

Share Exchange Transaction

Simultaneously on the Closing Date, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Venture Track, Inc., a Delaware corporation (“Venture Track”) and the shareholders of Venture Track (the “Venture Track Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of the Company. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share.

The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial, Inc. after the exchange. Although Source Financial is the legal parent company, the share exchange was treated as a recapitalization of Source Financial. As a result of the Share Exchange Agreement, Venture Track becomes a wholly owned subsidiary of the Company.

Immediately after the transaction, the Company had 5,804,317 shares of common stock and 4,500 shares of Series C Preferred Stock issued and outstanding. We are now a holding company engaging in app development and deployment, as well as to provide innovative accelerator program for start-up companies.

Plan of Operation

We have the following short-term goals for our business operations:

●	Raise capital to fund operations and provide bridge loans;

●	Attract high-performing talent; and

●	Finance high performance/profile Innovators that grow our brand and bottom-line.

We have the following long-term goals for our business operations:

●	Build our brand to become a market leader;

●	Leverage partners that allow us to provide more value than peers; and

●	Continuously innovate to deliver value to our customers.

We intend to establish a culture recognized for excellence, attract high performing team members and execution will be the foundation of which we will grow our company.

In order to move forward it is critical that we raise capital to fund our operations. Raising capital is our primary goal and we are focusing most of our attention to identify prospective investors and strategic partners.

If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised.

We are focused on securing $2-6 million in financing, which would accelerate our business plan and allow us to hire up to 6 to 8 more staff members, increase our office space and operations, and increase our advertising and marketing budget, all of which would directly affect the performance and business operation of the company.

Comparison for the Three Months Ended June 30, 2016 and 2015

Revenues

The Company did not generate any revenue for the three months ended June 30, 2016 and 2015.

Operating Expenses

Our expenses during the three months ended June 30, 2016 and 2015 consisted of general and administrative expenses in the amount of $8,689 and $45, respectively.

Net Loss

We are currently operating at a loss and we have a net loss of $9,019 for the three months ended June 30, 2016 as compared to $3,045 for the three months ended June 30, 2015. The increase in net loss was primarily contributed to higher operating expenses.

Comparison for the Six Months Ended June 30, 2016 and 2015

Revenues

The Company did not generate any revenue for the six months ended June 30, 2016 and 2015.

Operating Expenses

Our expenses during the six months ended June 30, 2016 and 2015 consisted of general and administrative expenses in the amount of $14,295 and $5,388, respectively.

Net Loss

We are currently operating at a loss and we have a net loss of $14,625 for the six months ended June 30, 2016 as compared to $11,388 for the six months ended June 30, 2015. The increase in net loss was primarily contributed to higher operating expenses.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $32.  Due to our limited history with limited revenue, we require additional funds to continue to operate. We will continue to operate on a reduced budget until such time as more capital is raised.  We have no written agreement to legally insure that funding will be provided for our operations.  Although we have no commitments for capital, other than verbal assurances, we may raise additional funds through:

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

We have no written agreement to legally insure that funding will be provided for our operations. Although we have no commitments for capital, other than verbal assurances, we may attempt to raise additional funds through public offerings of equity, securities convertible into equity or debt, and private offerings of securities or debt, as our previous efforts raised $118,000.  Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

As to the following serious conditions:

1)	As of June 30, 2016, we had cash of $32;

2)	We received $8,000 from the sale of promissory notes in fiscal 2016;

3)	Our auditor has determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.

To date, we have been able to secure $118,000 that we raised through convertible promissory notes over the past two years. We may also rely on sources to borrow funds in the form of loans.

Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2016, the Company had accumulated losses of $124,953. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Exhibit Number	Document

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Source Financial, Inc.

August 22, 2016	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)

