Form 10-Q
period 2016-09-30
SOURCE FINANCIAL, INC.
filed 2016-11-17
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 16, 2016, the Registrant had 7,044,992 shares of common stock, par value $0.001, issued and outstanding.

SOURCE FINANCIAL, INC.

FORM 10-Q

September 30, 2016

PART I     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOURCE FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Table of Contents

(Unaudited)

Page

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Notes to the Consolidated Financial Statements	5 - 7

Source Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,818	$452
Prepaid	5,000	-
Convertible notes receivable	200,000	-
Total Current Assets	214,818	452
Intangible assets, net of accumulated amortization of $10,007 and $5,365, respectively	29,801	31,169
TOTAL ASSETS	$244,619	$31,621
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$118,611	$-
Advances from affiliate	8,580	-
Notes payable	8,000	-
Convertible notes payable	250,000	-
Total Current Liabilities	385,191	-
TOTAL LIABILITIES	385,191	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, designated as Series C Preferred stock, 4,500 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	45	45
Common stock, $0.001 par value, 12,000,000 shares authorized, 5,804,317 and 1,659,574 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5,804	1,660
Additional paid in capital	132,531	140,244
Accumulated deficit	(278,952)	(110,328)
Total Stockholders’ Equity (Deficit)	(140,572)	31,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$244,619	$31,621

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

EXPENSES
General Administrative	$153,692	$6,087	$167,987	$11,475
TOTAL EXPENSES	153,692	6,087	167,987	11,475

Loss from operations	(153,692)	(6,087)	(167,987)	(11,475)

OTHER EXPENSES
Interest Expense	(307)	(3,270)	(637)	(9,270)
TOTAL OTHER EXPENSES	(307)	(3,270)	(637)	(9,270)

NET LOSS	$(153,999)	$(9,357)	$(168,624)	$(20,745)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.03)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,804,317	1,580,757	3,752,260	1,548,374

The accompanying notes are an integral part of these financial statements

Source Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	September 30, 2016	September 30, 2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(168,624)	$(20,745)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	4,642	–
Changes in operating assets and liabilities
Prepaid	(5,000)	–
Accounts payable and accrued expenses	115,024	9,270
Net Cash Used in Operating Activities	(53,958)	(11,475)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(3,256)	(4,000)
Convertible note receivable	(200,000)	–
Net Cash Used in Investing Activities	(203,256)	(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	250,000	10,000
Advances from affiliate	8,580	5,080
Proceeds from notes payable	8,000	–
Net Cash Provided by Financing Activities	266,580	15,080

NET CHANGE IN CASH	9,366	(395)
CASH – BEGINNING	452	518
CASH – ENDING	$9,818	$123
Supplemental Cash Flow Information:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosures of non-cash transactions:
Common stock for advances	$–	$110,000
Common stock for intangible assets	$18	$–
Net liabilities assumed in connection with recapitalization	$3,587	$–

The accompanying notes are an integral part of these financial statements

Source Financial, Inc.

Notes to the Consolidated Financial Statements

September 30, 2016

(UNAUDITED)

Note 1 - Organization, Description of Business, and Basis of Accounting

Business Organization

On June 30, 2016, Source Financial, Inc. (“Source Financial” or “the Company”) entered into a Share Exchange Agreement with Venture Track. Pursuant to the Share Exchange Agreement, Venture Track agreed to exchange 100% of its outstanding common stock for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of Source Financial. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial after the exchange. Source Financial is the legal parent company; the share exchange was treated as a recapitalization of Venture Track.

Venture Track, Inc. was originally incorporated in the state of Delaware in February 2014 as Songstress, Inc. On May 13, 2015, the Company changed its name to Scoocher, Inc. and then to Venture Track, Inc. in February 2016.

The Company is a development stage company that launched a proprietary Content Monetization Engine that provides the music industry with a safe, simple and reliable platform to monetize new and existing content on the Internet.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The accompanying consolidated financial statements include the accounts of Source Financial, Inc. and its wholly owned subsidiary Venture Track, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2016, the Company had accumulated losses of $278,952. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

Note 3 - Convertible Note Receivable

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (“MOU”) agreement with CSES Group, Inc. In connection with the MOU the Company will provide a minimum of $250,000 in bridge loans to CSES Group, Inc., bearing interest at the rate of 10% per annum. The Company plans to adopt and execute a Share Exchange of the two corporate entities. Upon completion of the merger, the $250,000 notes shall be automatically converted into shares of SFII (new company) class A common stock at an issue price of $0.07.

In the event the merger is not consummated by the date the first quarterly payment is due (January 15, 2017), or in the event that the MOU is terminated by the Company pursuant to the terms as stated therein, CSES Group, Inc. has agreed to issue common stock to the Company equal to five percent (5%) of their then issued and outstanding common stock on a fully diluted basis at the time of exercise. Upon exercise of this right by the Company, the Note shall be canceled. As of September 30, 2016, the Company has advanced CSES Group, Inc. $200,000.

Note 4 - Related Party Transactions

The Company receives advances from an affiliate of the Company for operation expenses. These advances, which are due on demand, have an interest rate of 12% per annum and have no collateral. As of September 30, 2016, the Company has advances outstanding of $8,580.

Note 5 - Notes Payable

On March 21, 2016, the Company entered into a 6-month promissory note agreement of $3,000. The note payable, which was due on September 21, 2016, has an interest rate of 12% per annum and is unsecured. On September 21, 2016, the note was amended to a 1-year promissory note and is now due on March 21, 2017. As of September 30, 2016, the Company has an outstanding balance of $3,000.

On March 23, 2016, the Company entered into a 6-month promissory note agreement of $5,000. The note payable, which was due on September 23, 2016, has an interest rate of 12% per annum and is unsecured. On September 23, 2016, the note was amended to a 1-year promissory note and is now due on March 23, 2017. As of September 30, 2016, the Company has an outstanding balance of $5,000.

Note 6 - Convertible Notes Payable

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of September 30, 2016, the Company has an outstanding balance of $250,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 4,464,256 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock.

Note 7 – Stockholders’ Equity

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01 per share, of which 5,000 shares are designated as Series C Preferred Stock. At September 30, 2016 and December 31, 2015, there were 4,500 Series C Preferred Stock issued and outstanding.

Effective June 30, 2016, we completed a reverse merger, as agreed in the definitive Share Exchange Agreement, of 100% of the outstanding equity interests of Venture Track, Inc. Venture Track shareholders received 3,089,360 shares of common stock and 4,500 shares of Series C Convertible preferred stock for approximately 80% equity interest in the Company. The Company assumed $3,587 in liabilities at the time of closing.

Common Stock

The Company has 12,000,000 common shares authorized at a par value of $0.001. At September 30, 2016 and December 31, 2015, there were 5,804,317 and 1,659,574 shares issued and outstanding, respectively.

On February 9, 2016, the Company purchased from a shareholder of the Company, all rights, title and interest in and to the development of the apps and the business plan of Spider Investments, LLC in exchange for the issuance of 1,429,786 shares of Common Stock for a total value of $18, the intangibles original basis.

On June 30, 2016, prior to the merger with Venture Track, Inc., Source Financial, Inc. entered into a Share Exchange Agreement (the “Moneytech Agreement”) with Moneytech Group Pty Ltd. and certain shareholders of Source Financial, Inc. Pursuant to the terms of the Moneytech Agreement, an aggregate of 6,076,679 shares of Source Financial’s common stock and 5,000 shares of Series B Preferred Stock were to be cancelled, and a total of 2,714,957 shares of Source Financial’s common stock were still outstanding. Source Financial was only able to cancel 6,053,004 shares of their common stock and 5,000 shares of Series B Preferred Stock. Source Financial was unable to cancel 23,675 shares of common stock in accordance with the Moneytech Share Exchange Agreement.

On June 30, 2016, Source Financial, Inc. (“Source Financial”) entered into a Share Exchange Agreement with Venture Track. Pursuant to the Share Exchange Agreement, Venture Track agreed to exchange 100% of its outstanding common stock for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of Source Financial. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial, Inc. after the exchange. Source Financial is the legal parent company; the share exchange was treated as a recapitalization of Venture Track.

On September 27, 2016, the Company issued 100,000 shares of common stock in connection with a Separation Agreement dated February 11, 2014.

Note 8 – Stock Options

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor. These Stock Options are exercisable at an exercise price of $1.30 per share. The options vested and became exercisable immediately upon granting and expired on August 22, 2016. The stock options were valued based on the value of his services. On August 22, 2016, the stock options were not exercised and expired.

Note 9 – Litigation

A dispute arose amongst a consultant and the Company regarding $108,000 in payments made by consultant on behalf of the Company in 2014 and 2013. The Parties agreed that all lawsuits, claims and controversies between them are settled with the Company’s payment of 750,000 shares of common stock to consultant. On October 10, 2016, the Company issued 750,000 shares of common stock to consultant for settlement. As of September 30, 2016, $108,000 has been accrued.

Note 10 – Subsequent Events

On October 3, 2016, the Company issued a total of 467,000 shares of common stock to two consultants for consulting services.

On October 10, 2016, the Company issued 750,000 shares of common stock, as per the settlement agreement.

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

Our Business

On June 30, 2016, Source Financial, Inc. (“Source Financial” or “the Company”) entered into a Share Exchange Agreement with Venture Track. Pursuant to the Share Exchange Agreement, Venture Track agreed to exchange 100% of its outstanding common stock for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of Source Financial. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial, Inc. after the exchange. Source Financial is the legal parent company; the share exchange was treated as a recapitalization of Venture Track.

Venture Track, Inc. was originally incorporated in the state of Delaware in February 2014 as Songstress, Inc. On May 13, 2015, the Company changed its name to Scoocher, Inc. and then to Venture Track, Inc. in February 2016.

The Company is focused on app development and deployment and intends to offer an innovation accelerator program (the “Venture Track Program”) designed to provide early-stage technology companies (the “Innovators”) with bridge loans, support in all areas of business development, and access to equity crowdfunding as designated under the JOBS Act.

The Company was founded by Edward C. DeFeudis, a serial entrepreneur and venture investor, with 20-plus years of experience in the financial industry. Since 1995, he has helped launch numerous private and public companies, including Wiki Technologies, Inc., and has received major financing commitments to help fund companies, startups and product launches. WikiTechnologies, Inc. is a technology company dedicated to making financial transactions simple, secure, social and affordable. WikiTechnologies is comprised of (i) WikiPay®, a Money Services Business, that provides a simple, low-cost alternative to existing mobile and online money transfer and payment solutions; and (ii) WikiLoan®, a low-cost peer-to-peer lending solution. The apps use industry-leading privacy and payment security systems. Throughout his career, Mr. DeFeudis has primarily been engaged in the development of strategic partnerships and financial strategies.

Through the Company, Mr. DeFeudis is leveraging his experience and resources in capital markets and Internet marketing to provide an innovative accelerator program and crowdfunding platform for early-stage disruptive technology companies.

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

Spin-Out Transaction

On June 30, 2016 (the “Closing Date”), prior to the merger with Venture Track, Inc., Source Financial, Inc. entered into that certain Share Exchange Agreement (the “Moneytech Agreement”) by and among Source Financial, Moneytech Group Pty Ltd., an Australian Corporations (“Moneytech”) and certain shareholders of Source Financial. Pursuant to the terms of the Moneytech Agreement, Moneytech acquired from Source Financial all of the outstanding shares and equity interests in Moneytech Limited and mPayments Pty Ltd., as well as its 95% equity interests in Moneytech POS Pty Ltd. and its 37.5% equity interests in 360 Markets Pty Ltd. (collectively, the “Moneytech Entities” and the shares and equity interests of the Moneytech Entities are referred to herein as the “Moneytech Interests”), in exchange for the return to Source Financial 6,076,679 shares of Source Financial’s common stock from certain stockholders of Source Financial (the “Spin-Out Stockholders”) and 5,000 shares of Series B Preferred Stock of Source Financial. In connection with the transaction, Moneytech issued to the Spin-Out Stockholders one fully paid ordinary shares in the capital of Moneytech as consideration for every one share of Source Financial’s common stock returned by the Spin-Out Stockholders.

As a result, the Moneytech Entities become subsidiaries of Moneytech and Source Financial has no further relationship with the Moneytech Entities. Immediately after the transaction, an aggregate of 6,076,679 shares of the Company’s common stock and 5,000 shares of Series B Preferred Stock were cancelled, and a total of 2,714,957 shares of the Company’s common stock were still outstanding. In addition, stock options to purchase 3,750,000 shares of the Company’s common stock were relinquished immediately prior to closing and after the closing; the Company has outstanding stock options to purchase 25,000 shares of the Company’s common stock.

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

Share Exchange Transaction

On June 30, 2016, Source Financial entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Venture Track, Inc., a Delaware corporation (“Venture Track”) and the shareholders of Venture Track (the “Venture Track Shareholders”). Pursuant to the Share Exchange Agreement, Source Financial agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of the Company. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share.

The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial, Inc. after the exchange. Although Source Financial is the legal parent company, the share exchange was treated as a recapitalization of Venture Track. As a result of the Share Exchange Agreement, Venture Track becomes a wholly owned subsidiary of the Company.

Immediately after the transaction, the Company had 5,804,317 shares of common stock and 4,500 shares of Series C Preferred Stock issued and outstanding. We are now a holding company engaging in app development and deployment, as well as to provide innovative accelerator program for start-up companies.

Binding Memorandum of Understanding

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (the “MOU”) with CSES Group, Inc. (“Alltemp”) and William Lopshire and Kjell Nesen, solely as officers of Alltemp (collectively, are herein referred to as the “Parties” and each, individually, is a “Party”).

Pursuant to the terms of the MOU, the Company will provide a minimum of $250,000 in bridge loans (“Bridge Loans”) to Alltemp. The Bridge Loans shall be evidenced by a demand convertible promissory note in the principal amount of $250,000 (the “Note”) bearing interest only at a rate of 10% per annum, interest payable quarterly commencing on January 15, 2016. In the event the merger is not consummated by the date the first quarterly payment is due (January 15, 2017), or in the event that the MOU is terminated by the Company pursuant to the terms as stated therein, Alltemp has agreed to issue common stock in Alltemp to the Company upon the Company’s request equal to five percent (5%) of Alltemp’s then issued and outstanding common stock on a fully diluted basis at the time of exercise. Upon exercise of this right by the Company, the Note shall be canceled.

The Parties intend to promptly begin negotiating to reach a written definitive agreement, subject to the approval of each Party’s board of directors, containing comprehensive representations, warranties, indemnities, conditions and agreements by the Parties. In the event the Parties fail to reach a final binding written agreement within thirty days of the date of the MOU, the MOU shall remain in effect, except that all further advances under the Bridge Loan, or otherwise, shall be in the Company’s sole discretion and the Company shall not be obligated to proceed with the merger, although the Company may elect to do so. The MOU was extended until November 19, 2016 and remains in effect.

The obligation of the Company to fully fund the Bridge Loan and to complete other obligations required under the MOU is subject to completion of a due diligence review of Alltemp, its assets and business. Upon satisfactory completion of the Company’s due diligence investigation, the Parties will collaboratively act to adopt and execute a Plan of Merger for the two corporate entities.

CSES Group has developed a proprietary refrigerant technology after years of research and development called alltemp®. alltemp® is a proven replacement for many worldwide refrigerants that have detrimentally affected the global environment. CSES Group’s alltemp® refrigerants are environmentally friendly, sustainable and cost-efficient energy solutions for the residential and commercial marketplace. alltemp® refrigerants have broad applications ranging from Heating Ventilation and Air Conditioning (“HVAC”), refrigeration, and foam insulation to industrial solvents. alltemp® is the ideal solution for replacement of HCFC-22, better known as R-22, which is the world’s most commonly used refrigerant, R-410a, R-134a and R-404a. R-22 is rapidly being phased out in all developed countries due to environmental concerns over its strong effect on the depletion of the Earth’s ozone layer.

Plan of Operation

If the Company does not consummate the merger with CSES, Inc., we intend to continue to follow the short term business goals:

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

Results of Operation

Comparison for the Three Months Ended September 30, 2016 and 2015

Revenues

The Company did not generate any revenue for the three months ended September 30, 2016 and 2015.

Operating Expenses

Our expenses during the three months ended September 30, 2016 and 2015 consisted of general and administrative expenses in the amount of $153,692 and 6,087, respectively. The increase in general and administrative expenses is attributable to legal and accounting fees and $108,000 loss on settlement.

Net Loss

We are currently operating at a loss and we have a net loss of $153,999 for the three months ended September 30, 2016 as compared to $9,357 for the three months ended September 30, 2015. The increase in net loss was primarily due to the $108,000 loss on settlement.

Comparison for the Nine Months Ended September 30, 2016 and 2015

Revenues

The Company did not generate any revenue for the nine months ended September 30, 2016 and 2015.

Operating Expenses

Our expenses during the nine months ended September 30, 2016 and 2015 consisted of general and administrative expenses in the amount of $167,987 and $11,475, respectively. The increase in general and administrative expenses is attributable to legal and accounting fees and $108,000 loss on settlement.

Net Loss

We are currently operating at a loss and we have a net loss of $168,624 for the nine months ended September 30, 2016 as compared to $20,745 for the nine months ended September 30, 2015. The increase in net loss was primarily due to the $108,000 loss on settlement.

Liquidity and Capital Resources

Working Capital

	September 30, 2016	December 31, 2015

Current Assets	$214,818	$452
Current Liabilities	(385,191)	-
Working Capital (Deficiency)	$(170,373)	$452

Current assets for the quarter ended September 30, 2016 increased compared to September 30, 2015 primarily due to convertible note receivable of $200,000.

Current liabilities for the quarter ended September 30, 2016 increased compared to September 30, 2015 primarily due to increased accounts payable and convertible notes of $250,000.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30, 2016	September 30, 2015
Net Cash Provided by (Used in) Operating Activities	$(53,958)	$(11,475)
Net Cash Provided by (Used in) Investing Activities	(203,256)	(4,000)
Net Cash Provided by (Used in) Financing Activities	266,580	15,080
Net Increase (Decrease) in Cash	$9,366	$(395)

Net Cash Used in Operating Activities

Our cash used in operating activities for the nine-month period ended September 30, 2016 was $53,958 as compared to $11,475 for the nine-month period ended September 30, 2015. The increase is attributable to legal and accounting fees.

Net Cash Used in Investing Activities

Our cash used in investing activities for the nine-month period ended September 30, 2016 was $203,256 as compared to $4,000 for the nine-month period ended September 30, 2015. The increase is attributable to convertible notes receivable.

Net Cash Provided by Financing Activities

Our cash provided by financing activities for the nine-month period ended September 30, 2016 was $266,580 as compared to $15,080 for the nine-month period ended September 30, 2015. The increase is attributable to convertible notes payable.

Going Concern

At September 30, 2016, we had an accumulated deficit of $278,952 and incurred a net loss of $168,624 for the nine-month period ended September 30, 2016.  We have generated minimal revenues and have incurred losses since inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of September 30, 2016, the Company has an outstanding balance of $250,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 4,464,256 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock.

On September 27, 2016, the Company issued 100,000 shares of common stock to a consultant in connection with a Separation Agreement dated February 11, 2014.

The issuance of the above securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Source Financial, Inc.

November 17, 2016	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)