Form 10-K
period 2016-12-31
SOURCE FINANCIAL, INC.
filed 2017-03-28
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55122

SOURCE FINANCIAL, INC.

 (Exact name of registrant as specified in its charter).

Delaware	80-0142655
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

604 Arizona Avenue Santa Monica, CA 90401	90401
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (424) 322-2201

 Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter of fiscal year ended December 31, 2016 was $475,131.

As of March 28, 2017, the registrant had outstanding 10,748,884 shares of common stock.

Documents Incorporated by Reference: None.

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

PART I

Item 1. Corporate History

Source Financial, Inc. (the “Company”), formerly known as Wiki Group, Inc., was incorporated on June 24, 1988 under the laws of the State of Delaware under the name Windsor Capital Corp.

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

On February 10, 2012, pursuant to an Agreement and Plan of Merger, we acquired all of the outstanding equity of WikiPay, Inc., in exchange for shares of our Series A Preferred Stock convertible into sixty percent (60%) of our then outstanding shares of common stock on a fully diluted basis.

On December 7, 2012, we increased the number of our authorized shares of common stock to 500,000,000.

On March 21, 2013, we effected a 1-for-100 reverse split of our authorized and issued common stock and changed our corporate name to Source Financial, Inc.

On June 30, 2013, the Company acquired all of the outstanding shares of Moneytech Limited, an Australian company (“Moneytech”) pursuant to a Share Exchange Agreement dated May 30, 2013 (the “Exchange Agreement”) in exchange, for 5,300,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Moneytech became a wholly-owned subsidiary of our company, with the Moneytech shareholders owning in excess of 50% of our outstanding shares on a fully diluted basis.

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

In connection with the Share Exchange, our two principal stockholders prior to consummation of the share exchange deposited in escrow an aggregate of 2,240,000 shares of our common stock , and we deposited in escrow all outstanding shares of the common stock of WikiTechnologies, Inc. (“WTI”) our only operating subsidiary prior to the Share Exchange. The terms of the escrow arrangement were such that if WikiTechnologies failed to achieve certain financial benchmarks we could elect to retain the Escrow Shares by delivering the WTI Escrow Shares to the two stockholders.

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

On July 16, 2015, we amended our certificate of incorporation to decrease the number of our authorized shares of common stock from 50,000,000 to 12,000,000 shares and the number of our authorized shares of preferred stock from 1,000,000 to 10,000 shares.

On June 30, 2016, the Company entered into that certain Share Exchange Agreement by and among the Company, Moneytech Group Pty Ltd., an Australian Corporations and certain shareholders of the Company. Pursuant to the terms of the Moneytech Agreement, Moneytech acquired from the Company all of the outstanding shares and equity interests in Moneytech Limited and mPayments Pty Ltd., as well as its 95% equity interests in Moneytech POS Pty Ltd. and its 37.5% equity interests in 360 Markets Pty Ltd. (collectively, the “Moneytech Entities” and the shares and equity interests of the Moneytech Entities are referred to herein as the “Moneytech Interests”), in exchange for the return to the Company 6,076,679 shares of the Company’s common stock from the stockholders of the Company (the “Spin-Out Stockholders”) and 5,000 shares of Series B Preferred Stock of the Company. In connection with the transaction, Moneytech issued to the Spin-Out Stockholders one fully paid ordinary shares in the capital of Moneytech as consideration for every one shares of the Company’s common stock returned by the Spin-Out Stockholders to the Company.

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

Simultaneously on the Closing Date, the Company entered into that certain Share Exchange Agreement by and among the Company, Venture Track, Inc., a Delaware corporation (“Venture Track”) and the shareholders of Venture Track (the “Venture Track Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share), of the Company. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share.

As a result of the Share Exchange Agreement, Venture Track become a wholly owned subsidiary of the Company.

On January 24, 2017, the Company, CSES Group, Inc. (“CSES”) and CSES Acquisition, Inc. (“Merger Sub”) executed an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will be merged into CSES (the “Merger”), each outstanding share of common stock of CSES will be converted into 10.65375 shares of the Company’s Common Stock (the “Exchange Ratio”) and each outstanding warrant and option to purchase CSES common shares will be cancelled in exchange for a warrant or option to purchase shares of the Company’s Common Stock based on the Exchange Ratio. As a result of the Merger, the former stockholders of CSES will own approximately 76.60% of the Company’s Common Stock to be outstanding immediately following the Merger. This percentage does not give effect to any warrants or options (or a convertible note). As a result of the Merger, CSES will become a wholly owned subsidiary of the Company.

The Merger is subject to the satisfaction of certain closing conditions including that all derivatives securities of the Company will be cancelled or converted so that, as of the Closing of the Merger, the Company will have no more than 38,807,335 shares of Common Stock outstanding, all of the directors and officers of the Company will have resigned effective upon the election and appointment of the CSES nominees, the Company will have not more than $25,000 in liabilities and an amendment to the Company Certificate of Incorporation will have been filed with the Delaware Secretary of State increasing the authorized shares of Common Stock of the Company to 500,000,000 and of the Company’s Preferred Stock to 10,000,000 and changing the Company’s name to Alltemp, Inc.

CSES is a privately held Nevada corporation. CSES has developed a proprietary refrigerant technology that management of CSES believes is a replacement for many refrigerants that have detrimentally affected the global environment.

As the date of the filing, the transaction has not closed, as certain closing conditions have not yet been met. The Company believes these conditions will be met shortly after the filing.

Our Business

A serial entrepreneur and venture investor, Edward C. DeFeudis, with more than twenty years of experience, founded Venture Track. Since 1995, he has helped launch numerous private and public companies, including Wiki Technologies, Inc., and has received major financing commitments to help fund companies, startups and product launches. Throughout his career, Mr. DeFeudis has primarily been engaged in the development of strategic partnerships and financial strategies.

Through Venture Track, Mr. DeFeudis is leveraging his experience and resources in capital markets and Internet marketing to provide an innovative accelerator program and crowdfunding platform for early-stage disruptive technology companies.

Headquartered in Santa Monica, CA, we operate throughout key markets in the United States. Our corporate office is located at 604 Arizona Ave, Santa Monica, CA 90401, and our telephone is (424) 322-2201.

Business Overview

Upon completion of the merger with CSES, the business overview is highly probably to change.

The Company focuses on identifying, financing, developing, and deploying technology. We own www.scoocher.com, an online content monetization engine and we have a definitive agreement in place to merge with CSES Group, Inc., owner and producer of Alltemp®, an eco-friendly refrigerant replacement for R-22, 410a and others. The Company’s initial focus is to finalize the merger with CSES Group, and continue to develop and deploy the Scoocher app as an in-house project (“Phase 1”).

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

The Venture Track Program first aims to fund the launch of revenue ready apps and start-ups (“Innovators”) through bridge loans. Then the Venture Track Program aims to market the apps, determine the true customer acquisition cost, fine-tune their projections and use of proceeds, and set them on a track for a public offering facilitated through equity crowdfunding (“Phase 3”).

The Venture Track Program

The Company intends on offering a three-phase, two-year program, for revenue ready Innovators. The three stages are: 1) Market Preparation, 2) Public Crowdfunding, and 3) Graduation.

In order for Innovators to be accepted into the program, each must: 1) solve an obvious problem or make an existing solution much more efficient; 2) be scalable; 3) have a focused team; and 4) be ready to generate revenue with a small capital infusion.

We are seeking to accept 29 Innovators into the program over the course of our first three (3) years: five (5) Innovators in year one (1), eight (8) in year two (2), and sixteen (16) in year three (3).

We will receive approximately 10-30% seed-stage sweat-equity in each Innovator, a portion of which may be distributed as dividends to shareholders based upon rules to be determined by the Board of Directors.

Investment capital offered by the Company in the Market Preparation stage may be in the form of a 506c Regulation A+ offering and bridge loan. The bridge loan amount is expected average $200,000, which shall be used by Innovators for general operating, legal, accounting, advertising, marketing expenses related to filing a Regulation A+ offering.

Upon approval of the Regulation A+ offering, the Innovator shall move to the Public Crowdfunding stage. We will advertise and market the offering to the public through equity crowdfunding, primarily to accredited investors, angels, venture capital firms, and broker dealers. The Regulation A+ registration statement will offer a maximum of $50,000,000 in equity to investors. We will retain the first right to sell its holdings in the Regulation A+ offering.

Upon the completion of the Regulation A+ offering, the Innovator will move to the Graduation stage. In this stage, we will continue to mentor the Innovator to manage its growth and begin the process of introducing the company to 1) registered broker dealers with the intent of uplisting the Innovator to a national exchange, 2) strategic acquirers and/or merger candidates, and 3) strategic buyers.

Target Market

Our target market is focused on early-stage technology companies that are seeking funding, business development, and access to equity crowdfunding as designated under the JOBS Act.

Revenue Sources

We plan on generating most of our revenue from the Venture Track Program as set forth above.

We plan on revamping the Venturetrack.net website within the next few months.

Competition

Today, incubators and accelerators are a fixture in the tech community and there are more than 200 programs across the US. We are unique, and are keenly focused on leveraging the opportunities offered under the JOBS Act to bring Innovators to market as fast as possible.

The incubators and accelerators industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our competitors include other incubators and accelerators, banks, debt funds and specialty and diversified financial services intermediaries that offer lending, leasing, payments, investment, foreign currency exchange, advisory and other financial products and services to our target client base. We also compete with other lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have merged in recent years. In addition, we compete with hedge funds and private equity funds. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure.

There are many companies who compete directly with our products and services, for example, AngelPad, MuckerLab, TechStars and StartX, etc. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours. Additionally, there are no significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Intellectual Property

Domain Names

Source Financial owns various domain names, including but not limited to www.scoocher.com and www.venturetrack.net.

Patent

Source Financial filed a patent on its Scoocher platform technology with the United States Patent and Trademark Office on March 19, 2014. The application is currently pending.

Employees

As of March 28, 2017, we employ 1 full-time employee. We plan to hire 6 additional employees within the next 6-12 months.

Item 1A. Risk Factors

We are exempt from this reporting because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its principal office at 604 Arizona Ave, Santa Monica, CA 90401, pursuant to a month-to-month lease at the rate of $75 per month.

We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our common stock is quoted on the OTCQX under the symbol “SRCF.” The OTCQX is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities.

The following table shows, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the OTCQX quotation service.

	High	Low
Fiscal Year 2015
First quarter ended March 31, 2015	$0.33	$0.26
Second quarter ended June 30, 2015	$1.60	$0.22
Third quarter ended September 30, 2015	$0.24	$0.27
Fourth quarter ended December 31, 2015	$0.56	$0.12

Fiscal Year 2016
First quarter ended March 31, 2016	$0.29	$0.07
Second quarter ended June 30, 2016	$0.17	$0.05
Third quarter ended September 30, 2016	$0.25	$0.06
Fourth quarter ended December 31, 2016	$0.99	$0.13

(a)	Holders

As of December 31, 2016, there were approximately 375 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

(a)	Dividends

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

(d)       Securities Authorized for Issuance under Equity Compensation Plan

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

On June 30, 2016, as part of the Share Exchange Agreement between the Company and Moneytech Group Pty Ltd, Messrs. Selinger, Wolfgang, Allely and Evans, relinquished all Options and Other Rights to Purchase Shares of the Company.

Sales of Unregistered Securities

During the year ended December 31, 2016, the Company issued 3,703,892 common shares for the conversion of 2,418 Series C Preferred Stock.On February 9, 2016, Venture Track purchased from a Spider Investments, LLC, all rights, title and interest in and to the development of the apps in exchange for the issuance of 1,429,786 shares of Common Stock for a total value of $18, the intangibles original basis prior to the reverse merger with Source Financial.

On October 3, 2016, the Company issued a total of 467,000 shares of common stock to two consultants for consulting services valued at $60,710.

A dispute arose between a consultant and the Company regarding $108,000 in payments made by consultant on behalf of the Company in 2014 and 2013. The Parties agreed that all lawsuits, claims and controversies between them are settled with the Company’s payment of 750,000 shares of common stock to consultant. On October 10, 2016, the Company issued 750,000 shares of common stock to consultant for settlement.

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $250,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 4,464,256 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. As of December 31, 2016, the interest has not been paid and therefore the note is in default. However, the default does not change the terms of the merger and the convertible notes payable will be converted upon completion of the merger, see note 12.

On December 5, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $25,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 357,143 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $25,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 357,143 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $45,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $45,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 642,857 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

On December 30, 2016, the Company entered into a demand convertible promissory note agreement of $5,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $5,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 71,428 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

Rule 10B-18 Transactions

During the years ended December 31, 2016 and 2015, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

Upon completion of the merger with CSES, the business overview is highly probably to change.

The Company, through its wholly owned subsidiary, Venture Track, focuses on identifying, financing, developing, and deploying technology. We own www.scoocher.com, an online content monetization engine and we have a definitive agreement in place to merge with CSES Group, Inc., owner and producer of Alltemp®, an eco-friendly refrigerant replacement for R-22, 410a and others. The Company’s initial focus is to finalize the merger with CSES Group, and continues to develop and deploy the Scoocher app as an in-house project (“Phase 1”).

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

The Venture Track Program first aims to fund the launch of revenue ready apps and start-ups (“Innovators”) through bridge loans. Then the Venture Track Program aims to market the apps, determine the true customer acquisition cost, fine-tune their projections and use of proceeds, and set them on a track for a public offering facilitated through equity crowdfunding (“Phase 3”).

The Venture Track Program

The Company intends on offering a three-phase, two-year program, for revenue ready Innovators. The three stages are: 1) Market Preparation, 2) Public Crowdfunding, and 3) Graduation.

In order for Innovators to be accepted into the program, each must: 1) solve an obvious problem or make an existing solution much more efficient; 2) be scalable; 3) have a focused team; and 4) be ready to generate revenue with a small capital infusion.

We are seeking to accept 29 Innovators into the program over the course of our first three (3) years: five (5) Innovators in year one (1), eight (8) in year two (2), and sixteen (16) in year three (3).

Source Financial will receive approximately 10-30% seed-stage sweat-equity in each Innovator, a portion of which may be distributed as dividends to shareholders based upon rules to be determined by the Board of Directors.

Investment capital offered by the Company in the Market Preparation stage shall be in the form of a 506c Regulation A+ offering and bridge loan. The bridge loan amount is expected average $200,000, which shall be used by Innovators for general operating, legal, accounting, advertising, marketing expenses related to filing a Regulation A+ offering.

Upon approval of the Regulation A+ offering, the Innovator will move to the Public Crowdfunding stage. We will advertise and market the offering to the public through equity crowdfunding, primarily to accredited investors, angels, venture capital firms, and broker dealers. The Regulation A+ registration statement will offer a maximum of $50,000,000 in equity to investors. We will retain the first right to sell its holdings in the Regulation A+ offering.

Upon the completion of the Regulation A+ offering, the Innovator will move to the Graduation stage. In this stage, we will continue to mentor the Innovator to manage its growth and begin the process of introducing the company to 1) registered broker dealers with the intent of uplisting the Innovator to a national exchange, 2) strategic acquirers and/or merger candidates, and 3) strategic buyers.

Target Market

Our target market is focused on early-stage technology companies that are seeking funding, business development, and access to equity crowdfunding as designated under the JOBS Act.

Revenue Sources

We plan on generating most of our revenue from the Venture Track Program as set forth above.

We plan on revamping the Venturetrack.net website within the next few months.

Competition

Today, incubators and accelerators are a fixture in the tech community and there are more than 200 programs across the US. We are unique, and are keenly focused on leveraging the opportunities offered under the JOBS Act to bring Innovators to market as fast as possible.

The incubators and accelerators industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our competitors include other incubators and accelerators, banks, debt funds and specialty and diversified financial services intermediaries that offer lending, leasing, payments, investment, foreign currency exchange, advisory and other financial products and services to our target client base. We also compete with other lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have merged in recent years. In addition, we compete with hedge funds and private equity funds. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure.

There are many companies who compete directly with our products and services, for example, AngelPad, MuckerLab, TechStars and StartX, etc. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours. Additionally, there are no significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Intellectual Property

Domain Names

Source Financial owns various domain names, including but not limited to www.scoocher.com and www.venturetrack.net.

Patent

Source Financial filed a patent on its Scoocher platform technology with the United States Patent and Trademark Office on March 19, 2014. The application is currently pending.

Plan of Operation

If the Company does not consummate the merger with CSES, Inc., we intend to continue to implement the following business goals:

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

Results of Operations

Comparison for the Year Ended December 31, 2016 and 2015

Revenues

The Company did not generate any revenue for the years ended December 31, 2016 and 2015.

Operating Expenses

Our expenses during the years ended December 31, 2016 and 2015 consisted of general and administrative expenses in the amount of $511,557 and $10,740, respectively. The increase in general and administrative expenses is attributable to legal and accounting fees of $54,202, stock-based compensation of $325,246 and $108,000 loss on settlement.

Net Loss

We are currently operating at a loss and we have a net loss of $516,176 for the year ended December 31, 2016 as compared to $18,538 for the year ended December 31, 2015. The increase in net loss was primarily due to legal and accounting fees of $54,202, stock-based compensation of $325,246 and $108,000 loss on settlement.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	December 31, 2015

Current Assets	$288,979	$452
Current Liabilities	(636,612)	-
Working Capital (Deficiency)	$(347,633)	$452

Current assets for the year ended December 31, 2016 increased compared to December 31, 2015 primarily due to convertible note receivable of $250,000.

Current liabilities for the year ended December 31, 2016 increased compared to December 31, 2015 primarily due to convertible notes of $350,000 and stock payable of $264,536.

Cash Flows

	Year	Year
	Ended	Ended
	December 31, 2016	December 31, 2015
Net Cash Used in Operating Activities	$(96,326)	$(10,066)
Net Cash Used in Investing Activities	(253,255)	-
Net Cash Provided by Financing Activities	364,775	10,000
Net Increase (Decrease) in Cash	$15,194	$(66)

Net Cash Used in Operating Activities

Our cash used in operating activities for the year ended December 31, 2016 was $96,326 as compared to $10,066 for the year ended December 31, 2015. The increase is attributable to accounting fees of $31,479 and legal of $22,723.

Net Cash Used in Investing Activities

Our cash used in investing activities for the year ended December 31, 2016 was $253,255 as compared to $0 for the year ended December 31, 2015. The increase is attributable to the investment in convertible notes receivable of $250,000.

Net Cash Provided by Financing Activities

Our cash provided by financing activities for the year ended December 31, 2016 was $364,775 as compared to $10,000 for the year ended December 31, 2015. The increase is attributable to the issuance of convertible notes payable $350,000.

Going Concern

At December 31, 2016, we had an accumulated deficit of $626,504 and incurred a net loss of $516,176.  We have generated no revenues and have incurred losses since inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements start on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure and Control Procedures

The Company maintains “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2016. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

(b) Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other non-material weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls.

While the material weakness set forth above were the result of the scale of our operations and are intrinsic to our small size, the Company believes the risk of material misstatements relative to financial reporting are minimal.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Position
Edward C. DeFeudis	44	President, Chief Executive Officer, Chief Financial Officer, Director

Edward DeFeudis. Our sole director and executive officer is Edward DeFeudis, age 44. Mr. DeFeudis is a serial entrepreneur and venture investor, with 20-plus years of experience. Since 1995, he has helped launch numerous private and public companies primarily focused in high-tech, biotech and fin-tech. He has received major financing commitments to help fund early-stage companies and product launches. Throughout his career, Mr. DeFeudis has primarily been engaged in the development of strategic partnerships and financial strategies, and his involvement has led to multiple high-return exits. Early in his career, he worked at Merrill Lynch in New York City and Oppenheimer Securities in Boston.

Each of our Directors is elected annually and serves until his successor is duly elected and qualified or until his earlier death, resignation or removal. Our officers are elected annually and serve at the discretion of our Board of Directors.

Since Mr. DeFeudis was our sole director throughout our most recent fiscal year, there were no meetings, as such, of the board of directors. We also currently have no standing audit, nominating or compensation committees of the board of directors, or any committee performing similar functions. Following the merger with CSES, we anticipate establishing an audit committee and one or more other standing committees of the board of directors as appropriate.

At present, Mr. DeFeudis, as our sole director, determines any nominees to our board of directors. We currently have no policy with respect to the consideration of any director candidates recommended by our stockholders, but anticipate establishing such a policy following the merger with CSES. We have agreed in the agreement and plan of reorganization that the current directors of CSES will be appointed to serve as our directors following the merger.

Legal Proceedings

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by or paid to the named executive officers paid by the Company during the years ended December 31, 2016 and 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	All Other Compensation ($)(1)		Total ($)

Edward C. DeFeudis,	2016	-	-	-	-	-		-
CEO and CFO (2)	2015	-	-	-	-	8,427	(3)	8,427

Hugh Evans,	2016	195,860	-	-	-	18,885		214,745
Former CEO (4)	2015	285,420	-	-	-	27,687		313,107

Brian Pullar,	2016	49,816	-	-	-	4,773		54,589
Former CFO (4)	2015	99,633	-	-	-	9,465		109,098

1.	Represents superannuation contribution
2.	Mr. DeFeudis became Chief Executive and Chief Financial Officer of the Company on June 30, 2016.
3.	Represents payment for consulting services.
4.	Messrs. Evans and Pullar resigned as Chief Executive Officer and Chief Financial Officer, respectively, of the Company on June 30, 2016.

Equity Awards; Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended December 31, 2016, or held any outstanding stock options.

Employment Agreements

The Company does not have any employee contracts with its employees.

Directors Compensation

The following summary compensation table sets forth all compensation awarded to, earned by or paid to the named executive officers paid by the Company during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. DeFeudis (1)	-	-	-	-	-	-	-
Hugh Evans (2)	2,935	-	-	-	-	-	2,935
Mark Cameron (2)	3,010	-	-	-	-	-	3,010
Klaus Selinger (2)	25,000	-	-	-	-	-	25,000
John Wofgang(2)	30,000	-	-	-	-	-	30,000

(1)	No compensation was paid to our sole director in his capacity as director for the year ended December 31, 2016.
(2)	The directors resigned from the Board of Directors effective June 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 28, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of March 28, 2017, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. An asterisk denotes beneficial ownership of less than 1%.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 28, 2017, including shares issuable upon conversion of the Series C Preferred Stock, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Title of Class
	Series C Convertible Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class	Total Voting Power (2)
Directors and Officers
Edward C. DeFeudis	-	-	4,785,994	44.53%	34.34%
All current directors and officers as a group (1 person)	-	-	4,785,994	44.53%	34.34%

5% shareholders
Spider Investments, LLC (3)	2,082	100%	822,622	7.65%	28.78%
Charles Bingham	-	-	750,000	6.98%	5.38%
Hardy Thomas	-	-	607,164	5.65%	4.36%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is Source Financial, Inc., 604 Arizona Avenue Santa Monica, CA 90401.

(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 10,748,884 shares of common stock and 2,082 shares of Series C Preferred Stock issued and outstanding on a fully diluted basis as of December 31, 2016. Each share of Series C Preferred Stock is convertible into 1531.80 shares of common stock. Holders of the Series C Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and are entitled to such number of votes as is equal to the aggregate number of shares of common stock into which such holder’s shares of Series C Preferred Stock are convertible. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Edward C. DeFeudis, our Chief Executive Officer and Chief Financial Officer, is the managing member of Spider Investments, LLC, and is deemed to have voting and dispositive power of the 2,082 shares Series C convertible preferred stock and 822,622 shares of common stock owned by Spider Investments, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Person

Related Party Transactions

Spider Investments, LLC owns 822,622 shares of common stock and 2,082 shares of Series C Preferred Stock. Edward C. DeFeudis, our Chief Executive Officer and Chief Financial Officer, is the managing member of Spider Investments, LLC, and is deemed to have voting and dispositive power of the 2,082 shares Series C convertible preferred stock and 822,622 shares of common stock owned by Spider Investments, LLC.

The Company receives advances from an officer of the Company for operation expenses. These advances, which are due on demand, have an interest rate of 12% per annum and have no collateral. As of December 31, 2016, the Company has advances outstanding of $6,775.

In 2014, the Company received advances of $100,000 from an affiliate of the Company. In 2015, the Company received an additional $10,000 in advances. These advances have an interest rate of 12% per annum. On August 21, 2015, the Company issued 110,000 shares of common stock for the advances.

On February 9, 2016, Venture Track purchased from an affiliate of the company, all rights, title and interest in and to the development of the apps and the business plan of Venture Track, in exchange for the issuance of 1,429,786 shares of its common stock for a total value of $18.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, the Board has determined that its sole member is not independent.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Fiscal Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$12,800	$90,000
Audit Related Fees	$-	$3,857
Tax Fees	$-	$5,800
All Other Fees	-	-
	$12,800	$99,657

The fees paid in the fiscal year ended December 31, 2015 was prior to the reverse merger.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The audited consolidated balance sheets of the Company and its subsidiaries as of December 31, 2016 and December 31, 2015, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of LBB & Associates Ltd., LLP, independent auditors, are filed herewith.

(2) Financial Statement Schedules: None

(3) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 10, 2012 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 14, 2012).

2.2	Share Exchange Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-196225) filed on August 4, 2014).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

4.1	Form of 12% convertible promissory note (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on May 1, 2013).

10.1	Consulting Agreement between Source and Market Street Investor Relations LLC, dated July 9, 2013 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on October 15, 2013).

10.12	Note Purchase Agreement with Robert Pearson dated October 31, 2012 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on May 1, 2013).

10.13	Note Cancellation Agreement dated November 15, 2012 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on May 1, 2013).

10.14	Separation Agreement dated February 11, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2014).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K/A filed on May 1, 2014).

16.1	Letter from P.S. Stephenson & Co., P.C. (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed on September 27, 2013).

21.1 *	Subsidiaries

31.1 *	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2 +	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

 * Furnished herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Source Financial, Inc.

	By:	/s/ Edward C. DeFeudis
Dated: March 28, 2017		Edward C. DeFeudis
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on March 28, 2017.

Signature	Title

/s/ Edward C. DeFeudis	Chief Executive Officer, Chief Financial Officer and Director
Edward C. DeFeudis	(Principal Executive Officer and Principal Financial and Accounting Officer)

SOURCE FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Source Financial, Inc.

We have audited the accompanying consolidated balance sheets of Source Financial, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2016. Source Financial’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Financial, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

March 28, 2017

Source Financial, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,646	$452
Prepaid	23,333	-
Convertible notes receivable	250,000	-
Total Current Assets	288,979	452
Intangible assets, net of accumulated amortization of $11,587 and $5,365, respectively	28,220	31,169
TOTAL ASSETS	$317,199	$31,621
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$271,837	$-
Advances from officer	6,775	-
Notes payable	8,000	-
Convertible notes payable	350,000	-
Total Current Liabilities	636,612	-
TOTAL LIABILITIES	636,612	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, designated as Series C Preferred stock, 2,082 and 4,500 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	21	45
Common stock, $0.001 par value, 12,000,000 shares authorized, 10,748,884 and 1,659,574 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	10,749	1,660
Additional paid in capital	296,321	140,244
Accumulated deficit	(626,504)	(110,328)
Total Stockholders’ Equity (Deficit)	(319,413)	31,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$317,199	$31,621

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

EXPENSES
General and administrative	$403,557	$10,740
Loss on litigation	108,000	-
TOTAL EXPENSES	511,557	10,740

Loss from operations	(511,557)	(10,740)

OTHER EXPENSES
Interest expense	(4,619)	(7,798)
TOTAL OTHER EXPENSES	(4,619)	(7,798)

NET LOSS	$(516,176)	$(18,538)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.11)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	4,853,215	1,539,781

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	4,313	$43	1,531,914	$1,533	$(1,561)	$(91,790)	$(91,775)

Debt to equity conversion	164	2	112,340	112	109,886	-	110,000

Stock for assets	23	-	15,320	15	14,985	-	15,000

Forgiveness of debt	-	-	-	-	16,934	-	16,934

Net loss	-	-	-	-	-	(18,538)	(18,538)

Balance at December 31, 2015	4,500	45	1,659,574	1,660	140,244	(110,328)	31,621

Common stock for assets	-	-	1,429,786	1,430	(1,412)	-	18

Issuance of common stock in connection with recapitalization	-	-	2,738,632	2,738	(6,324)	-	(3,586)

Common stock for settlement	-	-	750,000	750	107,250	-	108,000

Common stock for services	-	-	467,000	467	60,243	-	60,710

Conversion of Series C for common stock	(2,418)	(24)	3,703,892	3,704	(3,680)	-	-

Net loss	-	-	-	-	-	(516,176)	(516,176)

Balance at December 31, 2016	2,082	$21	10,748,884	$10,749	$296,321	$(626,504)	$(319,413)

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(516,176)	$(18,538)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	6,222	674
Stock-based compensation	325,246	–
Common stock for settlement	108,000	–
Changes in operating assets and liabilities
Prepaid	(23,333)	–
Accounts payable and accrued expenses	3,715	7,798
Net Cash Used in Operating Activities	(96,326)	(10,066)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(3,255)	–
Convertible note receivable	(250,000)	–
Net Cash Used in Investing Activities	(253,255)	–
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	350,000	10,000
Advances from officer	6,775	–
Proceeds from notes payable	8,000	–
Net Cash Provided by Financing Activities	364,775	10,000

NET CHANGE IN CASH	15,194	(66)
CASH – BEGINNING	452	518
CASH – ENDING	$15,646	$452
Supplemental Cash Flow Information:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosures of non-cash transactions:
Common stock for advances	$–	$110,000
Conversion of preferred stock to common stock	$3,680	$–
Common stock for intangible assets	$18	$15,000
Net liabilities assumed in connection with recapitalization	$3,586	$–
Forgiveness of debt	$–	$16,934

The accompanying notes are an integral part of these financial statements.

Source Financial, Inc.

Notes to the Consolidated Financial Statements

Note 1 - Organization, Description of Business, and Basis of Accounting

Business Organization

On June 30, 2016, Source Financial, Inc. (“Source Financial” or “the Company”) entered into a Share Exchange Agreement with Venture Track, Inc. (“Venture Track”). Pursuant to the Share Exchange Agreement, Venture Track agreed to exchange 100% of its outstanding common stock for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of Source Financial. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial after the exchange. Source Financial is the legal parent company; the share exchange was treated as a recapitalization of Venture Track.

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

Note 2 – Summary of Significant Account Policies

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied. The Company’s fiscal year end is December 31.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. There were no cash equivalents at December 31, 2016 and 2015.

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

Source Financial, Inc.

Notes to the Consolidated Financial Statements

At the year ended December 31, 2016, the Company has adopted Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage

Dividends

The Company has not yet adopted a policy regarding the payment of dividends.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Intangible Assets

The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of issued and pending patents and domain cost. These assets are being amortized on a straight line basis over their estimated useful lives. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our intangible assets, we may incur changes for impairment in the future.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. The Company has not recorded any revenue for years ended 2016 and 2015.

Income Taxes

The Company uses the asset and liability approach for accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount expected to be realized. No material uncertain tax positions were identified during 2016 or 2015. The Company believes that its’ income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company is no longer subject to income tax examinations by the U.S federal, state, or local tax authorities for years before 2014. At December 31, 2016, a fully deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Concentrations of Risk

The Company does not have any concentration of risks as of December 31, 2016.

Source Financial, Inc.

Notes to the Consolidated Financial Statements

Software Development Costs

Software development costs include payments made to independent software developers under development arrangements primarily for the development of our smart-phone mobile applications (“Apps”). Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs.

Commencing upon the related product’s release, capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release. Software development costs are included in intangible costs.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2016, the Company had accumulated losses of $626,504. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

Source Financial, Inc.

Notes to the Consolidated Financial Statements

Note 4 - Convertible Note Receivable

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (“MOU”) agreement with CSES Group, Inc. In connection with the MOU the Company will provide a minimum of $250,000 in bridge loans to CSES Group, Inc., bearing interest at the rate of 10% per annum. As of December 31, 2016, the Company has advanced CSES Group, Inc. $250,000. The Company plans to adopt and execute a Share Exchange of the two corporate entities. Upon completion of the merger, the $250,000 notes shall be automatically converted into shares of the Company’s common stock at an issue price of $0.07, see note 12.

Note 5 - Related Party Transactions

The Company receives advances from an officer of the Company for operation expenses. These advances, which are due on demand, have an interest rate of 12% per annum and have no collateral. As of December 31, 2016, the Company has advances outstanding of $6,775.

In 2014, the Company received advances of $100,000 from an affiliate of the Company. In 2015, the Company received an additional $10,000 in advances. These advances have an interest rate of 12% per annum. On August 21, 2015, the Company issued 110,000 shares of common stock for the advances.

Note 6 - Notes Payable

On March 21, 2016, the Company entered into a 6-month promissory note agreement of $3,000. The note payable, which was due on September 21, 2016, has an interest rate of 12% per annum and is unsecured. On September 21, 2016, the note was amended to a 1-year promissory note and is now due on March 21, 2017. As of December 31, 2016, the Company has an outstanding balance of $3,000.

On March 23, 2016, the Company entered into a 6-month promissory note agreement of $5,000. The note payable, which was due on September 23, 2016, has an interest rate of 12% per annum and is unsecured. On September 23, 2016, the note was amended to a 1-year promissory note and is now due on March 23, 2017. As of December 31, 2016, the Company has an outstanding balance of $5,000.

Source Financial, Inc.

Notes to the Consolidated Financial Statements

Note 7 - Convertible Notes Payable

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $250,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 4,464,256 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. As of December 31, 2016, the interest has not been paid and therefore the note is in default. However, the default does not change the terms of the merger and the convertible notes payable will be converted upon completion of the merger, see note 12.

On December 5, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $25,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 357,143 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $25,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 357,143 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $45,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $45,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 642,857 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

On December 30, 2016, the Company entered into a demand convertible promissory note agreement of $5,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of December 31, 2016, the Company has an outstanding balance of $5,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 71,428 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. The convertible notes payable will be converted upon completion of the merger, see note 12.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01 per share, of which 5,000 shares are designated as Series C Preferred Stock. At December 31, 2016 and December 31, 2015, there were 2,082 and 4,500 Series C Preferred Stock issued and outstanding.

Effective June 30, 2016, we completed a reverse merger, as agreed in the definitive Share Exchange Agreement, of 100% of the outstanding equity interests of Venture Track, Inc. Venture Track shareholders received 3,089,360 shares of common stock and 4,500 shares of Series C Convertible preferred stock for approximately 80% equity interest in the Company. The Company assumed $3,587 in liabilities at the time of closing. On October 4, 2016, the Company issued 100,000 shares to a shareholder in connection with a separation agreement from February 10, 2014.

During the year ended December 31, 2016, the Company issued 3,703,892 common shares for the conversion of 2,418 Series C Preferred Stock.

Common Stock

The Company has 12,000,000 common shares authorized at a par value of $0.001. At December 31, 2016 and December 31, 2015, there were 10,748,884 and 1,659,574 shares issued and outstanding, respectively.

On August 21, 2015, the Company issued 112,340 shares of common stock for advances of $110,000 and the affiliate of the Company forfeited a total of $16,934 of interest accrued.

During 2015, the Company issued 15,320 shares of common stock for software development valued at $15,000.

On February 9, 2016, Venture Track purchased from a Spider Investments, LLC, all rights, title and interest in and to the development of the apps in exchange for the issuance of 1,429,786 shares of Common Stock for a total value of $18, the intangibles original basis prior to the reverse merger with Source Financial.

Source Financial, Inc.

Notes to the Consolidated Financial Statements

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

On October 3, 2016, the Company issued a total of 467,000 shares of common stock to two consultants for consulting services valued at $60,710.

On October 10, 2016, the Company issued 750,000 shares of common stock valued at $108,000, as per the settlement agreement. See note 10 for litigation details.

Note 9 – Stock Options

On August 22, 2013, the Company granted 25,000 Stock Options to a contractor. These Stock Options are exercisable at an exercise price of $1.30 per share. The options vested and became exercisable immediately upon granting and expired on August 22, 2016. The stock options were valued based on the value of his services. On August 22, 2016, the stock options were not exercised and expired.

Note 10 – Litigation

A dispute arose between a consultant and the Company regarding $108,000 in payments made by consultant on behalf of the Company in 2014 and 2013. The Parties agreed that all lawsuits, claims and controversies between them are settled with the Company’s payment of 750,000 shares of common stock to consultant. On October 10, 2016, the Company issued 750,000 shares of common stock to consultant for settlement.

Note 11 – Commitments

On September 16, 2016, the Company entered into a consulting agreement ending on December 31, 2017. The Company is committed to issue the consultant 20,404,987 shares of common stock for a total value of $1,209,283. As of December 31, 2016, the Company does not have the common stock authorized to issue these shares and plans to increase authorized capital to 500,000,000 shares of common stock. The Company recorded stock-based compensation and common stock payable of $264,536 for the year ended December 31, 2016.

The Company maintains its principal office at 604 Arizona Ave, Santa Monica, CA 90401, pursuant to a month-to-month lease at the rate of $75 per month.

Note 12 – Subsequent Events

On January 24, 2017, the Company, CSES Group, Inc. (“CSES”) and CSES Acquisition, Inc. (“Merger Sub”) executed an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will be merged into CSES (the “Merger”), each outstanding share of common stock of CSES will be converted into 10.65375 shares of the Company’s Common Stock (the “Exchange Ratio”) and each outstanding warrant and option to purchase CSES common shares will be cancelled in exchange for a warrant or option to purchase shares of the Company’s Common Stock based on the Exchange Ratio. As a result of the Merger, the former stockholders of CSES will own approximately 76.60% of the Company’s Common Stock to be outstanding immediately following the Merger. This percentage does not give effect to any warrants or options (or a convertible note). As a result of the Merger, CSES will become a wholly owned subsidiary of the Company. In connection with the merger, the $350,000 convertible promissory notes discussed in note 6 will be converted into the Company’s common stock.

The Merger is subject to the satisfaction of certain closing conditions including that all derivatives securities of the Company will be cancelled or converted so that, as of the Closing of the Merger, the Company will have no more than 38,807,335 shares of Common Stock outstanding, all of the directors and officers of the Company will have resigned effective upon the election and appointment of the CSES nominees, the Company will have not more than $25,000 in liabilities and an amendment to the Company Certificate of Incorporation will have been filed with the Delaware Secretary of State increasing the authorized shares of Common Stock of the Company to 500,000,000 and of the Company’s Preferred Stock to 10,000,000 and changing the Company’s name to Alltemp, Inc.

CSES is a privately held Nevada corporation. CSES has developed a proprietary refrigerant technology that management of CSES believes is a replacement for many refrigerants that have detrimentally affected the global environment.

As the date of the filing, the transaction has not closed, as certain closing conditions have not yet been met. The Company believes these conditions will be met shortly after the filing.

