Form 10-Q
period 2017-03-31
ALLTEMP, INC.
filed 2017-05-22
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-55122

ALLTEMP, INC.

(Formerly known as Source Financial, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

960 Westlake Blvd Ste 207

Westlake Village, CA 91361

(Address of principal executive offices and zip code)

(855) 687-4867

(Registrant’s telephone number, including area code)

Source Financial, Inc.

604 Arizona Avenue

Santa Monica, CA 90401

(Former Name and Address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 22, 2017 the Registrant had 165,853,304 shares of common stock, par value $0.001, issued and outstanding.

ALLTEMP, INC.

(Formerly known as Source Financial, Inc.)

FORM 10-Q

March 31, 2017

PART I     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLTEMP, INC.

(Formerly known as Source Financial, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Table of Contents

(Unaudited)

ALLTEMP, INC.

(Formerly known as Source Financial, Inc.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$15,646
Prepaid	25,169	23,333
Convertible notes receivable – related party	250,000	250,000
Total Current Assets	276,053	288,979
Intangible assets, net	26,661	28,220
TOTAL ASSETS	$302,714	$317,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,389	$7,301
Advances from affiliate	7,864	6,775
Common stock payable	374,177	264,536
Notes payable	8,000	8,000
Convertible notes payable	350,000	350,000
Total Current Liabilities	769,430	636,612
TOTAL LIABILITIES	769,430	636,612

Commitments

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, of which 5,000 was designated as Series C preferred stock, 2,082 issued and outstanding as of March 31, 2017 and December 31, 2016	21	21
Common stock, $0.001 par value, 12,000,000 shares authorized, 10,748,884 shares issued and outstanding as of March 31, 2017 and December 31, 2016	10,749	10,749
Additional paid in capital	296,321	296,321
Accumulated deficit	(773,807)	(626,504)
TOTAL STOCKHOLDERS’ DEFICIT	(466,716)	(319,413)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$302,714	$317,199

The accompanying notes are an integral part of these financial statements.

ALLTEMP, INC.

(Formerly known as Source Financial, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

EXPENSES
General administrative	$30,798	$5,606
Stock-based compensation	109,641	-
TOTAL EXPENSES	140,439	5,606

Loss from operations	(140,439)	(5,606)

OTHER EXPENSE
Interest expense	(6,864)	-
TOTAL OTHER EXPENSE	(6,864)	-

NET LOSS	$(147,303)	$(5,606)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	10,748,884	2,409,615

The accompanying notes are an integral part of these financial statements

ALLTEMP, INC.

(Formerly known as Source Financial, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2017
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(147,303)	$(5,606)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	1,559	1,482
Stock-based compensation	109,641	-
Changes in operating assets and liabilities
Prepaid	(1,836)	(5,000)
Accounts payable and accrued expenses	22,088	3,000
Net Cash Used in Operating Activities	(15,851)	(6,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(3,256)
Net Cash Used in Investing Activities	-	(3,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	8,000
Advances from affiliate, net	1,089	1,005
Net Cash Provided by Financing Activities	1,089	9,005

NET CHANGE IN CASH	(14,762)	(375)
CASH – BEGINNING	15,646	452
CASH – ENDING	$884	$77
Supplemental Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash transactions:
Common stock for advances	$-	$-
Common stock for intangible assets	$-	$18
Net liabilities assumed in connection with recapitalization	$-	$-

The accompanying notes are an integral part of these financial statements

Alltemp, Inc.

(Formerly known as Source Financial, Inc.)

Notes to the Consolidated Financial Statements

March 31, 2017

(UNAUDITED)

Note 1 - Organization, Description of Business, and Basis of Accounting

Business Organization

On January 24, 2017, Alltemp, Inc. (f/k/a Source Financial, Inc.) (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSES Acquisition, Inc., a wholly owned subsidiary of the Company (“CSES Merger Sub”) and CSES Group, Inc. (“CSES”) pursuant to which the Company agreed to acquire all of the capital stock of CSES (the “Merger”) with CSES becoming a wholly owned subsidiary of the Company. The consummation of the Merger was effective on April 27, 2017. Pursuant to the Merger Agreement, the Company agreed to issue to the shareholders of CSES 127,045,969 shares of the Company’s Common Stock and issue to the holders of (a) warrants to purchase CSES Common Stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s Common Stock, (b) options to purchase CSES Common Stock, options to purchase an aggregate of 31,961,200 shares of the Company’s Common Stock, and (c) a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000 convertible into approximately 535,681 shares of the Company’s Common Stock.

In connection with the Merger, the Company’s Certificate of Incorporation was amended to (a) change the Company’s name to Alltemp, Inc. and (b) increase the Company’s authorized shares to 500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

CSES is a privately held company that was incorporated in the State of Nevada in June, 2015 for the purpose of commercializing a proprietary refrigerant known as alltemp®.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the three months ended March 31, 2017. These interim unaudited consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

The accompanying consolidated financial statements include the accounts of Alltemp, Inc. and its wholly owned subsidiary Venture Track, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. The reclassifications have no impact on net loss.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2017, the Company had accumulated deficit of $773,807. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

Note 3 - Convertible Note Receivable – Related Party

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (“MOU”) agreement with CSES Group, Inc. In connection with the MOU, the Company provided a $250,000 bridge loan to CSES Group, Inc., bearing interest at the rate of 10% per annum. As of March 31, 2017 and December 31, 2016, the Company has a balance of $250,000 outstanding. The Company merged with CSES Group, Inc. on April 27, 2017 and upon completion of the merger, the $250,000 notes were converted into common shares of Alltemp, Inc.

Note 4 - Related Party Transactions

The Company receives advances from an officer of the Company for operation expenses. These advances, which are due on demand, have an interest rate of 12% per annum and have no collateral. As of March 31, 2017 and December 31, 2016, the Company has advances outstanding of $7,864 and $6,775, respectively.

Note 5 - Notes Payable

On March 21, 2016, the Company entered into a 6-month promissory note agreement of $3,000. The note payable, which was due on September 21, 2016, has an interest rate of 12% per annum and is unsecured. The note was amended and is now due on June 21, 2017. As of March 31, 2017 the note has not been repaid and the Company has an outstanding balance of $3,000.

On March 23, 2016, the Company entered into a 6-month promissory note agreement of $5,000. The note payable, which was due on September 23, 2016, has an interest rate of 12% per annum and is unsecured. The note was amended and is now due on June 23, 2017. As of March 31, 2017, the note has not been repaid and the Company has an outstanding balance of $5,000.

Note 6 - Convertible Notes Payable

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company had an outstanding balance of $250,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 4,464,256 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. On April 27, 2017, the noteholder converted into a total of 4,464,256 common shares the Company’s common stock.

On December 5, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $25,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 357,143 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. On April 27, 2017, the noteholder converted into a total of 357,143 common shares the Company’s common stock.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $25,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 357,143 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. On April 27, 2017, the noteholder converted into a total of 357,143 common shares the Company’s common stock.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $45,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $45,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 642,857 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. On April 27, 2017, the noteholder converted into a total of 642,857 common shares the Company’s common stock.

On December 30, 2016, the Company entered into a demand convertible promissory note agreement of $5,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $5,000. The noteholder is entitled, at its option, to convert, at any time and from time to time, until payment in full, all or any part of the principal amount, into a total of 71,428 shares (or fraction thereof in the event of a partial conversion or conversions) of the Company’s common stock. On April 27, 2017, the noteholder converted into a total of 71,428 common shares the Company’s common stock.

Note 7 – Stockholders’ Deficit

Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized, each having a par value of $0.01 per share, of which 5,000 shares are designated as Series C Preferred Stock. As of March 31, 2017 and December 31, 2016, there were 2,082 Series C Preferred Stock issued and outstanding. On May 5, 2017, the Series C Preferred Stock was converted into 3,189,208 shares of common stock.

Common Stock

The Company has 12,000,000 common shares authorized at a par value of $0.001. As of March 31, 2017 and December 31, 2016, there were 10,748,884 shares issued and outstanding.

On February 9, 2016, Venture Track, Inc. purchased from a Spider Investments, LLC, all rights, title and interest in and to the development of the apps in exchange for the issuance of 1,429,786 shares of Common Stock for a total value of $18, the intangibles original basis prior to the reverse merger the Company.

On June 30, 2016, prior to the merger with Venture Track, Alltemp (fka Source Financial) entered into a Share Exchange Agreement (the “Moneytech Agreement”) with Moneytech Group Pty Ltd. and certain shareholders of Alltemp (fka Source Financial). Pursuant to the terms of the Moneytech Agreement, an aggregate of 6,076,679 shares of Alltemp’s (fka Source Financial) common stock and 5,000 shares of Series B Preferred Stock were to be cancelled, and a total of 2,714,957 shares of Alltemp’s (fka Source Financial) common stock were still outstanding. Alltemp (fka Source Financial) was only able to cancel 6,053,004 shares of their common stock and 5,000 shares of Series B Preferred Stock. Alltemp (fka Source Financial) was unable to cancel 23,675 shares of common stock in accordance with the Moneytech Share Exchange Agreement.

On June 30, 2016, Alltemp (fka Source Financial) entered into a Share Exchange Agreement with Venture Track. Pursuant to the Share Exchange Agreement, Venture Track agreed to exchange 100% of its outstanding common stock for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of Alltemp (fka Source Financial). The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Alltemp (fka Source Financial) after the exchange. Alltemp (fka Source Financial) is the legal parent company; the share exchange was treated as a recapitalization of Venture Track.

On October 3, 2016, the Company issued a total of 467,000 shares of common stock to two consultants for consulting services valued at $60,710.

On October 10, 2016, the Company issued 750,000 shares of common stock valued at $108,000, as per the settlement agreement. See note 9 for litigation details.

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2017, the Company had an outstanding balance of $250,000. On April 27, 2017, the noteholder converted into a total of 4,464,256 common shares of the Company’s common stock.

On December 5, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $25,000. On April 27, 2017, the noteholder converted into a total of 357,143 common shares of the Company’s common stock.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $25,000. On April 27, 2017, the noteholder converted into a total of 357,143 common shares of the Company’s common stock.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $45,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $45,000. On April 27, 2017, the noteholder converted into a total of 642,857 common shares of the Company’s common stock.

On December 30, 2016, the Company entered into a demand convertible promissory note agreement of $5,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $5,000. On April 27, 2017, the noteholder converted into a total of 71,428 common shares of the Company’s common stock.

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

Note 10 – Commitments

On September 16, 2016, the Company entered into a consulting agreement ending on December 31, 2017. The Company is committed to issue the consultant 15,404,987 shares of common stock for a total value of $912,963. The Company recorded stock-based compensation of $109,641 for the period ended March 31, 2017 and has common stock payable of $374,177 and $264,536 as of March 31, 2017 and December 31, 2016, respectively.

The Company maintains its principal office at 604 Arizona Ave, Santa Monica, CA 90401, pursuant to a month-to-month lease at the rate of $75 per month.

Note 11 – Subsequent Events

The consummation of the Merger with CSES Group, Inc. was effective on April 27, 2017. Pursuant to the Merger Agreement, the Company agreed to issue to the shareholders of CSES 127,045,969 shares of the Company’s Common Stock and issue to the holders of (a) warrants to purchase CSES Common Stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s Common Stock, (b) options to purchase CSES Common Stock, options to purchase an aggregate of 31,961, 200 shares of the Company’s Common Stock, and (c) a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000 convertible into approximately 535,681 shares of the Company’s Common Stock.

On September 14, 2016, the Company entered into a demand convertible promissory note agreement of $250,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2017, the Company had an outstanding balance of $250,000. On April 27, 2017, the noteholder converted into a total of 4,464,256 common shares of the Company’s common stock.

On December 5, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $25,000. On April 27, 2017, the noteholder converted into a total of 357,143 common shares of the Company’s common stock.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $25,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $25,000. On April 27, 2017, the noteholder converted into a total of 357,143 common shares of the Company’s common stock.

On December 19, 2016, the Company entered into a demand convertible promissory note agreement of $45,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $45,000. On April 27, 2017, the noteholder converted into a total of 642,857 common shares of the Company’s common stock.

On December 30, 2016, the Company entered into a demand convertible promissory note agreement of $5,000. The note payable, which has quarterly interest only payments, has an interest rate of 5% per annum, no maturity date and is unsecured. As of March 31, 2017 and December 31, 2016, the Company has an outstanding balance of $5,000. On April 27, 2017, the noteholder converted into a total of 71,428 common shares of the Company’s common stock.

On May 5, 2017, the Series C Preferred Stock was converted into 3,189,208 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Alltemp, Inc. (Formerly known as Source Financial, Inc.) (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our Business

Prior to the consummation of the Merger with CSES Group, Inc., which was effective on April 27, 2017, our business was a follows: On June 30, 2016, Alltemp, Inc. (f/k/s Source Financial, Inc.) (“the Company”) entered into a Share Exchange Agreement with Venture Track. Pursuant to the Share Exchange Agreement, Venture Track agreed to exchange 100% of its outstanding common stock for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of Source Financial. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share. The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of Source Financial, Inc. after the exchange. Source Financial is the legal parent company; the share exchange was treated as a recapitalization of Venture Track.

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

Merger Transaction

The consummation of the Merger with CSES Group, Inc. was effective on April 27, 2017. Pursuant to the Merger Agreement, the Company agreed to issue to the shareholders of CSES 127,045,969 shares of the Company’s Common Stock and issue to the holders of (a) warrants to purchase CSES Common Stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s Common Stock, (b) options to purchase CSES Common Stock, options to purchase an aggregate of 31,961, 200 shares of the Company’s Common Stock, and (c) a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000 convertible into approximately 535,681 shares of the Company’s Common Stock.

Entry into a Material Definitive Agreement

On January 24, 2017, Alltemp Inc. (the “Company”), CSES Group, Inc. (“CSES”) and CSES Acquisition, Inc. (“Merger Sub”) executed an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will be merged into CSES (the “Merger”), each outstanding share of common stock of CSES will be converted into 10.65375 shares of the Company’s Common Stock (the “Exchange Ratio”) and each outstanding warrant and option to purchase CSES common shares will be cancelled in exchange for a warrant or option to purchase shares of the Company’s Common Stock based on the Exchange Ratio. As a result of the Merger, the former stockholders of CSES will own approximately 76.60% of the Company’s Common Stock to be outstanding immediately following the Merger. This percentage does not give effect to any warrants or options (or a convertible note). As a result of the Merger, CSES will become a wholly owned subsidiary of the Company.

The Merger is subject to the satisfaction of certain conditions including that all derivatives securities of the Company will be cancelled or converted so that, as of the Closing of the Merger, the Company will have no more than 38,807,335 shares of Common Stock outstanding, all of the directors and officers of the Company will have resigned effective upon the election and appointment of the CSES nominees, the Company will have not more than $25,000 in liabilities and an amendment to the Company Certificate of Incorporation will have been filed with the Delaware Secretary of State increasing the authorized shares of Common Stock of the Company to 500,000,000 and of the Company’s Preferred Stock to 10,000,000 and changing the Company’s name to Alltemp, Inc.

Binding Memorandum of Understanding

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (the “MOU”) with CSES Group, Inc. (“Alltemp”) and William Lopshire and Kjell Nesen, solely as officers of Alltemp (collectively, are herein referred to as the “Parties” and each, individually, is a “Party”).

Pursuant to the terms of the MOU, the Company provided a minimum of $250,000 in bridge loans (“Bridge Loans”) to Alltemp. The Bridge Loans shall be evidenced by a demand convertible promissory note in the principal amount of $250,000 (the “Note”) bearing interest only at a rate of 10% per annum, interest payable quarterly commencing on January 15, 2016. In the event the merger is not consummated by the date the first quarterly payment is due (January 15, 2017), or in the event that the MOU is terminated by the Company pursuant to the terms as stated therein, Alltemp has agreed to issue common stock in Alltemp to the Company upon the Company’s request equal to five percent (5%) of Alltemp’s then issued and outstanding common stock on a fully diluted basis at the time of exercise. Upon exercise of this right by the Company, the Note shall be canceled.

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

Spin-Out Transaction

On June 30, 2016 (the “Closing Date”), prior to the merger with Venture Track, Inc., the Company entered into that certain Share Exchange Agreement (the “Moneytech Agreement”) by and among the Company, Moneytech Group Pty Ltd., an Australian Corporations (“Moneytech”) and certain shareholders of the Company. Pursuant to the terms of the Moneytech Agreement, Moneytech acquired from the Company all of the outstanding shares and equity interests in Moneytech Limited and mPayments Pty Ltd., as well as its 95% equity interests in Moneytech POS Pty Ltd. and its 37.5% equity interests in 360 Markets Pty Ltd. (collectively, the “Moneytech Entities” and the shares and equity interests of the Moneytech Entities are referred to herein as the “Moneytech Interests”), in exchange for the return to the Company 6,076,679 shares of the Company’s common stock from certain stockholders of the Company (the “Spin-Out Stockholders”) and 5,000 shares of Series B Preferred Stock of the Company. In connection with the transaction, Moneytech issued to the Spin-Out Stockholders one fully paid ordinary shares in the capital of Moneytech as consideration for every one share of the Company’s common stock returned by the Spin-Out Stockholders.

As a result, the Moneytech Entities become subsidiaries of Moneytech and the Company had no further relationship with the Moneytech Entities. Immediately after the transaction, an aggregate of 6,076,679 shares of the Company’s common stock and 5,000 shares of Series B Preferred Stock were cancelled, and a total of 2,714,957 shares of the Company’s common stock were still outstanding. In addition, stock options to purchase 3,750,000 shares of the Company’s common stock were relinquished immediately prior to closing and after the closing; the Company has outstanding stock options to purchase 25,000 shares of the Company’s common stock.

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

Share Exchange Transaction

On June 30, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Venture Track, Inc., a Delaware corporation (“Venture Track”) and the shareholders of Venture Track (the “Venture Track Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), of the Company. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of 1,531.80 per share.

The share exchange is accounted for as a reverse merger with Venture Track being the accounting acquirer as it retained control of the Company after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Venture Track. As a result of the Share Exchange Agreement, Venture Track becomes a wholly owned subsidiary of the Company.

Immediately after the transaction, the Company had 5,804,317 shares of common stock and 4,500 shares of Series C Preferred Stock issued and outstanding. We were a holding company engaging in app development and deployment, as well as to provide innovative accelerator program for start-up companies.

Plan of Operation

The consummation of the Merger with CSES Group, Inc. was effective on April 27, 2017. After this date, the Company began operations of the CSES Group, Inc. refrigerant business. Alltemp is using a multi-prong approach to optimize revenue, increase brand awareness, enhance ROI and swiftly capture market share. Alltemp believes that alltemp® is a superior solution for replacement of R-22 and many other emerging HFC refrigerant blends like R-410a. The performance and efficiency attributes of alltemp® exceed existing R-22 and HFC alternatives in the market today. It is also clear that alltemp® is a solid environmental solution.

The biggest marketing challenge faced by Alltemp is creating broad industry awareness of the alltemp® product. Secondly, Alltemp must establish an efficient distribution chain to reach OEM’s, wholesalers, contractors and service personnel responsible for selection of a particular refrigerant for a given application; or requiring a refrigerant to service existing plant and equipment. Alltemp has reached the point in its development where it now has entered the market with alltemp® on a commercial scale. Site installations and key discussions with service technicians and distributors have already begun throughout the United States. Case studies have been documented proving the efficacy of alltemp® under Alltemp’s Early Adopter Program.

Results of Operation

Comparison for the Three Months Ended March 31, 2017 and 2016.

Revenues

The Company did not generate any revenue for the three months ended March 31, 2017 and 2016.

Operating Expenses

Our expenses during the three months ended March 31, 2017 and 2016 consisted of general and administrative expenses in the amount of $30,798 and 5,606, respectively, and stock-based compensation of $109,641 and $0, respectively. The increase in general and administrative expenses is attributable to corporate fees of $13,005, accounting fees of $7,743 and legal fees of $7,218. The stock-based compensation is attributable to stock compensation during the period.

Net Loss

We are currently operating at a loss and we have a net loss of $147,303 for the three months ended March 31, 2017 as compared to $5,606 for the three months ended March 31, 2016. The increase in net loss was primarily due stock compensation of $109,641, corporate fees of $13,005, accounting fees of $7,743 and legal fees of $7,218.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016

Current Assets	$276,053	$288,979
Current Liabilities	(769,430)	(636,612)
Working Deficiency	$(493,377)	$(347,633)

Current assets for the quarter ended March 31, 2017 decreased compared to December 31, 2016 primarily due to cash used for business operations.

Current liabilities for the quarter ended March 31, 2017 increased compared to December 31, 2016 primarily due to increase in common stock payable of $109,641.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2017	March 31, 2016
Net Cash Used in Operating Activities	$(15,851)	$(6,124)
Net Cash Used in Investing Activities	-	(3,256)
Net Cash Provided by Financing Activities	1,089	9,005
Net Decrease in Cash	$(14,762)	$(375)

Net Cash Used in Operating Activities

Our cash used in operating activities for the three-month period ended March 31, 2017 was $15,851 as compared to $6,124 for the three-month period ended March 31, 2016. The decrease is attributable to cash used for business operations.

Net Cash Used in Investing Activities

Our cash used in investing activities for the three-month period ended March 31, 2017 was $0 as compared to $3,256 for the three-month period ended March 31, 2016. The decrease is attributable to no purchase of intangible assets during the period ended March 31, 2017.

Net Cash Provided by Financing Activities

Our cash provided by financing activities for the three-month period ended March 31, 2017 was $1,089 as compared to $9,005 for the three-month period ended March 31, 2016. The decrease is attributable to decrease in proceeds from notes payable.

Going Concern

At March 31, 2017, we had an accumulated deficit of $773,807 and incurred a net loss of $147,303 for the three-month period ended March 31, 2017.  We did not generate any revenues and have incurred losses since inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

None

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

Alltemp, Inc.

May 22, 2017	By:	/s/ William Lopshire
William Lopshire Chief Executive Officer and acting Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

