Form 10-Q
period 2017-06-30
ALLTEMP, INC.
filed 2017-08-14
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55122

ALLTEMP, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0142655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

960 Westlake Boulevard, Suite 207

Westlake Village, California 91361

(Address of principal executive offices and zip code)

(855) 687-4867

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 1, 2017, the Company had 165,852,317 shares of common stock, $0.001 par value, issued and outstanding.

Documents incorporated by reference: None

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Alltemp, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses or products, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the information contained in the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission on January 25, 2017 and April 28, 2017, and the Company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on May 23, 2017. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLTEMP, INC.

(Formerly Source Financial, Inc.)
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$2,415,009	$3,317,964
Accounts receivable	51,250	17,516
Inventories	44,399	—
Prepaid expenses and other current assets	86,580	—
Total current assets	2,597,238	3,335,480
Property and equipment, net	189,573	126,593
Deposits and other noncurrent assets	22,748	—
Total assets	$2,809,559	$3,462,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,438	$76,409
Accrued compensation and related expenses	161,089	15,000
Insurance premium financing obligations	43,591	—
Notes payable, including accrued interest of $1,222 at June 30, 2017	9,222	—
8% convertible demand promissory note payable, including accrued interest of $7,285 and $3.290 at June 30, 2017 and December 31, 2016, respectively	107,285	103,290
10% demand convertible promissory note payable to related party, including accrued interest of $5,666, net of unamortized discount of $58,250 at December 31, 2016	—	197,416
Total current liabilities	471,625	392,115

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued – none	—	—
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding – 165,852,317 shares at June 30, 2017 and 126,278,899 shares at December 31, 2016	165,852	126,279
Additional paid-in capital	10,190,018	6,772,420
Accumulated deficit	(8,017,936)	(3,828,741)
Total stockholders’ equity	2,337,934	3,069,958
Total liabilities and stockholders’ equity	$2,809,559	$3,462,073

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$54,524	$—	$62,805	$—
Cost of sales	40,036	—	42,125	—
Gross profit	14,488	—	20,680	—

Costs and expenses:
Selling, general and administrative costs	3,086,972	551,484	3,860,956	1,177,521
Research and development costs	104,636	125,790	276,476	245,162
Total costs and expenses	3,191,608	677,274	4,137,432	1,422,683
Loss from operations	(3,177,120)	(677,274)	(4,116,752)	(1,422,683)
Interest expense	4,527	—	72,443	—
Net loss	$(3,181,647)	$(677,274)	$(4,189,195)	$(1,422,683)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding – basic and diluted	154,764,789	109,999,969	140,981,950	109,824,358

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2017

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholder’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	126,278,899	$126,279	$6,772,420	$(3,828,741)	$3,069,958
Common stock issued in connection with sale of units	767,070	767	179,233	—	180,000
Common stock issued in connection with reverse merger transaction	38,806,348	38,806	206,441	—	245,247
Stock-based compensation expense	—	—	3,031,924	—	3,031,924
Net loss	—	—	—	(4,189,195)	(4,189,195)
Balance, June 30, 2017	165,852,317	$165,852	$10,190,018	$(8,017,936)	$2,337,934

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(4,189,195)	$(1,422,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,659	11,759
Amortization of note discount	58,250	—
Stock-based compensation expense	3,031,924	1,075,136
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(33,734)	—
Inventories	(44,399)	—
Prepaid expenses and other current assets	2,604	30,000
Deposits and other noncurrent assets	(22,748)	—
Increase (decrease) in -
Accounts payable and accrued expenses	43,100	88,048
Accrued compensation and related benefits	146,089	—
Accrued interest payable	13,678	—
Net cash used in operating activities	(978,772)	(217,740)

Cash flows from investing activities:
Purchase of property and equipment	(78,639)	(47,874)
Net cash used in investing activities	(78,639)	(47,874)

Cash flows from financing activities:
Payments on insurance premium financing obligations	(25,544)	—
Proceeds from sale of common stock	180,000	100,000
Net cash provided by financing activities	154,456	100,000

Cash:
Net decrease	(902,955)	(165,614)
Balance at beginning of period	3,317,964	166,128
Balance at end of period	$2,415,009	$514

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$515	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Increase to additional paid-in capital as a result of reverse merger transaction	$245,247	$—
Insurance premium financing obligations incurred in connection with directors and officers and general liability insurance policies	$69,135	$—

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2017 and 2016

1. Organization and Basis of Presentation

Organization and Reverse Merger

On January 24, 2017, Alltemp, Inc. (“Alltemp”), a Delaware corporation, CSES Group, Inc. (“CSES”), a Nevada corporation, and CSES Acquisition, Inc. (“Merger Sub”), a Nevada corporation, executed an Agreement and Plan of Merger (the “Merger Agreement”) that provided for Merger Sub to be merged into CSES (the “Merger”), with each outstanding share of common stock of CSES to be converted into 10.65375 shares of Alltemp’s common stock (the “Exchange Ratio”), and each outstanding warrant and stock option to purchase shares of CSES common stock to be cancelled in exchange for a warrant or stock option to purchase shares of Alltemp’s common stock based on the Exchange Ratio.

On April 21, 2017, in connection with the Merger, the Company’s Certificate of Incorporation was amended to change the Company’s name to Alltemp, Inc. from Source Financial, Inc. and to increase the Company’s authorized shares to 500,000,000 shares of common stock (par value $0.001 per share) and 10,000,000 shares of preferred stock (par value $0.01 per share).

On April 27, 2017, the consummation of the Merger was effective and CSES became a wholly-owned subsidiary of Alltemp. Pursuant to the Merger Agreement, the Company (1) issued to the shareholders of CSES an aggregate of 127,045,969 shares of the Company’s common stock; (2) issued to the holders of warrants to purchase CSES common stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s common stock; (3) issued to the holders of stock options to purchase CSES common stock, stock options to purchase an aggregate of 31,961,200 shares of the Company’s common stock; and (4) issued to the holder of a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000, convertible into 535,681 shares of the Company’s common stock. The Series C Preferred Stock of Alltemp had previously been converted into common stock, and all stock options and warrants of Alltemp were cancelled at the consummation of the Merger.

Additional information with respect to the reverse merger is provided at Note 3.

Basis of Presentation

For financial reporting purposes, CSES was considered the accounting acquirer in the transaction and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of CSES and do not include the historical financial results of Alltemp through April 27, 2017. The stockholders’ equity section of Alltemp’s balance sheet has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. The net loss per share and weighted average common shares outstanding also reflect the retroactive restatement for all periods presented. All costs associated with the reverse merger transaction were expensed as incurred. Unless the context indicates otherwise, Alltemp and CSES are hereinafter referred to as the “Company”.

As a result of the Merger, the former stockholders of CSES owned approximately 76.6% of Alltemp’s outstanding shares of common stock immediately following the consummation of the Merger, reflecting effective control at the closing of the transaction. In addition, CSES management and board members became the management and board members of Alltemp at the closing of the transaction. Accordingly, for legal purposes Alltemp was the legal acquirer and CSES was the legal acquiree, but for accounting purposes, CSES was the accounting acquirer and Alltemp was the accounting acquiree.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2017 and 2016. The condensed consolidated balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The interim financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. These financial statements should be read in conjunction with the audited financial statements of CSES that were included in the Company’s Current Reports on Form 8-K and Form 8-K/A, as filed with the SEC on April 28, 2017 and May 23, 2017, respectively.

Business Operations

CSES was incorporated in the State of Nevada on June 12, 2015 for the purpose of commercializing proprietary refrigerants under the name alltemp®.

CSES develops, markets and sells commercial refrigerants that are marketed under the name alltemp® and which are a proven solution for replacement of HCFC-22, better known as R-22, which is one of the world’s most commonly used refrigerants, as well as R-134a and R-404a. R-22 is rapidly being phased out in all developed countries due to environmental concerns over its strong effect on the depletion of the Earth’s ozone layer. The alltemp® proprietary refrigerants, with various blends classified as L, M, 4 and H, have broad applications in heating, ventilation and air conditioning (“HVAC”) systems, refrigeration, foam insulation, and industrial solvents.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LTMP”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal recurring sources of revenue to date, and during the six months ended June 30, 2017, the Company incurred a net loss of $4,189,195 and used cash in operations of $978,772. Additionally, the Company had an accumulated deficit of $8,017,936 as of June 30, 2017. The Company has financed its working capital requirements since inception through the sale of its equity securities and borrowings.

At June 30, 2017, the Company had cash of $2,415,009, which management believes is not sufficient to fund the Company’s operations through June 30, 2018, nor to fund the Company’s continuing efforts during this period to transition from a technology development company to a company with sustainable commercial operations. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary to advance the development of its business to the point at which it will become commercially viable and self-sustaining.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2016, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. Such financing may contain undue restrictions on the Company’s operations, in the case of debt financing, or cause substantial dilution for the Company’s stockholders, in case of equity financing. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

The amount and timing of future cash requirements in 2018 and thereafter will depend on the capital resources required to develop and expand the Company’s business. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. [i]

Reclassifications

Certain comparative figures in 2016 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Alltemp and its wholly-owned subsidiary, CSES. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the accounting for potential liabilities, the assumptions utilized in valuing stock-based compensation issued for services, and the realization of deferred tax assets. Actual results could differ from those estimates.

Cash Concentrations

The Company maintains cash balances with financial institutions in federally-insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

Research and Development

Research and development costs consist primarily of manufactured products utilized in research activities, fees paid to consultants and outside service providers, laboratories and universities, and other expenses relating to the research and development of new products and technology.

Research and development costs were $104,636 and $125,790 for the three months ended June 30, 2017 and 2016, respectively, and $276,476 and $245,162 for the six months ended June 30, 2017 and 2016, respectively.

Concentration of Risk

During the three months and six months ended June 30, 2017, 90% and 78%, respectively, of the Company’s revenues were derived from two customers.

The Company purchased storage tanks from one supplier during the year ended December 31, 2016. No purchases of storage tanks were made during the six months ended June 30, 2017. The Company believes that there are alternate suppliers of such storage tanks.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2017 and December 31, 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

The Company is currently delinquent with respect to certain of its U.S. federal income tax filings.

Stock-Based Compensation

The Company may periodically issue common stock options to members of the Board of Directors, officers, employees and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers, employees and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Prior to the April 27, 2017 reverse merger date, expected volatilities were based on an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends, as the Company did not have a trading history for its own common stock. Since the reverse merger date, volatilities are based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statement of operations. The Company issues new shares of common stock to satisfy stock option exercises.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a trial basis under an “early adopter” program. As the Company maintains ownership of these products during the trial period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. Through June 30, 2017, the Company had not recognized any revenues under the early adopter program.

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts is established through a provision reducing the carrying value of receivables. At June 30, 2017 and December 31, 2016, management did not believe an allowance for doubtful accounts was necessary. The Company has not incurred any losses from uncollectible accounts receivable to date.

Inventories

Inventories consist of raw materials, work in progress and finished goods, which includes all direct material, labor and other overhead costs, and purchased components. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories also include finished goods and purchased components under the Company’s “early adopter” program of $13,166 at June 30, 2017.

Cost of Sales

Cost of sales includes salaries, benefits, raw materials, packaging, overhead, and other direct and indirect costs incurred to manufacture the Company’s proprietary alltemp® refrigerants at the Company’s Roseburg, Oregon facility, and to deliver the refrigerant to the customer’s facility and install it to the customer’s specifications. During the year ended December 31, 2016, prior to the commencement of revenue generating operations, such costs were classified as research and development costs.

Selling Expenses

Selling expenses consist of commissions, advertising, marketing, conferences, travel and other similar costs incurred to market the Company’s proprietary alltemp® refrigerants, as well as costs incurred under the Company’s “early adopter” program (see “Revenue Recognition” above).

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2017 and 2016.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all preferred shares, warrants and stock options outstanding are anti-dilutive.

Weighted average common shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

At June 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2017	2016

8% convertible note payable	532,687	—
Common stock options	31,961,250	21,307,500
Common stock warrants	18,409,680	—
Total	50,903,617	21,307,500

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying value of financial instruments (consisting of cash, accounts receivable, and accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Property and Equipment

Property and equipment is recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

Plant equipment	5 years
Computer equipment	5 years
Furniture and fixtures	7 years

The Company recognizes depreciation costs in manufacturing, selling, general and administrative costs, and research and development costs in the Company’s statements of operations. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed.

Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2017 and December 31, 2016, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined its effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842)(“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The Company generally does not finance purchases of property and equipment, but does lease its operating facilities. While the Company is continuing to assess the potential impact of ASU 2016-02, it currently expects that most of its lease commitments will be subject to ASU 2016-02 and accordingly, upon adoption will be recognized as lease liabilities and right-of-use assets in the Company’s balance sheet.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Agreement and Plan of Merger

On April 27, 2017, pursuant to a Merger Agreement dated as of January 24, 2017 by and among Alltemp (formerly Source Financial, Inc.) and CSES, Alltemp issued 127,045,969 shares of its common stock, constituting approximately 76.6% of the total shares of common stock of Alltemp outstanding upon consummation of the Merger, in exchange for all of the issued and outstanding shares of CSES. As a result of the Merger, CSES became a wholly-owned subsidiary of Alltemp. The terms of the transaction were determined through arm’s-length negotiations between Alltemp and CSES.

Additionally, pursuant to the Merger Agreement, holders of options to purchase 3,000,000 shares of CSES common stock, constituting all outstanding CSES common stock options, received options to purchase 31,961,250 shares of Alltemp common stock, and holders of warrants to purchase 1,728,000 shares of CSES common stock, constituting all outstanding CSES common stock warrants, received warrants to purchase 18,409,680 shares of Alltemp common stock. At the consummation of the Merger, all stock options and warrants of Alltemp were cancelled, and all shares of Series C Preferred Stock outstanding were converted into shares of Alltemp common stock.

As conditions precedent to the Merger, holders of five Alltemp convertible notes payable, with an aggregate principal amount of $350,000, plus aggregate accrued interest of $9,513, were converted into 5,892,827 shares of Alltemp common stock. In addition, an Alltemp consultant was issued 20,404,000 shares of Alltemp common stock in full settlement of amounts owed to him for services rendered.

Alltemp had a total of 165,852,317 shares of common stock issued and outstanding immediately after giving effect to the Merger and the related conditions precedent on April 27, 2017. On such date, the stockholders of the Company immediately prior to the Merger owned 38,806,348 shares of common stock (consisting of 12,509,521 shares owned by the Alltemp common shareholders and former Alltemp preferred shareholders, 5,892,827 shares owned by the former holders of Alltemp convertible notes payable, and 20,404,000 shares owned by an Alltemp consultant), equivalent to approximately 23.4% of the issued and outstanding shares of the Company’s common stock, as a result of which the Company is controlled subsequent to April 27, 2017 by the former stockholders of CSES. There were no common or preferred stock issuances subsequent to the consummation of the reverse merger on April 27, 2017 through June 30, 2017.

A summary of the current assets acquired and current liabilities assumed in the reverse merger transaction is as follows:

Current assets:
Advances and prepaid expenses	$20,049
Total current assets	20,049

Current liabilities:
Accounts payable	23,034
Due to former management	7,895
Notes payable	8,000
Accrued interest on notes payable	1,054
Total current liabilities	39,983

Net current assets (liabilities)	$(19,934)

Prior to the consummation of the Merger, on September 20, 2016, in connection with the entry into a binding Memorandum of Understanding between Alltemp and CSES, Alltemp provided a bridge loan aggregating $250,000 to CSES during 2016 bearing interest at the rate of 10% per annum, which was outstanding, including accrued interest of $15,181, on the closing date of the reverse merger transaction. Upon completion of the closing of the reverse merger transaction, the elimination of the bridge loan and accrued interest aggregating $265,181, less the net current liabilities assumed of $19,934, has been treated as an increase to additional paid-in capital of $245,247 at the date of the reverse merger.

4. Inventories

Inventories as of June 30, 2017 are summarized as follows:

June 30, 2017

Raw materials	$6,517
Work in process	4,738
Finished goods	4,497
Purchased components	28,647
Total inventories	$44,399

The Company had no inventories at December 31, 2016.

5. Property and Equipment

Property and equipment as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016

Plant equipment	$127,623	$124,728
Computer equipment	6,545	5,290
Furniture and fixtures	22,388	—
Construction in process	76,773	24,672
	233,329	154,690
Less accumulated depreciation	(43,756)	(28,097)
Net property and equipment	$189,573	$126,593

Construction in process at June 30, 2017 and December 31, 2016 consists of a revised and expanded production line at the Company’s manufacturing facility in Roseburg, Oregon. Testing of this production line began in late July 2017 and operations are expected to commence in September 2017.

Depreciation expense for the three months and six ended March 31, 2017and 2016 is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Manufacturing costs	$6,041	$—	$14,237	$—
Selling, general and administrative costs	912	—	1,422	—
Research and development costs	—	5,432	—	11,759
Total	$6,953	$5,432	$15,659	$11,759

The Company began its manufacturing activity in early 2017. Through December 31, 2016, depreciation expense related to research and development activities with respect to Company’s proprietary alltemp® refrigerants.

6. Notes Payable

Notes Payable

As of June 30, 2017, notes payable consisted of two notes with an aggregate principal amount of $8,000 and accrued interest payable of $1,222, as described below. These notes were assumed by the Company on April 27, 2017 in connection with the Merger. These notes were due and payable upon maturity in June 2017, and were repaid in full, including accrued interest, subsequent to June 30, 2017.

On March 21, 2016, Alltemp entered into a 6-month promissory note agreement for $3,000. The note payable, which was originally due on September 21, 2016, bears interest at 12% per annum and is unsecured. Subsequently, the note was amended to provide for a due date of June 21, 2017. As of June 30, 2017, the note had a total balance due of $3,459, including accrued interest of $459.

On March 23, 2016, Alltemp entered into a 6-month promissory note agreement for $5,000. The note payable, which was originally due on September 23, 2016, bears interest at 12% per annum and is unsecured. Subsequently, the note was amended to provide for a due date of June 23, 2017. As of June 30, 2017, the note had a total balance due of $5,763, including accrued interest of $763.

Interest expense charged to operations with respect to these promissory notes payable during the three months and six months ended June 30, 2017 was $168.

8% Convertible Promissory Note Payable

On August 5, 2016, CSES issued an unsecured 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $100,000 to an accredited investor. The 8% Note was due and payable in full on August 5, 2017. The 8% Note was originally convertible at any time into shares of CSES common stock at a price per share of $2.00, equivalent to 50,000 shares of CSES common stock. In connection with the Merger, the 8% Note became convertible at $0.1877 per share into 532,687 shares of Alltemp common stock. As of June 30, 2017, the 8% Note had a total balance due of $107,285, including accrued interest in the amount of $7,285. Interest expense charged to operations with respect to the 8% Note during the three months and six months ended June 30, 2017 was $1,995 and $3,995, respectively.

10% Demand Convertible Promissory Note Payable to Related Party

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (“MOU”) with Alltemp, whereby CSES and Alltemp agreed to cause a merger of CSES with Alltemp, and Alltemp agreed to provide certain financial accommodations and services to the CSES. Pursuant to the terms of the MOU, CSES issued an unsecured 10% Demand Convertible Promissory Note (the “10% Note”) in favor of Alltemp for a total principal amount of $250,000, which CSES received during the year ended December 31, 2016. The 10% Note became convertible at $0.0704 per share (originally $0.75 per share) as a result of the reverse merger transaction, and accrued interest at a rate of 10% per annum. Interest expense charged to operations on the 10% Note during the three months and six months ended June 30, 2017 was $1,849 and $9,515, respectively.

As the conversion price of $0.0704 reflected a price discount below the fair market value of CSES common stock, which was determined to be $0.1877 per share as of the date of the Note, there was deemed a beneficial conversion feature of $250,000 associated with the 10% Note. As such, CSES recorded a charge of $250,000 to additional paid-in capital and as a note discount, representing the fair value of the beneficial conversion feature at the date of issuance of the 10% Note. The note discount was amortized as additional interest expense using the effective interest method over the term of the 10% Note. The unamortized portion of the note discount at December 31, 2016 was $58,250. As of December 31, 2016, the 10% Note consisted of principal of $250,000, plus accrued interest of $5,666, less unamortized note discount of $58,250. The amortization of note discount charged to operations as additional interest expense was $0 and $58,250 for the three months and six months ended June 30, 2017, respectively.

Information with respect to the accounting treatment of the 10% Note to Alltemp as a result of the completion of the reverse merger transaction effective April 27, 2017 is provided at Note 3.

7. Related Party Transactions

The Company leases its research and development, manufacturing and distribution facility, located in Roseburg, Oregon, under a Commercial Sublease Agreement dated July 1, 2015 (the “Sublease”) from a major shareholder who is also the Chairman of the Company’s Board of Directors. The Sublease provides for a term of one year, with automatic renewal periods of one year unless either party provides written notice of its intent not to renew, and provides for a monthly payment of $12,000.In July 2016 and July 2017, the Sublease was automatically extended for additional periods of one year, respectively. During the three months ended June 30, 2017 and 2016, the Company paid $36,000 and $36,000, respectively, pursuant to the Sublease. During the six months ended June 30, 2017 and 2016, the Company paid $72,000 and $77,000, respectively, pursuant to the Sublease. There was no rent payable pursuant to the Sublease at June 30, 2017 and December 31, 2016. The charge of $77,000 incurred during the six months ended June 30, 2016 included $5,000 due for the year ended December 31, 2015.

Prior to April 13, 2017, the Company occupied its Westlake Village, California corporate offices under a sublease from a related party. On April 13, 2017, the Company entered into an Assignment and Assumption & Third Modification to Lease Agreement (the “Lease”) to assume the lease for its Westlake Village, California corporate offices. The Lease is for a term of five years, expiring on April 30, 2022, at an initial monthly gross rent of $2,780, increasing by 3% annually each year. In connection with entering into this Lease, the Company incurred a cost of $8,370, which is being amortized over the five-year term of the Lease. Rent expense with respect to this office facility was $7,382 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $12,092 and $0 for the six months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017 and 2016, the Company incurred charges of $45,000 and $0, respectively, with respect to the compensation for its Chief Executive Officer. During the six months ended June 30, 2017 and 2016, the Company incurred charges of $120,000 and $0, respectively, with respect to the compensation for its Chief Executive Officer. The charge of $120,000 incurred during the six months ended June 30, 2016 includes $30,000 due for the year ended December 31, 2016. Compensation payable pursuant to this arrangement was $135,000 and $15,000 at June 30, 2017 and December 31, 2016, respectively. The Company intends to continue to accrue such compensation to its Chief Executive Officer until a formal compensation arrangement is finalized.

During the three months and six months ended June 30, 2017 and 2016, the Company incurred charges of $29,500 and $48,500, respectively, with respect to information technology and systems consulting services provided by Alexander Antebi, the son of Steven S. Antebi, a consultant to and shareholder of the Company (see Notes 9 and 10). The Company did not incur any such consulting services during the three months and six months ended June 30, 2016.

Information with respect to a note payable to a related party is provided at Note 6.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2017 and December 31, 2016, the Company had not issued or designated any class of preferred stock. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of December 31, 2016, the Company had authorized 50,000,000 shares of its common stock, par value $0.001 per share. In connection with the Merger Agreement, the Company amended its Certificate of Incorporation to increase the its authorized shares of common stock to 500,000,000 shares.

In February 2016, the Company sold 532,688 shares of its common stock at a price of $0.1877 per share, generating gross proceeds of $100,000 during the six months ended June 30, 2016.

From November 2016 through February 2017, the Company sold equity securities under a private placement offering to individual accredited investors (the “Offering”) that resulted in the sale of an aggregate of 17,046,000 units at a price of $0.2347 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant to purchase one share of common stock at an exercise price of $0.7040 per share. Total cash proceeds from this offering were $3,680,000, net of placement agent fees of $320,000, including gross proceeds of $180,000 received in February 2017 for 767,070 units. The placement agent’s fees of $320,000 were paid in the form of 1,363,680 units. The warrants were fully vested when issued and expire three years after the date of issuance.

Additionally, in connection with the Offering, as an additional private placement fee, the placement agent was issued warrants exercisable at $0.2347 per share for a period of three years to purchase 1,363,680 shares of common stock.

The common stock warrants issued by CSES in connection with the Offering were converted into common stock warrants of Alltemp at the closing of the reverse merger transaction on April 27, 2017.

Common Stock Warrants

A summary of common stock warrant activity during the six months ended June 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock warrants outstanding at December 31, 2016	17,642,610	$0.6677
Issued	767,070	0.7040
Exercised	—	—
Expired	—	—
Stock warrants outstanding at June 30, 2017	18,409,680	$0.6692	2.46

Stock warrants exercisable at December 31, 2016	17,642,610	$0.6677
Stock warrants exercisable at June 30, 2017	18,409,680	$0.6692	2.46

The exercise prices of common stock warrants outstanding and exercisable at June 30, 2017 are as follows:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.2347	1,363,680	1,363,680
$0.7040	17,046,000	17,046,000
	18,409,680	18,409,680

The intrinsic value of exercisable but unexercised in-the-money common stock warrants at June 30, 2017 was approximately $525,000, based on a fair market value of $0.6200 per share on June 30, 2017. The common stock warrants did not have any intrinsic value at December 31, 2016.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

9. Stock-Based Compensation

The Company may periodically issue common stock options to members of the Board of Directors, officers, employees and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant.

In June 2015, the Board of Directors of CSES approved the 2015 Stock Option Plan For Directors, Executive Officers, and Employees of Key Consultants (the “Plan”), which is administered by the Company’s Board of Directors or a committee thereof (the “Administrator”) as set forth in the Plan. The Plan provides for the granting of up to 31,961,250 stock options to employees, directors (including non-employee directors) and key consultants. Grants under the Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an option, other than with respect to substitute awards, shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). As of June 30, 2017, unexpired stock options for 31,961,250 shares were issued and outstanding under the 2015 Plan and no further stock options were available for issuance under the 2015 Plan.

On June 15, 2015, CSES granted stock options pursuant to the Plan to three employees to purchased 21,307,500 shares of the Company’s common stock at an exercise price of $0.2084 per share, vesting over twelve months from date of grant, and expiring of two years from vesting date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,364,005 ($0.1109 per share), which was charged to operations ratably from June 15, 2015 through June 15, 2016. During the three months and six months ended June 30, 2016, the Company recorded a total charge to operations of $489,284 and $1,075,564, respectively, with respect to these stock options.

On December 1, 2016, CSES granted stock options pursuant to the Plan to a consultant in connection with an Advisory Agreement to purchase 10,653,750 shares of the Company’s common stock at a price of $0.1877 per share, vesting over twelve months from date of grant, and expiring of two years from vesting date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,638,782 ($0.1538 per share), which is being charged to operations ratably from December 1, 2016 through December 1, 2017. During the three months and six months ended June 30, 2017, the Company recorded a total charge to operations of $2,627,841 and $3,031,924, respectively, with respect to these stock options. Additional information with respect to the Advisory Agreement is provided at Note 10.

The fair value of each stock option awarded is estimated on the date of grant and subsequent measurement dates using the Black-Scholes option-pricing model. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Prior to the April 27, 2017 merger date, expected volatilities were based on an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends, as the Company did not have any trading history for its own common stock. Since the merger date, volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life of the stock options is the average of the vesting term and the full contractual term of the stock options.

The stock options issued by CSES in 2015 and 2016 were converted into stock options of Alltemp at the closing of the reverse merger transaction on April 27, 2017.

For stock options requiring an assessment of value during the six months ended June 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.44%
Expected dividend yield	0%
Expected volatility	120%
Expected life	2.4 years

For stock options requiring an assessment of value during the six months ended June 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.47%
Expected dividend yield	0%
Expected volatility	98%
Expected life	3.0 years

Total stock-based compensation expense was $2,627,841 and $489,284 for the three months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense was $3,031,924 and $1,075,564 for the six months ended June 30, 2017 and 2016, respectively.

A summary of stock option activity during the six months ended June 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2016	31,961,250	$0.2015
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at June 30, 2017	31,961,250	$0.2015	1.45

Stock options exercisable at December 31, 2016	21,307,500	$0.2084
Stock options exercisable at June 30, 2017	21,307,500	$0.2084	0.96

Total deferred compensation expense for the outstanding value of unvested stock options was $2,311,182 at June 30, 2017, which is being recognized subsequent to June 30, 2017 over a weighted-average period of approximately five months.

The exercise prices of common stock options outstanding and exercisable at June 30, 2017 are as follows:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.1877	10,653,750	—
$0.2084	21,307,500	21,307,500
	31,961,250	21,307,500

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2017 was approximately $8,771,000, based on a fair market value of $0.6200 per share on June 30, 2017.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2016 was approximately $1,060,000, based on a fair market value of $0.0957 per share on December 31, 2016.

Outstanding options to acquire 10,653,750 shares of the Company’s common stock had not vested at June 30, 2017.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

10. Commitments and Contingencies

Legal Contingencies

The Company may be subject to various legal proceedings from time to time as part of its business. As of June 30, 2017, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

Significant Agreements and Contracts

The Company leases its research and development, manufacturing and distribution facility, located in Roseburg, Oregon, under a Commercial Sublease Agreement dated July 1, 2015 (the “Sublease”) from a major shareholder who is also the Chairman of the Company’s Board of Directors. The Sublease provides for a term of one year, with automatic renewal periods of one year unless either party provides written notice of its intent not to renew, and provides for a monthly payment of $12,000. In July 2016 and July 2017, the Sublease was automatically extended for additional periods of one year, respectively.

Effective January 1, 2016, the Company entered into a Statement of Work (“SOW”) with Kawasaki Consulting, Inc. for quantitative consulting, statistical analysis and forecasting, project management, analytic reporting services, and data management.  The SOW provides for a monthly cash fee of $15,000 for a period of three years through December 31, 2018.

On April 13, 2017, the Company entered into an Assignment and Assumption & Third Modification to Lease Agreement (the “Lease”) to assume the lease for its Westlake Village, California corporate offices. The Lease is for a term of five years, expiring on April 30, 2022, at an initial monthly gross rent of $2,780, increasing by 3% annually each year.

On December 1, 2016, the Company entered into an Advisory Agreement with Steven S. Antebi, a 9.99% shareholder of the Company, to provide financial advisory services to the Company at a monthly cash fee of $10,000 for a period of two years. Information with respect to a stock option issued by CSES to Mr. Antebi on December 1, 2016 is provided at Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reverse Merger

On January 24, 2017, Alltemp, Inc. (“Alltemp”), a Delaware corporation, CSES Group, Inc. (“CSES”), a Nevada corporation, and CSES Acquisition, Inc. (“Merger Sub”), a Nevada corporation, executed an Agreement and Plan of Merger (the “Merger Agreement”) that provided for Merger Sub to be merged into CSES (the “Merger”), with each outstanding share of common stock of CSES to be converted into 10.65375 shares of Alltemp’scommon stock (the “Exchange Ratio”), and each outstanding warrant and stock option to purchase shares of CSES common stock to be cancelled in exchange for a warrant or stock option to purchase shares of Alltemp’s common stock based on the Exchange Ratio.

On April 21, 2017, in connection with the Merger, the Company’s Certificate of Incorporation was amended to change the Company’s name to Alltemp, Inc. from Source Financial, Inc. and to increase the Company’s authorized shares to 500,000,000 shares of common stock (par value $0.001 per share) and 10,000,000 shares of preferred stock (par value $0.01 per share).

On April 27, 2017, the consummation of the Merger was effective and CSES became a wholly-owned subsidiary of Alltemp. Pursuant to the Merger Agreement, the Company (1) issued to the shareholders of CSES an aggregate of 127,045,969 shares of the Company’s common stock; (2) issued to the holders of warrants to purchase CSES common stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s common stock; (3) issued to the holders of stock options to purchase CSES common stock, stock options to purchase an aggregate of 31,961,200 shares of the Company’s common stock; and (4) issued to the holder of a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000, convertible into 535,681 shares of the Company’s common stock. The Series C Preferred Stock of Alltemp had previously been converted into common stock, and all stock options and warrants of Alltemp were cancelled at the consummation of the

For financial reporting purposes, CSES was considered the accounting acquirer in the transaction and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of CSES and do not include the historical financial results of Alltemp through April 27, 2017. The stockholders’ equity section of Alltemp’s balance sheet has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. The net loss per share and weighted average common shares outstanding also reflect the retroactive restatement for all periods presented. All costs associated with the reverse merger transaction were expensed as incurred. Unless the context indicates otherwise, Alltemp and CSES are hereinafter referred to as the “Company”.

As a result of the Merger, the former stockholders of CSES owned approximately 76.6% of Alltemp’s outstanding shares of common stock immediately following the consummation of the Merger, reflecting effective control at the closing of the transaction. In addition, CSES management and board members became the management and board members of Alltemp at the closing of the transaction. Accordingly, for legal purposes Alltemp was the legal acquirer and CSES was the legal acquiree, but for accounting purposes, CSES was the accounting acquirer and Alltemp was the accounting acquiree.

Overview of Business Operations

CSES was incorporated in the State of Nevada on June 12, 2015 for the purpose of commercializing proprietary refrigerants under the name alltemp®.

CSES develops, markets and sells commercial refrigerants that are marketed under the name alltemp® and which are a proven solution for replacement of HCFC-22, better known as R-22, which is one of the world’s most commonly used refrigerants, as well as R-134a and R-404a. R-22 is rapidly being phased out in all developed countries due to environmental concerns over its strong effect on the depletion of the Earth’s ozone layer. The alltemp® proprietary refrigerants, with various blends classified as L, M, 4 and H, have broad applications in heating, ventilation and air conditioning (“HVAC”) systems, refrigeration, foam insulation, and industrial solvents.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LTMP”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal recurring sources of revenue to date, and during the six months ended June 30, 2017, the Company incurred a net loss of $4,189,195 and used cash in operations of $978,772. Additionally, the Company had an accumulated deficit of $8,017,936 as of June 30, 2017. The Company has financed its working capital requirements since inception through the sale of its equity securities and borrowings.

At June 30, 2017, the Company had cash of $2,415,009, which management believes is not sufficient to fund the Company’s operations through June 30, 2018, nor to fund the Company’s continuing efforts during this period to transition from a technology development company to a company with sustainable commercial operations. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary to advance the development of its business to the point at which it will become commercially viable and self-sustaining.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2016, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. Such financing may contain undue restrictions on the Company’s operations, in the case of debt financing, or cause substantial dilution for the Company’s stockholders, in case of equity financing. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

The amount and timing of future cash requirements in 2018 and thereafter will depend on the capital resources required to develop and expand the Company’s business. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2017 and 2016 included elsewhere in this document.

Concentration of Risk

The Company maintains cash balances with financial institutions in federally-insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

During the three months and six months ended June 30, 2017, 90% and 78%, respectively, of the Company’s revenues were derived from two customers.

The Company purchased storage tanks from one supplier during the year ended December 31, 2016. No purchases of storage tanks were made during the six months ended June 30, 2017. The Company believes that there are alternate suppliers of such storage tanks.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a trial basis under an “early adopter” program. As the Company maintains ownership of these products during the trial period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. Through June 30, 2017, the Company had not recognized any revenues under the early adopter program.

Stock-Based Compensation

The Company may periodically issue common stock options to members of the Board of Directors, officers, employees and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers, employees and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Prior to the April 27, 2017 reverse merger date, expected volatilities were based on an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends, as the Company did not have a trading history for its own common stock. Since the reverse merger date, volatilities are based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statement of operations. The Company issues new shares of common stock to satisfy stock option exercises.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Plan of Operation

The Company has developed a proprietary refrigerant technology known as alltemp®, which is a proven replacement for many refrigerants worldwide that have been shown to have a detrimental effect on the global environment. alltemp® refrigerants are environmentally friendly, sustainable and cost-efficient energy solutions for the residential and commercial marketplace. alltemp® refrigerants, with various blends classified as L, M, 4 and H, have broad applications in HVAC systems, refrigeration, foam insulation, and industrial solvents. alltemp® is a proven solution for replacement of HCFC-22, better known as R-22, which is one of the world’s most commonly used refrigerants, as well as R-134a and R-404a. R-22 is rapidly being phased out in all developed countries due to environmental concerns over its strong effect on the depletion of the Earth’s ozone layer.

The continuing reduction of R-22 has created a critical shortage of replacement refrigerants for a multibillion dollar base of existing refrigeration and HVAC equipment. Refrigeration is the backbone of the world’s food supply, with 70% of the United State’s food refrigerated at some point between farm and table. Additionally, air conditioning has become an expected norm in most developed countries, with more than 81 million units sold annually. In emerging markets, the trend is even more pronounced and accelerating.

As of January 1, 2010, production and import for new equipment containing R-22 was prohibited. However, a controversial exception allowed Original Equipment Manufacturers (“OEMs”) to continue to manufacture and ship R-22 equipment as long as it was not pre-charged or loaded with R-22 refrigerant at the manufacturer’s facility. This so-called “loophole” greatly contributed to a further increase in demand for R-22. Commencing January 1, 2020, no “virgin” R-22 may be produced or imported, and equipment owners will be forced to rely solely on reclaimed or recycled R-22 for their ongoing servicing needs. The consequences of Environmental Protection Agency legislation has led to volatile price swings for R-22 as it continues to become more expensive and has left equipment owners and servicers seeking the limited sources of R-22, or reliable alternatives, for ongoing equipment servicing needs.

The Company’s alltemp® refrigerant fills a critical industry void by delivering an environmentally compliant R-22 replacement at a time when market demand is significantly on the rise.

The market potential for alltemp® is global as an R-22 replacement and as a replacement for many other commonly used refrigerants. alltemp® effectively meets the needs of developed countries in satisfying initiatives like the Montreal Protocol, as well as offering developing countries a more efficient and environmentally sustainable alternative. This is noteworthy, given the historic worldwide adoption and use of R-22 as the predominant refrigerant. In the United Kingdom and European Union, implementation of the Montreal Protocol has been even more aggressive than in the United States and Canada in phasing out R-22. Between 2000 and 2004, the European Union prohibited the production and import of new equipment containing R-22. Even further, beginning January 1, 2010, only recycled and reclaimed R-22 could be used to service existing equipment; culminating in an absolute ban on the use of R-22 for ongoing service needs on January 1, 2015.

As the global phase out of R-22 accelerates, individuals and business are increasingly confronted with a difficult decision that must be addressed: replace an entire R-22 plant with a new system or retrofit it by removing R-22 from the plant, and replacing it with an alternative refrigerant not subject to legislative controls. The breadth of this decision is universal, affecting everyone from the homeowner who must replace a faulty air conditioner in Miami or London to the global corporation with operations across all continents and millions of dollars in equipment investment that is dependent on R-22. The first alternative may not even be feasible for a large scale plant and is also the most expensive. This is especially true when existing infrastructure may have several more working years of useful life remaining. The second option is the economically preferred choice when a viable R-22 alternative is available and can match current system performance, or in many cases, given the gravity of the decision, at least have minimum degradation.

alltemp® provides an optimal replacement solution across multiple HVAC and refrigeration platforms and represents an improvement over R-22 in terms of environmental impact. alltemp® is a superior environmental alternative with an environmentally superior ODP and GWP than R-22.

The Company is uniquely positioned to capitalize on the continued demand for R-22 with its proprietary alltemp® product, while also satisfying the global mandate for an environmentally sustainable alternative. alltemp® also has a significant additional competitive advantage, as it can be utilized as an effective replacement for many other refrigerants in new equipment designed and marketed to replace R-22 equipment.

There are few R-22 alternative refrigerants available. The limited refrigerants marketed as R-22 replacements have many disadvantages that alltemp® does not have. These disadvantages range from an immediate loss of capacity and efficiency, to a requirement for extensive modification of existing R-22 equipment, in order to operate using synthetic oils, and replacement of elastomer seals. The few R-22 replacements on the market are a mixed “blend” of HFC’s and not a single compound like alltemp®. This is significant for a few reasons. When a blend is used, the resulting refrigerant has numerous different boiling points creating “glide”. Refrigerants with glide are less efficient than single component refrigerants without glide. Higher glides cause a system to work harder and therefore use more energy. alltemp® has zero glide. Since all HVAC equipment leaks to some extent, the chemical composition of blend refrigerants retained in the equipment actually changes over time. This change results in a reduction of the performance level of the original blend. When recharging is required to replace the refrigerant lost to leakage, the introduction of the original blend does not replace the lost elements in the required ratio to maintain the original composition of the blend. This in contrast to alltemp® (and other single compound refrigerants), which can be recharged without replacing the entire depleted stock. A refrigerant blend changes its concentration of “active” ingredients over time due to its ingredients evaporating at different speeds due to leakage. Servicing guidelines of blended refrigerants recommend replacement over “topping off” because of the unknown level of each ingredients concentration when leakage occurs. alltemp® can be topped off because when leakage occurs, the evaporation process leaves the same “active” ingredient concentration because it is a single compound. The existing inventory and reclamation stocks of R-22 are limited and declining. The manufacture and production of virgin R-22 is banned or rapidly being eliminated in all developed and developing countries. It is simply not practicable to meet ongoing R-22 servicing requirements for existing plant and equipment without utilizing an R-22 replacement alternative. Global environmental legislation mandates the use of such alternatives or the replacement of existing R-22 plant and equipment.

The Company’s marketing focus is to create broad industry awareness of the alltemp® product. The Company will also need to establish an efficient distribution chain to reach OEM’s, wholesalers, contractors and service personnel responsible for selection of a particular refrigerant for a given application; or requiring a refrigerant to service existing plant and equipment. The Company has reached the point in its development where it now has entered the marketplace with alltemp® on a commercial scale. Beta site installations and key discussions with service technicians and distributors have already begun throughout the United States. Case studies have been documented proving the efficacy of alltemp® under the Company’s Early Adopter Program (see “Revenue Recognition” above).

The Company has chosen a multi-prong approach to develop sustainable revenue streams, increase brand awareness, and capture market share. The Company believes that alltemp® is a superior solution for replacement of R-22 and many other emerging HFC refrigerant blends like R-410a. The performance and efficiency attributes of alltemp® exceed existing R-22 alternatives in the marketplace today, and the alltemp® proprietary refrigerants represent a technologically viable environmental solution.

The Company’s business is at an early stage of commercialization. Accordingly, the Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to fund its business development activities and to ultimately achieve sustainable operating revenues and profitability. There can be no assurances that the Company’s business will be able to generate sustainable operating revenues in the next few years. Furthermore, even if the Company does develop sustainable operating revenues, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

Results of Operations

At June 30, 2017, the Company was in the process of constructing a revised and expanded production line at the Company’s manufacturing facility in Roseburg, Oregon. Testing of this production line began in late July 2017, and operations are expected to commence in September 2017.

The Company has not yet developed sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$54,524	$—	$62,805	$—
Cost of sales	40,036	—	42,125	—
Gross profit	14,488	—	20,680	—
Gross profit percentages	26.6%	—	32.9%	—

Costs and expenses:
Selling, general and administrative costs	3,086,972	551,484	3,860,956	1,177,521
Research and development costs	104,636	125,790	276,476	245,162
Total costs and expenses	3,191,608	677,274	4,137,432	1,422,683
Loss from operations	(3,177,120)	(677,274)	(4,116,752)	(1,422,683)
Interest expense	4,527	—	72,443	—
Net loss	$(3,181,647)	$(677,274)	$(4,189,195)	$(1,422,683)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding – basic and diluted	154,764,789	109,999,969	140,981,950	109,824,358

Three Months Ended June 30, 2017 and 2016

Revenues. For the three months ended June 30, 2017, revenues were $54,524, reflecting the recent commencement of revenue generating operations in 2017. The Company did not have any revenues for the three months ended June 30, 2016.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a trial basis under an “early adopter” program. As the Company maintains ownership of these products during the trial period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. Through June 30, 2017, the Company had not recognized any revenues under the early adopter program.

Cost of Sales. For the three months ended June 30, 2017, cost of sales was $40,036. The Company did not have any cost of sales for the three months ended June 30, 2016.

Cost of sales includes the salaries, benefits, raw materials, packaging, overhead, and other direct and indirect costs required to manufacture the Company’s proprietary alltemp® refrigerants at the Company’s Roseburg, Oregon facility, and to deliver the refrigerant to the customer’s facility and install it to the customer specifications. Prior to the commencement of revenue generating operations in 2017, such costs were attributed to the research and development of the product. The Company generated a positive gross margin on sales for the three months ended June 30, 2017. However, the Company’s refrigerants involve new and technologically complex materials and processes. As the Company moves from making small quantities of its refrigerants to larger quantities for commercial distribution, the Company will be developing new manufacturing techniques and processes that are expected to scale production. The Company is currently experiencing low yields on its manufacturing process, but it is expected that over the next few years refined processes will improve manufacturing yields.

Gross Profit. For the three months ended June 30, 2017, gross profit was $14,488, or 26.6% of revenues. The Company did not have any gross profit for the three months ended June 30, 2016.

Selling, General and Administrative Costs. For the three months ended June 30, 2017, selling, general and administrative costs were $3,086,972, which consisted of the fair value of stock options issued to a consultant of $2,627,841, salaries and related costs of $190,853, consulting and professional fees of $186,254, insurance expense of $17,746, advertising and marketing costs of $37,965 (including $12,934 attributable to the early adopter program), rent expense of $7,794, and other operating costs of $18,519.

For the three months ended June 30, 2016, selling, general and administrative costs were $551,484, which consisted of the fair value of stock options issued to officers of $489,284, insurance expense of $8,071, advertising and marketing costs of $53,179 (including $51,855 attributed to the early adopter program), and other operating costs of $950.

Selling, general and administrative costs increased by $2,535,488 or 459.8% in 2017 as compared to 2016, primarily as a result of an increase of $2,138,557 in the fair value of stock options issued to officers and a consultant, $190,853 in salaries and related costs, $186,254 in consulting and professional fees, and $9,675 in insurance expense, partially offset by a net decrease in advertising and marketing costs of $15,214 (including a decrease of $38,921 attributable to the early adopter program).

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a trial basis under an early adopter program (see “Revenues” above). Costs with respect to the early adopter program are included in selling, general and administrative costs.

The increase in the fair value of stock options issued to officers and a consultant of $2,138,557 in 2017 as compared to 2016 was due primarily to a charge to operations of $2,627,841 for the fair value of vesting stock options previously granted to a consultant on December 1, 2016. The increase in consulting and professional fees was principally due to fees incurred in connection with the Company’s reverse merger transaction effective April 27, 2017. The increase in salaries and related costs, advertising and marketing costs, insurance expense, and other operating costs was due primarily to the Company’s increasing efforts to market and commercialize its proprietary alltemp® refrigerants. The Company expects that general and administrative costs will continue to increase during the remainder of 2017 as compared to 2016 as a result of the Company incurring the higher legal, accounting, investor relations, insurance, compliance and administrative costs associated with being a public company.

Research and Development Costs. For the three months ended June 30, 2017, research and development costs were $104,636, which consisted of internal research and development activities of $28,124, testing and monitoring of $75,323, and other costs of $1,189.

For the three months ended June 30, 2016, research and development costs were $125,790, which consisted of internal research and development activities of $51,889, and testing and monitoring of $73,901.

Research and development costs decreased by $21,154 or 16.8% in 2017 as compared to 2016, primarily as a result of a decrease of $23,765 in internal research and development activities.

Interest Expense. For the three months ended June 30, 2017, the Company incurred interest expense of $4,527, which consisted primarily of accrued interest of $1,849 related to the 10% convertible note payable and $1,995 related to the 8% convertible note payable. The Company had no interest expense for the three months ended June 30, 2016.

Net Loss. For the three months ended June 30, 2017, the Company incurred a net loss of $3,181,647, as compared to a net loss of $677,274 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Revenues. For the six months ended June 30, 2017, revenues were $62,805, reflecting the recent commencement of revenue generating operations in 2017. The Company did not have any revenues for the six months ended June 30, 2016.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a trial basis under an “early adopter” program. As the Company maintains ownership of these products during the trial period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. Through June 30, 2017, the Company had not recognized any revenues under the early adopter program.

Cost of Sales. For the six months ended June 30, 2017 cost of sales was $42,125. The Company did not have any cost of sales for the three months ended June 30, 2016.

Cost of sales includes the salaries, benefits, raw materials, packaging, overhead, and other direct and indirect costs required to manufacture the Company’s proprietary alltemp® refrigerants at the Company’s Roseburg, Oregon facility, and to deliver the refrigerant to the customer’s facility and install it to the customer specifications. Prior to the commencement of revenue generating operations in 2017, such costs were attributed to the research and development of the product. The Company generated a positive gross margin on sales for the three months ended June 30, 2017. However, the Company’s refrigerants involve new and technologically complex materials and processes. As the Company moves from making small quantities of its refrigerants to larger quantities for commercial distribution, the Company will be developing new manufacturing techniques and processes that are expected to scale production. The Company is currently experiencing low yields on its manufacturing process, but it is expected that over the next few years refined processes will improve manufacturing yields.

Gross Profit. For the six months ended June 30, 2017, gross profit was $20,680, or 32.9% of revenues. The Company did not have any gross profit for the six months ended June 30, 2016.

Selling, General and Administrative Costs. For the six months ended June 30, 2017, selling, general and administrative costs were $3,860,956, which consisted of the fair value of stock options issued to a consultant of $3,031,924, salaries and related costs of $411,989, consulting and professional fees of $285,108, insurance expense of $24,521, advertising and marketing costs of $50,584 (including $13,373 attributable to the early adopter program), rent expense of $12,503, and other operating costs of $44,327.

For the six months ended June 30, 2016, selling, general and administrative costs were $1,177,521, which consisted of the fair value of stock options issued to officers of $1,075,136, insurance expense of $18,695, advertising and marketing costs of $81,616 (including $80,293 attributed to the early adopter program), and other operating costs of $2,074.

Selling, general and administrative costs increased by $2,683,435 or 227.9% in 2017 as compared to 2016, primarily as a result of an increase of $1,956,788 in the fair value of stock options issued to officers and a consultant, $411,989 in salaries and related costs, $285,108 in consulting and professional fees, $5,826 in insurance expense, and $12,503 of rent, partially offset by a net decrease of $31,032 in advertising and marketing costs (including a decrease of $66,920 attributable to the early adopter program).

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a trial basis under an early adopter program (see “Revenues” above). Costs with respect to the early adopter program are included in selling, general and administrative costs.

The increase in the fair value of stock options issued to officers and a consultant of $2,746,294 in 2017 as compared to 2016 was due primarily to a charge to operations of $3,031,924 for the fair value of vesting stock options previously granted to a consultant on December 1, 2016. The increase in consulting and professional fees was principally due to fees incurred in connection with the Company’s reverse merger transaction effective April 27, 2017. The increase in salaries and related costs, advertising and marketing costs, insurance expense, and other operating costs was due primarily to the Company’s increasing efforts to market and commercialize its proprietary alltemp® refrigerants. The Company expects that general and administrative costs will continue to increase during the remainder of 2017 as compared to 2016 as a result of the Company incurring the higher legal, accounting, investor relations, insurance, compliance and administrative costs associated with being a public company.

Research and Development Costs. For the six months ended June 30, 2017, research and development costs were $276,476, which consisted of patent costs of $20,000, internal research and development activities of $84,858, testing and monitoring of $169,722, and other costs of $1,896.

For the six months ended June 30, 2016, research and development costs were $245,162, which consisted of internal research and development activities of $112,910, testing and monitoring of $130,685, and other costs of $1,567.

Research and development costs increased by $31,314 or 12.8% in 2017 as compared to 2016, primarily as a result of an increase in patent costs of $20,000, and an increase in testing and monitoring of $39,037, offset by a decrease in internal research and development activities of $28,052.

Interest Expense. For the six months ended June 30, 2017, the Company incurred interest expense of $72,443, which consisted primarily of $58,250 with respect to the amortization of a discount related to the beneficial conversion feature associated with the 10% convertible note payable issued by the Company on September 20, 2016, accrued interest of $9,515 related to the 10% convertible note payable and $3,995 related to the 8% convertible note payable. The Company had no interest expense for the six months ended June 30, 2016.

Net Loss. For the six months ended June 30, 2017, the Company incurred a net loss of $4,189,195, as compared to a net loss of $1,422,683 for the six months ended June 30, 2016.

Liquidity and Capital Resources – June 30, 2017

At June 30, 2017, the Company had working capital of $2,091,005, as compared to working capital of $2,943,365 at December 31, 2016, a decrease in working capital of $853,360 during the six months ended June 30, 2017. The decrease in working capital during the six months ended June 30, 2017 was primarily the result of amounts being utilized to fund the Company’s business commercialization and revenue development efforts, as well as to fund its ongoing research and development and general and administrative expenses.

At June 30, 2017, the Company had cash of $2,415,009, which management believes is not sufficient to fund the Company’s operations through June 30, 2018, nor to fund the Company’s continuing efforts during this period to transition from a technology development company to a company with sustainable commercial operations. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary to advance the development of its business to the point at which it will become commercially viable and self-sustaining.

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal recurring sources of revenue to date, and during the six months ended June 30, 2017, the Company incurred a net loss of $4,189,195 and used cash in operations of $978,772. Additionally, the Company had an accumulated deficit of $8,017,936 as of June 30, 2017. The Company has financed its working capital requirements since inception through the sale of its equity securities and borrowings.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2016, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern”) above.

Operating Activities. For the six months ended June 30, 2017, operating activities utilized cash of $978,772, as compared to utilizing cash of $217,740 for the six months ended June 30, 2016, to fund the Company’s revenue development efforts and to fund the Company’s ongoing operating expenses.

Investing Activities. For the six months ended June 30, 2017, investing activities consisted of $78,639 expended for the acquisition of equipment, including $52,101 relating to the development and expansion of the Company’s production facility. For the six months ended June 30, 2016, investing activities consisted of $47,874 expended for the acquisition of equipment, including $24,672 relating to the development and expansion of the Company’s production facility.

Financing Activities. For the six months ended June 30, 2017, financing activities consisted of $180,000 of proceeds from the sale of 767,070 units under the private placement of the Company’s equity securities commenced in late 2016, and payments on insurance premium financing obligations of $25,544. For the six months ended June 30, 2016, financing activities consisted of the receipt of $100,000 of proceeds from the sale of 532,688 shares of the Company’s common stock.

Principal Commitments

The Company leases its research and development, manufacturing and distribution facility, located in Roseburg, Oregon, under a Commercial Sublease Agreement dated July 1, 2015 (the “Sublease”) from a major shareholder who is also the Chairman of the Company’s Board of Directors. The Sublease provides for a term of one year, with automatic renewal periods of one year unless either party provides written notice of its intent not to renew, and provides for a monthly payment of $12,000. In July 2016 and July 2017, the Sublease was automatically extended for additional periods of one year, respectively.

Effective January 1, 2016, the Company entered into a Statement of Work (“SOW”) with Kawasaki Consulting, Inc. for quantitative consulting, statistical analysis and forecasting, project management, analytic reporting services, and data management.  The SOW provides for a monthly cash fee of $15,000 for a period of three years through December 31, 2018.

On April 13, 2017, the Company entered into an Assignment and Assumption & Third Modification to Lease Agreement (the “Lease”) to assume the lease for its Westlake Village, California corporate offices. The Lease is for a term of five years, expiring on April 30, 2022, at an initial monthly gross rent of $2,780, increasing by 3% annually each year.

On December 1, 2016, the Company entered into an Advisory Agreement with Steven S. Antebi, a 9.99% shareholder of the Company, to provide financial advisory services to the Company at a monthly cash fee of $10,000 for a period of two years.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2017 aggregating $730,884. Amounts included in the 2017 column represent amounts due at June 30, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Consulting agreements	$440,000	$150,000	$290,000	$—	$—	$—
Manufacturing facility sublease commitment	144,000	72,000	72,000	—	—	—
Corporate office lease commitment	146,884	16,680	34,024	35,052	36,464	49,688
Total	$730,884	$238,680	$396,024	$35,052	$36,464	$49,688

Off-Balance Sheet Arrangements

At June 30, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company effected a reverse merger transaction effective April 27, 2017, as a result of which the business, operations, Board of Directors and executive management of the Company changed. Current management, which had only been in place approximately two months at the June 30, 2017 quarter end, has been focusing on developing controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Current management has instituted a program to put in place an accounting and financial staff and to install new accounting and internal control systems. In this regard, the Company retained a Chief Financial Officer effective July 10, 2017. The Company had not yet completed the process to establish adequate internal controls over financial reporting.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Current Report on Form 8-K dated April 27, 2017, as filed with the U.S. Securities and Exchange Commission on April 28, 2017 (the “Form 8-K”). The Risk Factors set forth in the Form 8-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Form 8-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to the issuance and sale of equity securities of Alltemp, Inc. (formerly Source Financial, Inc.) and CSES Group, Inc. during the six months ended June 30, 2017 is provided at Notes 1, 3 and 8 to the condensed consolidated financial statements for the three months and six months ended June 30, 2017 and 2016 included elsewhere in this document.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective July 10, 2017, the Company appointed Robert N. Weingarten as its Chief Financial Officer.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEMP, INC.
(Registrant)

Date: August 14, 2017	By:	/s/ WILLIAM LOPSHIRE
William Lopshire
Chief Executive Officer
(Principal executive officer)

Date: August 14, 2017	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger by and among Source Financial, Inc., CSES Group, Inc. and CSES Acquisition, Inc. dated as of January 24, 2017, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 25, 2017, and incorporated herein by reference.

3.1*	Certificate of Amendment of Certificate of Incorporation of Source Financial, Inc. dated April 21, 2017, filed with the State of Delaware, Secretary of State, Division of Corporations, on April 21, 2017.

10.1*	Commercial Sublease Agreement between Bob Davis and CSES Group, Inc. dated July 1, 2015.

10.2*	Statement of Work between Kawasaki Consulting, Inc. and CSES Group, Inc. dated January 1, 2016.

10.3*	Advisory Agreement between CSES Group, Inc. and Steven S. Antebi dated December 1, 2016.

10.4	Agreement between Robert N. Weingarten and Alltemp, Inc. dated July 10, 2017, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2017, and incorporated herein by reference.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.

**In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” but not “filed”.

