Form 10-Q
period 2017-09-30
ALLTEMP, INC.
filed 2017-11-14
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the Company had 165,653,313 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLTEMP, INC.

(Formerly Source Financial, Inc.)
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$1,512,395	$3,317,964
Accounts receivable	45,322	17,516
Inventories	231,000	—
Prepaid expenses and other current assets	87,407	—
Total current assets	1,876,124	3,335,480
Property and equipment, net	261,218	126,593
Deposits and other noncurrent assets	22,336	—
Total assets	$2,159,678	$3,462,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$178,938	$76,409
Accrued compensation and related expenses	153,788	15,000
Insurance premium financing obligations	28,218	—
8% convertible demand promissory note payable, including accrued interest of $9,301 and $3,290 at September 30, 2017 and December 31, 2016, respectively	109,301	103,290
10% demand convertible promissory note payable to related party, including accrued interest of $5,666, net of unamortized discount of $58,250 at December 31, 2016	—	197,416
Total current liabilities	470,245	392,115

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued – none	—	—
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding – 165,653,313 shares at September 30, 2017 and 126,278,899 shares at December 31, 2016	165,653	126,279
Additional paid-in capital	11,309,440	6,772,420
Accumulated deficit	(9,785,660)	(3,828,741)
Total stockholders’ equity	1,689,433	3,069,958
Total liabilities and stockholders’ equity	$2,159,678	$3,462,073

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$56,057	$—	$118,862	$—
Cost of sales	62,825	—	104,950	—
Gross profit (loss)	(6,768)	—	13,912	—

Costs and expenses:
Selling, general and administrative costs	1,663,397	7,439	5,544,354	1,184,959
Research and development costs	94,992	140,243	351,467	385,406
Total costs and expenses	1,758,389	147,682	5,895,821	1,570,365
Loss from operations	(1,765,157)	(147,682)	(5,881,909)	(1,570,365)
Interest expense	2,567	18,894	75,010	18,894
Net loss	$(1,767,724)	$(166,576)	$(5,956,919)	$(1,589,259)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding – basic and diluted	165,848,965	109,999,969	149,362,280	109,883,322

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2017

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholder’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	126,278,899	$126,279	$6,772,420	$(3,828,741)	$3,069,958
Common stock issued in connection with sale of units	767,070	767	179,233	—	180,000
Common stock issued in connection with reverse merger transaction	38,806,348	38,806	206,441	—	245,247
Reverse merger transaction adjustments	996	1	(1)	—	—
Common stock returned and cancelled in exchange for capital stock of subsidiary	(200,000)	(200)	200	—	—
Stock-based compensation expense	—	—	4,151,147	—	4,151,147
Net loss	—	—	—	(5,956,919)	(5,956,919)
Balance, September 30, 2017	165,653,313	$165,653	$11,309,440	$(9,785,660)	$1,689,433

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(5,956,919)	$(1,589,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,024	18,670
Amortization of note discount	58,250	17,094
Stock-based compensation expense	4,151,147	1,075,136
Other	(32,807)	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(27,806)	—
Inventories	(231,000)	—
Prepaid expenses and other current assets	1,777	23,000
Deposits and other noncurrent assets	(22,336)	—
Increase (decrease) in -
Accounts payable and accrued expenses	71,600	111,361
Accrued compensation and related benefits	138,788	—
Accrued interest payable	15,804	1,800
Net cash used in operating activities	(1,814,478)	(342,198)

Cash flows from investing activities:
Purchase of property and equipment	(120,842)	(53,874)
Net cash used in investing activities	(120,842)	(53,874)

Cash flows from financing activities:
Payments on insurance premium financing obligations	(40,917)	—
Payments on notes payable	(9,332)	—
Advance from stockholder	—	3,000
Proceeds from convertible notes payable	—	300,000
Proceeds from sale of common stock	180,000	100,000
Net cash provided by financing activities	129,751	403,000

Cash:
Net decrease	(1,805,569)	6,928
Balance at beginning of period	3,317,964	166,128
Balance at end of period	$1,512,395	$173,056

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$1,881	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Increase to additional paid-in capital as a result of reverse merger transaction	$245,247	$—
Discount on 10% convertible note payable attributed to the fair value of beneficial conversion feature of convertible note payable issued to investor in connection with the convertible note	$—	$200,000
Insurance premium financing obligations incurred in connection with directors and officers and general liability insurance policies	$69,135	$—

See accompanying notes to condensed consolidated financial statements.

ALLTEMP, INC.

(Formerly Source Financial, Inc.)

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2017 and 2016

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

On April 27, 2017, the consummation of the Merger was effective and CSES became a wholly-owned subsidiary of Alltemp. Pursuant to the Merger Agreement, the Company (1) issued to the shareholders of CSES an aggregate of 127,045,969 shares of the Company’s common stock; (2) issued to the holders of warrants to purchase CSES common stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s common stock; (3) issued to the holders of stock options to purchase CSES common stock, stock options to purchase an aggregate of 31,961,200 shares of the Company’s common stock; and (4) issued to the holder of a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000, convertible into 535,681 shares of the Company’s common stock. The Series C Preferred Stock of Alltemp had previously been converted into common stock, and all stock options and warrants of Alltemp were cancelled at the consummation of the Merger. Additional information with respect to this transaction is provided at Note 3.

Effective September 29, 2017, the Company entered into a Share Exchange Agreement with Spider Investments, LLC, a company controlled by the former controlling shareholder of the Company prior to the Merger, which provided for Spider Investments, LLC to acquire all of the issued and outstanding shares of capital stock of the Company’s wholly-owned subsidiary, Venture Track, Inc., a Delaware corporation, in exchange for 200,000 shares of the Company’s common stock. Venture Track, Inc. was a development stage company with certain intellectual property that the Company had previously acquired effective June 30, 2016 in a reverse merger transaction. At September, 30, 2017, the Company recorded the cancellation of the 200,000 shares of common stock in the Company’s consolidated balance sheet at par value, as a reduction to common stock and an offsetting increase to additional paid-in capital, in the amount of $200.

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

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2017, and the results of operations and cash flows for the three months and nine months ended September 30, 2017 and 2016. The condensed consolidated balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Business Operations

CSES was incorporated in the State of Nevada on June 12, 2015 for the purpose of commercializing refrigerants under the name alltemp®.

CSES develops, markets and sells commercial refrigerants that are marketed under the name alltemp® as a replacement for HCFC-22, better known as R-22, which is a commonly used refrigerant, as well as R-134a and R-404a. R-22 is being phased out in developed countries due to environmental concerns over its effect on the depletion of the Earth’s ozone layer. alltemp® refrigerants, with various formulations classified as L, M, 4 and H, have broad applications in heating, ventilation and air conditioning (“HVAC”) systems, refrigeration, foam insulation, and industrial solvents.

At September 30, 2017, the Company was in the process of constructing a new expanded production line at the Company’s manufacturing facility in Roseburg, Oregon. Testing of this production line began in late July 2017, and operations are expected to commence by the end of the fourth quarter of 2017. The Company is currently experiencing low yields on its manufacturing process, but it is implementing manufacturing improvements that are expected to improve manufacturing yields. The Company’s objective is to develop a production facility that is capable of producing 1,000,000 pounds per month of alltemp® refrigerants.

The Company has chosen a multi-prong approach to develop sustainable revenue streams, increase brand awareness, and capture market share. The Company believes that alltemp® is a superior environmental solution for replacement of R-22 and many other historic and emerging Hydrofluorocarbon (“HFC”) refrigerant formulations like R-404A and R-410A, as the performance and efficiency attributes of alltemp® exceed existing R-22 alternatives in the marketplace today.

The Company’s marketing focus is to create broad industry awareness of the alltemp® product and its economic and environmental benefits. The Company is also actively working to build efficient distribution chains to reach OEM’s, wholesalers, contractors and service personnel responsible for selection and maintenance of a given refrigerant for servicing existing plant and equipment. The Company recently entered the marketplace with alltemp® on a commercial scale. Beta site installations and key discussions with service technicians and distributors have begun throughout the United States and abroad. Case studies in the field have been documented proving the efficacy of alltemp® under the Company’s Early Adopter Program (see “Revenue Recognition” below).

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations, is in the process of developing a new expanded production line to support an increase in operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LTMP”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal recurring sources of revenue to date, and during the nine months ended September 30, 2017, the Company incurred a net loss of $5,956,919 and used cash in operations of $1,814,478. Additionally, the Company had an accumulated deficit of $9,785,660 as of September 30, 2017. The Company has financed its working capital requirements since inception through the sale of its equity securities and borrowings.

At September 30, 2017, the Company had cash of $1,512,395, which management believes is sufficient to fund the Company’s business operations through approximately March 31, 2018. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary to advance the development of its business to the point at which it will become commercially viable and self-sustaining.

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

Reclassifications

Certain comparative figures in 2016 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact loss from operations or net loss.

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

Research and Development

Research and development costs consist primarily of manufactured products utilized in research activities, fees paid to consultants and outside service providers, laboratories and universities, and other expenses relating to the research and development of new products and technology. Research and development costs were $94,992 and $140,243 for the three months ended September 30, 2017 and 2016, respectively, and $351,467 and $385,406 for the nine months ended September 30, 2017 and 2016, respectively.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees are expensed as incurred. Patent costs were $25,560 and $22,560 for the three months and nine months ended September 30, 2017, respectively. The Company did not have any patent costs for the three months and nine months ended September 30, 2016. Patent costs are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Concentration of Risk

During the three months ended September 30, 2017, 85% of the Company’s revenues were derived from four customers. During the nine months ended September 30, 2017, 74% of the Company’s revenues were derived from four different customers.

During the three months and nine months ended September 30, 2017, shipping tanks with a total cost of $43,135 were purchased from a single supplier. During the three months and nine months ended September 30, 2016, no shipping tanks were purchased. The Company believes that the single supplier will be able to meet the Company’s shipping tank requirements for the immediate future.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2017 and December 31, 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company may periodically issue common stock options, and common stock options in the form of warrants, to members of the Board of Directors, officers, employees and consultants for services rendered. Options and warrants will vest and expire according to terms established at the issuance date of each grant.

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

Stock options and stock options in the form of warrants granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock options and stock options in the form of warrants, vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

The fair value of stock options and stock options in the form of warrants, granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Prior to the April 27, 2017 reverse merger date, expected volatilities were based on an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends, as the Company did not have a trading history for its own common stock. Since the reverse merger date, volatilities are based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a review basis under an “early adopter” program. As the Company retains ownership of these products during the review period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. During the three months and nine months ended September 30, 2017, the Company recognized revenues of $0 and $12,025, respectively, under the early adopter program. The Company did not recognize any revenues under the early adopter program during the three months and nine months ended September 30, 2016.

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

An allowance for doubtful accounts will be established through a provision reducing the carrying value of receivables. At September 30, 2017 and December 31, 2016, management did not believe an allowance for doubtful accounts was necessary. The Company has not incurred any losses from uncollectible accounts receivable to date.

Inventories

Inventories consist of raw materials, work in progress and finished goods, which includes all direct material, labor and other overhead costs, and purchased components. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories also included finished goods and purchased components under the Company’s “early adopter” program of $26,412 at September 30, 2017.

Cost of Sales

Cost of sales includes salaries, benefits, raw materials, packaging, overhead, and other direct and indirect costs incurred to manufacture the Company’s alltemp® refrigerants at the Company’s Roseburg, Oregon facility, and to deliver the refrigerant to the customer’s facility and install it to the customer’s specifications. During the year ended December 31, 2016, prior to the commencement of revenue generating operations, such costs were classified as research and development costs.

Selling Expenses

Selling expenses consist of commissions, advertising, marketing, conferences, travel and other similar costs incurred to market the Company’s alltemp® refrigerants, as well as costs incurred under the Company’s “early adopter” program (see “Revenue Recognition” above).

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2017 and 2016.

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

At September 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2017	2016

8% convertible note payable	532,687	—
Common stock options	33,961,250	21,307,500
Common stock warrants	18,409,680	—
Total	52,903,617	21,307,500

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

The Company recognizes depreciation costs in manufacturing costs, selling, general and administrative costs, and research and development costs in the Company’s statements of operations. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed.

Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of September 30, 2017, and December 31, 2016, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

As conditions precedent to the Merger, five Alltemp convertible notes payable, with an aggregate principal amount of $350,000, plus aggregate accrued interest of $9,513, were converted into 5,892,827 shares of Alltemp common stock. In addition, 20,404,000 shares of Alltemp common stock were issued pursuant to a consulting agreement in full settlement of amounts owed to the consultant for services rendered.

Alltemp had a total of 165,852,317 shares of common stock issued and outstanding immediately after giving effect to the Merger and the related conditions precedent on April 27, 2017. On such date, the stockholders of the Company immediately prior to the Merger owned 38,806,348 shares of common stock (consisting of 12,509,521 shares owned by the Alltemp common shareholders and former Alltemp preferred shareholders, 5,892,827 shares owned by the former holders of Alltemp convertible notes payable, and 20,404,000 shares issued pursuant to a consulting agreement), equivalent to approximately 23.4% of the issued and outstanding shares of the Company’s common stock, as a result of which the Company is controlled subsequent to April 27, 2017 by the former stockholders of CSES.

During the three months ended September 30, 2017, an additional 996 shares of common stock were recorded as having been issued in connection with the reverse merger transaction, with 9 shares to existing shareholders and 987 shares pursuant to a consulting agreement with an Alltemp consultant.

A summary of the current assets that were acquired and current liabilities assumed in the reverse merger transaction is as follows:

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

4. Inventories

Inventories as of September 30, 2017 are summarized as follows:

September 30, 2017

Raw materials	$123,319
Work in process	—
Finished goods	34,782
Purchased components	72,899
Total inventories	$231,000

The Company had no inventories at December 31, 2016.

5. Property and Equipment

Property and equipment as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016

Plant equipment	$46,286	$31,488
Computer equipment	6,545	5,290
Furniture and fixtures	23,270	—
Construction in process	199,431	117,912
	275,532	154,690
Less accumulated depreciation	(14,314)	(28,097)
Net property and equipment	$261,218	$126,593

Construction in process at September 30, 2017 and December 31, 2016 consists of a new expanded production line at the Company’s manufacturing facility in Roseburg, Oregon. Testing of this production line began in late July 2017 and operations are expected to commence by the end of the fourth quarter of 2017.

Depreciation expense for the three months and nine months ended September 30, 2017 and 2016 is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Manufacturing costs	$2,188	$—	$16,425	$—
Selling, general and administrative costs	1,177	—	2,599	—
Research and development costs	—	6,911	—	18,670
Total	$3,365	$6,911	$19,024	$18,670

The Company began its manufacturing activity in early 2017. Through December 31, 2016, depreciation expense related to research and development activities with respect to Company’s alltemp® refrigerants.

At September 30, 2017, fixed assets totaling $93,240 were retroactively reclassified from plant equipment to construction in process.

6. Notes Payable

8% Convertible Promissory Note Payable

On August 5, 2016, CSES issued an unsecured 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $100,000 to an accredited investor. The 8% Note became due and payable in full on its one year anniversary date of August 5, 2017 and is therefore considered a current demand note payable at September 30, 2017. The 8% Note was originally convertible at any time into shares of CSES common stock at a price per share of $2.00, equivalent to 50,000 shares of CSES common stock. In connection with the Merger, the 8% Note became convertible at $0.1877 per share into 532,687 shares of Alltemp common stock. As of December 31, 2016, the 8% Note had a total balance due of $103,290, including accrued interest of $3,290. As of September 30, 2017, the 8% Note had a total balance due of $109,301, including accrued interest of $9,301. Interest expense charged to operations with respect to the 8% Note during the three months and nine months ended September 30, 2017 was $2,016 and $6,011, respectively.

10% Demand Convertible Promissory Note Payable to Related Party

On September 20, 2016, the Company entered into a Binding Memorandum of Understanding (“MOU”) with Alltemp, whereby CSES and Alltemp agreed to cause a merger of CSES with Alltemp, and Alltemp agreed to provide certain financial accommodations and services to the CSES. Pursuant to the terms of the MOU, CSES issued an unsecured 10% Demand Convertible Promissory Note (the “10% Note”) in favor of Alltemp for a total principal amount of $250,000, which CSES received during the year ended December 31, 2016. The 10% Note became convertible at $0.0704 per share (originally $0.75 per share) as a result of the reverse merger transaction, and accrued interest at a rate of 10% per annum. Interest expense charged to operations on the 10% Note during the three months and nine months ended September 30, 2017 was $0 and $9,515, respectively.

As the conversion price of $0.0704 reflected a price discount below the fair market value of CSES common stock, which was determined to be $0.1877 per share as of the date of the Note, there was deemed a beneficial conversion feature of $250,000 associated with the 10% Note. As such, CSES recorded a charge of $250,000 to additional paid-in capital and as a note discount, representing the fair value of the beneficial conversion feature at the date of issuance of the 10% Note. The note discount was amortized as additional interest expense using the effective interest method over the term of the 10% Note. The unamortized portion of the note discount at December 31, 2016 was $58,250. As of December 31, 2016, the 10% Note consisted of principal of $250,000, plus accrued interest of $5,666, less unamortized note discount of $58,250. The amortization of note discount charged to operations as additional interest expense was $0 and $58,250 for the three months and nine months ended September 30, 2017, respectively.

Information with respect to the accounting treatment of the 10% Note to Alltemp as a result of the completion of the reverse merger transaction effective April 27, 2017 is provided at Note 3.

7. Related Party Transactions

The Company leases its research and development, manufacturing and distribution facility, located in Roseburg, Oregon, under a Commercial Sublease Agreement dated July 1, 2015 (the “Sublease”) from a major shareholder who is also the Chairman of the Company’s Board of Directors. The Sublease provides for a term of one year, with automatic renewal periods of one year unless either party provides written notice of its intent not to renew, and provides for a monthly payment of $12,000. In July 2016 and July 2017, the Sublease was automatically extended for additional periods of one year, respectively. During the three months ended September 30, 2017 and 2016, the Company paid $36,000 and $36,000, respectively, pursuant to the Sublease. During the nine months ended September 30, 2017 and 2016, the Company paid $108,000 and $113,000, respectively, pursuant to the Sublease.

Prior to April 13, 2017, the Company occupied its Westlake Village, California corporate offices under a sublease from a related party. On April 13, 2017, the Company entered into an Assignment and Assumption & Third Modification to Lease Agreement (the “Lease”) to assume the lease for its Westlake Village, California corporate offices. The Lease is for a term of five years, expiring on April 30, 2022, at an initial monthly gross rent of $2,780, increasing by 3% annually each year. In connection with entering into this Lease, the Company incurred a cost of $8,370, which was deferred and is being amortized over the five-year term of the Lease. Rent expense with respect to this office facility was $11,120 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $23,212 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

During the three months and nine months ended September 30, 2017, the Company incurred charges of $45,000 and $165,000, respectively, with respect to compensation for its Chief Executive Officer. Accrued compensation payable pursuant to this arrangement was $90,000 and $15,000 at September 30, 2017 and December 31, 2016, respectively. There were no comparable compensation charges for the three months and nine months ended September 30, 2016.

During the three months and nine months ended September 30, 2017 and 2016, the Company incurred charges of $36,000 and $84,500, respectively, with respect to information technology and systems consulting services provided by Alexander Antebi, the son of Steven S. Antebi, a consultant to and shareholder of the Company (see Notes 9 and 10). The Company did not incur any such consulting services during the three months and nine months ended September 30, 2016.

Information with respect to a note payable to a related party is provided at Note 6.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2017, and December 31, 2016, the Company had not issued or designated any class of preferred stock. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of December 31, 2016, the Company had authorized 50,000,000 shares of its common stock, par value $0.001 per share. In connection with the Merger Agreement, the Company amended its Certificate of Incorporation to increase the its authorized shares of common stock to 500,000,000 shares.

In February 2016, the Company sold 532,688 shares of its common stock at a price of $0.1877 per share, generating gross proceeds of $100,000 during the nine months ended September 30, 2016.

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

Effective September 29, 2017, the Company entered into a Share Exchange Agreement with Spider Investments, LLC, a company controlled by the former controlling shareholder of the Company prior to the Merger, which provided for Spider Investments, LLC to acquire all of the issued and outstanding shares of capital stock of the Company’s wholly-owned subsidiary, Venture Track, Inc., a Delaware corporation, in exchange for 200,000 shares of the Company’s common stock. Venture Track, Inc. was a development stage company with certain intellectual property that the Company had previously acquired effective June 30, 2016 in a reverse merger transaction. At September 30, 2017, the Company recorded the cancellation of the 200,000 shares of common stock in the Company’s consolidated balance sheet at par value, as a reduction to common stock and an offsetting increase to additional paid-in capital, in the amount of $200.

Common Stock Warrants

A summary of common stock warrant activity during the nine months ended September 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock warrants outstanding at December 31, 2016	17,642,610	$0.6677
Issued	767,070	0.7040
Exercised	—	—
Expired	—	—
Stock warrants outstanding at September 30, 2017	18,409,680	$0.6692	2.21

Stock warrants exercisable at December 31, 2016	17,642,610	$0.6677
Stock warrants exercisable at September 30, 2017	18,409,680	$0.6692	2.21

The exercise prices of common stock warrants outstanding and exercisable at September 30, 2017 are as follows:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.2347	1,363,680	1,363,680
$0.7040	17,046,000	17,046,000
	18,409,680	18,409,680

The intrinsic value of exercisable but unexercised in-the-money common stock warrants at September 30, 2017 was approximately $2,592,000, based on a fair market value of $0.8100 per share on September 30, 2017. The common stock warrants did not have any intrinsic value at December 31, 2016.

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

In June 2015, the Board of Directors of CSES approved the 2015 Stock Option Plan For Directors, Executive Officers, and Employees of Key Consultants (the “Plan”), which is administered by the Company’s Board of Directors or a committee thereof (the “Administrator”) as set forth in the Plan. The Plan provides for the granting of up to 31,961,250 stock options to employees, directors (including non-employee directors) and key consultants. Grants under the Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an option, other than with respect to substitute awards, shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). As of September 30, 2017, unexpired stock options for 33,961,250 shares were issued and outstanding under the 2015 Plan and no further stock options were available for issuance under the 2015 Plan.

On June 15, 2015, CSES granted stock options pursuant to the Plan to three employees to purchased 21,307,500 shares of the Company’s common stock at an exercise price of $0.2084 per share, vesting over twelve months from date of grant, and expiring of two years from vesting date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,364,005 ($0.1109 per share) on the grant date, which was charged to operations ratably from June 15, 2015 through June 15, 2016. During the three months and nine months ended September 30, 2016, the Company recorded a total charge to operations of $0 and $1,075,564, respectively, with respect to these stock options.

On December 1, 2016, CSES granted stock options pursuant to the Plan to a consultant in connection with an Advisory Agreement to purchase 10,653,750 shares of the Company’s common stock at a price of $0.1877 per share, vesting twelve months from the date of grant on December 1, 2017, and expiring two years from the vesting date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,638,782 ($0.1538 per share) on the grant date, which is being charged to operations ratably from December 1, 2016 through December 1, 2017 based on the fair value of the stock options at the end of each reporting period. On September 18, 2017, the Advisory Agreement was amended such that the stock options will vest eighteen months from the date of grant on June 1, 2018, and will expire two years from the vesting date. The Company has revised its accounting for the amortization of the fair value of such stock options over the vesting period accordingly. At September 30, 2017, the remaining unamortized fair value of these stock options was $3,402,845 ($0.7160 per share). During the three months and nine months ended September 30, 2017, the Company recorded a total charge to operations of $1,059,040 and $4,090,964, respectively, with respect to these stock options. Additional information with respect to the Advisory Agreement is provided at Note 10.

On August 31, 2017, the Company entered into an Advisory Agreement with Jon Vein for a period of one year to assist the Company in establishing marketing and distribution channels for the Company’s alltemp® refrigerant products, as well as with strategic corporate planning. The Advisory Agreement will automatically renew for additional terms of one year until terminated by either party upon 30 days advance written notice to the other party. The Advisory Agreement provided for the Company to grant a stock option, in the form of a warrant, for 2,000,000 shares of the Company’s common stock at a price equal to the average daily closing price of the Company’s common stock calculated over a thirty-day period commencing on August 31, 2017 ($0.77682 per share), vesting quarterly over the two-year period from the date of grant, and expiring five years from date of grant. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,110,800 ($0.5554 per share) on the grant date, which is being charged to operations ratably from August 31, 2017 through August 31, 2019 based on the fair value of the stock options at the end of each reporting period. At September 30 2017, the remaining unamortized fair value of these stock options was $1,343,637 ($0.7019 per share). During the three months and nine months ended September 30, 2017, the Company recorded a total charge to operations of $60,183 with respect to these stock options.

The fair value of each stock option awarded is estimated on the date of grant and subsequent measurement dates using the Black-Scholes option-pricing model. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Prior to the April 27, 2017 merger date, expected volatilities were based on an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends, as the Company did not have any trading history for its own common stock. Since the merger date, volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life of the stock options is their full contractual term.

The stock options issued by CSES in 2015 and 2016 were converted into stock options of Alltemp at the closing of the reverse merger transaction on April 27, 2017.

For stock options requiring an assessment of value during the nine months ended September 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.44% to 1.90%
Expected dividend yield	0%
Expected volatility	120% to 132%
Expected life	2.4 to 5.0 years

For stock options requiring an assessment of value during the nine months ended September 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.47%
Expected dividend yield	0%
Expected volatility	98%
Expected life	3.0 years

Total stock-based compensation expense was $1,119,223 and $0 for the three months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense was $4,151,147 and $1,075,564 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of stock option activity during the nine months ended September 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2016	31,961,250	$0.2015
Granted	2,000,000	0.7768
Exercised	—	—
Expired	—	—
Stock options outstanding at September 30, 2017	33,961,250	$0.2354	1.57

Stock options exercisable at December 31, 2016	21,307,500	$0.2084	1.45
Stock options exercisable at September 30, 2017	21,307,500	$0.2084	0.71

Total deferred compensation expense for the outstanding value of unvested stock options was $4,746,482 at September 30, 2017, which is being recognized subsequent to September 30, 2017 over a weighted-average period of approximately twelve months.

The exercise prices of common stock options outstanding and exercisable at September 30, 2017 are as follows:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.1877	10,653,750	—
$0.2084	21,307,500	21,307,500
$0.7768	2,000,000	—
	33,961,250	21,307,500

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2017 was approximately $12,654,000, based on a fair market value of $0.8100 per share on September 30, 2017.

Outstanding options to acquire 12,653,750 shares of the Company’s common stock had not vested at September 30, 2017.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

10. Commitments and Contingencies

Legal Contingencies

The Company may be subject to various legal proceedings from time to time as part of its business. As of September 30, 2017, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition or results of operations.

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

On April 27, 2017, the consummation of the Merger was effective and CSES became a wholly-owned subsidiary of Alltemp. Pursuant to the Merger Agreement, the Company (1) issued to the shareholders of CSES an aggregate of 127,045,969 shares of the Company’s common stock; (2) issued to the holders of warrants to purchase CSES common stock, warrants to purchase an aggregate of 18,409,680 shares of the Company’s common stock; (3) issued to the holders of stock options to purchase CSES common stock, stock options to purchase an aggregate of 31,961,200 shares of the Company’s common stock; and (4) issued to the holder of a convertible note of CSES, a promissory note of the Company in the principal amount of $100,000, convertible into 535,681 shares of the Company’s common stock. The Series C Preferred Stock of Alltemp had previously been converted into common stock, and all stock options and warrants of Alltemp were cancelled at the consummation of the

During the three months ended September 30, 2017, an additional 996 shares of common stock were recorded as having been issued in connection with the reverse merger transaction, with 9 shares to existing shareholders and 987 shares pursuant to a consulting agreement with an Alltemp consultant.

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

Overview of Business Operations

CSES was incorporated in the State of Nevada on June 12, 2015 for the purpose of commercializing refrigerants under the name alltemp®.

CSES develops, markets and sells commercial refrigerants that are marketed under the name alltemp® as a replacement for HCFC-22, better known as R-22, which is a commonly used refrigerant, as well as R-134a and R-404a. R-22 is being phased out in developed countries due to environmental concerns over its effect on the depletion of the Earth’s ozone layer. alltemp® refrigerants, with various formulations classified as L, M, 4 and H, have broad applications in heating, ventilation and air conditioning (“HVAC”) systems, refrigeration, foam insulation, and industrial solvents.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations, is in the process of developing a new expanded production line to support an increase in operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LTMP”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal recurring sources of revenue to date, and during the nine months ended September 30, 2017, the Company incurred a net loss of $5,956,919 and used cash in operations of $1,814,478. Additionally, the Company had an accumulated deficit of $9,785,660 as of September 30, 2017. The Company has financed its working capital requirements since inception through the sale of its equity securities and borrowings.

At September 30, 2017, the Company had cash of $1,512,395, which management believes is sufficient to fund the Company’s business operations through approximately March 31, 2018. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary to advance the development of its business to the point at which it will become commercially viable and self-sustaining.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2017 and 2016 included elsewhere in this document.

Concentration of Risk

The Company maintains cash balances with financial institutions in federally-insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

During the three months ended September 30, 2017, 85% of the Company’s revenues were derived from four customers. During the nine months ended September 30, 2017, 74% of the Company’s revenues were derived from four different customers.

During the three months and nine months ended September 30, 2017, shipping tanks with a total cost of $43,135 were purchased from a single supplier. During the three months and nine months ended September 30, 2016, no shipping tanks were purchased. The Company believes that the single supplier will be able to meet the Company’s shipping tank requirements for the immediate future.

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

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a review basis under an “early adopter” program. As the Company retains ownership of these products during the review period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. During the three months and nine months ended September 30, 2017, the Company recognized revenues of $0 and $12,025, respectively, under the early adopter program. The Company did not recognize any revenues under the early adopter program during the three months and nine months ended September 30, 2016.

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

Plan of Operation

The Company has developed a refrigerant technology known as alltemp®, which is a replacement for many refrigerants that have been shown to have a detrimental effect on the global environment. alltemp® refrigerants are environmentally friendly, sustainable and cost-efficient energy solutions for the residential and commercial marketplace. alltemp® refrigerants, with various formulations classified as L, M, 4 and H, have broad applications in HVAC systems, refrigeration, foam insulation, and industrial solvents. alltemp® is a solution for replacement of HCFC-22, better known as R-22, which is a commonly used refrigerant, as well as R-134a, R-404A and R-404C. R-22 and several other mainstream Hydrofluorocarbon (“HFC”) refrigerants are being phased out in many developed countries due to environmental concerns over its effect on the depletion of the Earth’s ozone layer and contribution to greenhouse gas emissions resulting in global warming.

The continuing reduction in the availability of R-22, specifically, has created a shortage of replacement refrigerants for a multibillion dollar base of existing refrigeration and HVAC equipment. Refrigeration is the backbone of the world’s food supply, with 70% of food in the United States being refrigerated at some point between farm and table. Additionally, air conditioning has become an expected norm in most developed countries, with more than 81 million units sold annually. In emerging markets, the trend is even more pronounced and accelerating.

As of January 1, 2010, production and import for new equipment containing R-22 was prohibited. However, an exception allowed Original Equipment Manufacturers (“OEMs”) to continue to manufacture and ship R-22 equipment as long as it was not pre-charged or loaded with R-22 refrigerant at the manufacturer’s facility. This provision contributed to a further increase in demand for R-22. Commencing January 1, 2020, no “virgin” R-22 may be produced or imported, and equipment owners will be forced to rely solely on reclaimed or recycled R-22 for their ongoing servicing needs. The consequences of Environmental Protection Agency regulation have led to volatile price swings for R-22 as it continues to become more expensive and has left equipment owners and servicers having to rely on the limited remaining sources of R-22, or reliable alternatives, for ongoing equipment servicing needs.

The market potential for alltemp® is global as an R-22 replacement and as a replacement for many other commonly used refrigerants. alltemp® meets the needs of developed countries in satisfying initiatives like the Montreal Protocol, as well as offering developing countries a more efficient and environmentally sustainable alternative. In the United Kingdom and European Union, implementation of the Montreal Protocol has been more aggressive than in the United States and Canada in phasing out R-22. Between 2000 and 2004, the European Union prohibited the production and import of new equipment containing R-22. Beginning January 1, 2010, only recycled and reclaimed R-22 could be used to service existing equipment; culminating in a complete ban on the use of R-22 for ongoing service needs effective January 1, 2015.

As the global phase out of R-22 and other environmentally detrimental refrigerants accelerates, decisions must be addressed — to replace an entire R-22 plant with new system hardware or replace R-22 with an alternative refrigerant that is legally compliant. This issue affects everyone from the homeowner who must replace a faulty air conditioner to the multi-national corporation with operations across all continents and millions of dollars in equipment investment that is dependent on R-22. The first alternative may not be feasible for a large-scale plant and is also the most expensive, particularly when existing infrastructure may have several more working years of useful life remaining. The second option is the economically preferred choice when a viable R-22 alternative is available and can generally match current system performance, or in many cases, will at least have minimum system degradation.

In summary, the Company is positioned to capitalize on the continued servicing demand for R-22 with its alltemp® product, while also satisfying the global mandate for an environmentally sustainable alternative. alltemp® also has an additional competitive advantage, as it can be utilized as a replacement for many other refrigerants in new equipment designed and marketed to replace R-22 equipment.

The Company has chosen a multi-prong approach to develop sustainable revenue streams, increase brand awareness, and capture market share. The Company believes that alltemp® is a superior environmental solution for replacement of R-22 and many other historic and emerging HFC refrigerant formulations like R-404A and R-410A, as the performance and efficiency attributes of alltemp® exceed existing R-22 alternatives in the marketplace today.

The Company’s marketing focus is to create broad industry awareness of the alltemp® product and its economic and environmental benefits. The Company is also actively working to build efficient distribution chains to reach OEM’s, wholesalers, contractors and service personnel responsible for selection and maintenance of a given refrigerant for servicing existing plant and equipment. The Company recently entered the marketplace with alltemp® on a commercial scale. Beta site installations and key discussions with service technicians and distributors have begun throughout the United States and abroad. Case studies in the field have been documented proving the efficacy of alltemp® under the Company’s Early Adopter Program (see “Revenue Recognition” above).

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

Results of Operations

At September 30, 2017, the Company was in the process of constructing a new expanded production line at the Company’s manufacturing facility in Roseburg, Oregon. Testing of this production line began in late July 2017, and operations are expected to commence by the end of the fourth quarter of 2017.

The Company has not yet developed sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$56,057	$—	$118,862	$—
Cost of sales	62,825	—	104,950	—
Gross profit (loss)	(6,768)	—	13,912	—
Gross profit (loss) percentages	(12.1)%	—	11.7%	—

Costs and expenses:
Selling, general and administrative costs	1,663,397	7,439	5,544,354	1,184,959
Research and development costs	94,992	140,243	351,467	385,406
Total costs and expenses	1,758,389	147,682	5,895,821	1,570,365
Loss from operations	(1,765,157)	(147,682)	(5,881,909)	(1,570,365)
Interest expense	2,567	18,894	75,010	18,894
Net loss	$(1,767,724)	$(166,576)	$(5,956,919)	$(1,589,259)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding – basic and diluted	165,848,965	109,999,969	149,362,280	109,883,322

Three Months Ended September 30, 2017 and 2016

Revenues. For the three months ended September 30, 2017, revenues were $56,057, reflecting the recent commencement of revenue generating operations in 2017. The Company did not have any revenues for the three months ended September 30, 2016.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a review basis under an “early adopter” program. As the Company retains ownership of these products during the review period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. During the three months ended September 30, 2017 and 2016, the Company did not recognize any revenues under the early adopter program.

Cost of Sales. For the three months ended September 30, 2017, cost of sales was $62,825. The Company did not have any cost of sales for the three months ended September 30, 2016.

Cost of sales includes the salaries, benefits, raw materials, packaging, overhead, and other direct and indirect costs required to manufacture the Company’s alltemp® refrigerants at the Company’s Roseburg, Oregon facility, and to deliver the refrigerant to the customer’s facility and install it to the customer specifications. Prior to the commencement of revenue generating operations in 2017, such costs were attributed to the research and development of the product. The Company generated a negative gross margin on sales for the three months ended September 30, 2017. The Company’s refrigerants involve new and technologically complex materials and processes. As the Company moves from making small quantities of its refrigerants to larger quantities for commercial distribution, the Company will be developing new manufacturing techniques and processes that are expected to scale production. The Company is currently experiencing low yields on its manufacturing process, but it is implementing manufacturing improvements that are expected to improve manufacturing yields. The Company’s objective is to develop a production facility that is capable of producing 1,000,000 pounds per month of alltemp® refrigerants.

Gross Profit (Loss). For the three months ended September 30, 2017, gross loss was a $(6,768), or (12.1)% of revenues. The Company did not have any gross profit (loss) for the three months ended September 30, 2016.

Selling, General and Administrative Costs. For the three months ended September 30, 2017, selling, general and administrative costs were $1,663,397, which consisted of the fair value of stock options issued to a consultant of $1,119,223, salaries and related costs of $212,522, consulting and professional fees of $209,897, insurance expense of $22,811, advertising and marketing costs of $61,421 (including $0 attributable to the early adopter program), rent expense of $11,532, and other operating costs of $25,991.

For the three months ended September 30, 2016, selling, general and administrative costs were $7,439, which consisted of consulting and professional fees of $240, advertising and marketing costs of $3,976 (all of which is attributable to the early adopter program), and other operating costs of $3,223.

Selling, general and administrative costs increased by $1,655,958 in 2017 as compared to 2016, primarily as a result of an increase of $1,119,223 in the fair value of stock options issued to officers and a consultant, $209,897 in salaries and related costs, $212,282 in consulting and professional fees, and advertising and marketing costs of $57,445 (including a decrease of $3,976 attributable to the early adopter program).

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a review basis under an early adopter program (see “Revenues” above). Costs with respect to the early adopter program are included in selling, general and administrative costs.

The increase in the fair value of stock options issued to officers and a consultant of $1,119,223 in 2017 as compared to 2016 was due to a charge to operations for the fair value of vesting stock options previously granted to a consultant on December 1, 2016. The increase in consulting and professional fees was principally due to fees incurred in connection with the Company’s reverse merger transaction effective April 27, 2017. The increase in salaries and related costs, advertising and marketing costs, insurance expense, and other operating costs was due primarily to the Company’s increasing efforts to market and commercialize its alltemp® refrigerants. The Company expects that general and administrative costs will continue to increase during the remainder of 2017 as compared to 2016 as a result of the Company incurring the higher legal, accounting, investor relations, insurance, compliance and administrative costs associated with being a public company.

Research and Development Costs. For the three months ended September 30, 2017, research and development costs were $94,992, which consisted of internal research and development activities of $22,779, testing and monitoring of $68,760, and other costs of $3,453.

For the three months ended September 30, 2016, research and development costs were $140,243, which consisted of internal research and development activities of $54,645, testing and monitoring of $78,688,and other costs of $6,910.

Research and development costs decreased by $45,251 or 32.3% in 2017 as compared to 2016, primarily as a result of a decrease of $31,866 in internal research and development activities.

Interest Expense. For the three months ended September 30, 2017, the Company incurred interest expense of $2,567, which consisted primarily of accrued interest of $2,016 related to the 8% convertible note payable. For the three months ended September 30, 2016, the Company incurred interest expense of $18,894, which consisted of $17,094 with respect to the amortization of a discount related to the beneficial conversion feature associated with the 10% convertible note payable issued by the Company on September 20, 2016, and accrued interest of $1,800 related to the 10% and 8% convertible notes payable.

Net Loss. For the three months ended September 30, 2017, the Company incurred a net loss of $1,767,724, as compared to a net loss of $166,576 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Revenues. For the nine months ended September 30, 2017, revenues were $118,862, reflecting the recent commencement of revenue generating operations in 2017. The Company did not have any revenues for the nine months ended September 30, 2016.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a review basis under an “early adopter” program. As the Company retains ownership of these products during the review period, these products are carried in inventory, at standard cost. At such time that the customer has completed evaluation of the product’s performance and has formally confirmed that it will retain and utilize the product in its HVAC system, revenues from such arrangements will be recorded on a cost recovery basis, without interest, which are generally expected within one year of such installation. The Company does not recognize any revenues until all of the Company’s costs have been recovered. Costs under this program are charged to selling, general and administrative costs. The Company reviews the status of such products at each quarter end and records a loss for any products for which it does not expect to recover its costs. During the nine months ended September 30, 2017 and 2016, the Company recognized revenues of $12,025 and $0, respectively, under the early adopter program.

Cost of Sales. For the nine months ended September 30, 2017 cost of sales was $104,950. The Company did not have any cost of sales for the nine months ended September 30, 2016.

Cost of sales includes the salaries, benefits, raw materials, packaging, overhead, and other direct and indirect costs required to manufacture the Company’s alltemp® refrigerants at the Company’s Roseburg, Oregon facility, and to deliver the refrigerant to the customer’s facility and install it to the customer specifications. Prior to the commencement of revenue generating operations in 2017, such costs were attributed to the research and development of the product. The Company generated a positive gross margin on sales for the nine months ended September 30, 2017. However, the Company’s refrigerants involve new and technologically complex materials and processes. As the Company moves from making small quantities of its refrigerants to larger quantities for commercial distribution, the Company will be developing new manufacturing techniques and processes that are expected to scale production. The Company is currently experiencing low yields on its manufacturing process, but it is implementing manufacturing improvements that are expected to improve manufacturing yields. The Company’s objective is to develop a production facility that is capable of producing 1,000,000 pounds per month of alltemp® refrigerants.

Gross Profit (Loss). For the nine months ended September 30, 2017, gross profit was $13,912, or 11.7% of revenues. The Company did not have any gross profit for the nine months ended September 30, 2016.

Selling, General and Administrative Costs. For the nine months ended September 30, 2017, selling, general and administrative costs were $5,544,354, which consisted of the fair value of stock options issued to a consultant of $4,151,147, salaries and related costs of $624,511, consulting and professional fees of $515,005, insurance expense of $47,332, advertising and marketing costs of $112,005 (including $13,373 attributable to the early adopter program), rent expense of $24,035, and other operating costs of $70,319.

For the nine months ended September 30, 2016, selling, general and administrative costs were $1,184,959, which consisted of the fair value of stock options issued to officers of $1,075,136,consulting and professional fees of $240, insurance expense of $18,695, advertising and marketing costs of $85,592 (including $84,259 attributable to the early adopter program), and other operating costs of $5,296.

Selling, general and administrative costs increased by $4,359,395 or 367.9% in 2017 as compared to 2016, primarily as a result of an increase of $3,076,011 in the fair value of stock options issued to officers and a consultant, $624,511 in salaries and related costs, $514,765 in consulting and professional fees, $28,637 in insurance expense, advertising and marketing costs of $26,412 (net of a decrease of $70,896 attributable to the early adopter program), rent expense of $24,035, and other operating costs of $65,024.

As part of the Company’s product commercialization efforts, the Company periodically ships product to potential customers on a review basis under an early adopter program (see “Revenues” above). Costs with respect to the early adopter program are included in selling, general and administrative costs.

The increase in the fair value of stock options issued to officers and a consultant of $3,076,011 in 2017 as compared to 2016 was due primarily to a charge to operations for the fair value of vesting stock options previously granted to a consultant on December 1, 2016. The increase in consulting and professional fees was principally due to fees incurred in connection with the Company’s reverse merger transaction effective April 27, 2017. The increase in salaries and related costs, advertising and marketing costs, insurance expense, and other operating costs was due primarily to the Company’s increasing efforts to market and commercialize its alltemp® refrigerants. The Company expects that general and administrative costs will continue to increase during the remainder of 2017 as compared to 2016 as a result of the Company incurring the higher legal, accounting, investor relations, insurance, compliance and administrative costs associated with being a public company.

Research and Development Costs. For the nine months ended September 30, 2017, research and development costs were $351,467, which consisted of internal research and development activities of $107,637, testing and monitoring of $238,482, and other costs of $5,348.

For the nine months ended September 30, 2016, research and development costs were $385,406, which consisted of internal research and development activities of $155,795, testing and monitoring of $209,372, and other costs of $20,239.

Research and development costs decreased by $33,939 or 8.9% in 2017 as compared to 2016, primarily as a result of a decrease in internal research and development activities of $48,158, and $14,891 in other costs, offset by an increase in testing and monitoring of $29,110.

Interest Expense. For the nine months ended September 30, 2017, the Company incurred interest expense of $75,010, which consisted primarily of $58,250 with respect to the amortization of a discount related to the beneficial conversion feature associated with the 10% convertible note payable issued by the Company on September 20, 2016, accrued interest of $9,515 related to the 10% convertible note payable and $6,011 related to the 8% convertible note payable. For the nine months ended September 30, 2016, the Company incurred interest expense of $18,894, which consisted of $17,094 with respect to the amortization of a discount related to the beneficial conversion feature associated with the 10% convertible note payable issued by the Company on September 20, 2016, and accrued interest of $1,800 related to the 10% and 8% convertible notes payable.

Net Loss. For the nine months ended September 30, 2017, the Company incurred a net loss of $5,956,919, as compared to a net loss of $1,589,259 for the nine months ended September 30, 2016.

Liquidity and Capital Resources – September 30, 2017

At September 30, 2017, the Company had working capital of $1,405,879, as compared to working capital of $2,943,365 at December 31, 2016, a decrease in working capital of $1,537,486 during the nine months ended September 30, 2017. The decrease in working capital during the nine months ended September 30, 2017 was primarily the result of amounts being utilized to fund the Company’s business commercialization and revenue development efforts, as well as to fund its ongoing research and development and general and administrative expenses.

At September 30, 2017, the Company had cash of $1,512,395, which management believes is sufficient to fund the Company’s business operations through approximately March 31, 2018. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary to advance the development of its business to the point at which it will become commercially viable and self-sustaining.

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal recurring sources of revenue to date, and during the nine months ended September 30, 2017, the Company incurred a net loss of $5,956,919 and used cash in operations of $1,814,478. Additionally, the Company had an accumulated deficit of $9,785,660 as of September 30, 2017. The Company has financed its working capital requirements since inception through the sale of its equity securities and borrowings.

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

Operating Activities. For the nine months ended September 30, 2017, operating activities utilized cash of $1,814,478, as compared to utilizing cash of $342,198 for the nine months ended September 30, 2016, to fund the Company’s revenue development efforts and to fund the Company’s ongoing operating expenses.

Investing Activities. For the nine months ended September 30, 2017, investing activities consisted of $120,842 expended for the acquisition of equipment, including $81,519 relating to the development and expansion of the Company’s production facility. For the nine months ended September 30, 2016, investing activities consisted of $53,874 expended for the acquisition of equipment, including $24,672 relating to the development and expansion of the Company’s production facility.

Financing Activities. For the nine months ended September 30, 2017, financing activities consisted of $180,000 of proceeds from the sale of 767,070 units under the private placement of the Company’s equity securities commenced in late 2016, payments on insurance premium financing obligations of $40,917, and payments of other notes payable of $9,332. For the nine months ended September 30, 2016, financing activities consisted of the receipt of $100,000 of proceeds from the sale of 532,688 shares of the Company’s common stock, receipt of $300,000 from the proceeds of two convertible notes payable, and a $3,000 advance received from an officer of the Company.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2017 aggregating $636,568. Amounts included in the 2017 column represent amounts due at September 30, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Consulting agreements	$365,000	$75,000	$290,000	$—	$—	$—
Manufacturing facility sublease commitment	108,000	36,000	72,000	—	—	—
Corporate office lease commitment	163,568	8,340	34,024	35,052	36,464	49,688
Total	$636,568	$119,340	$396,024	$35,052	$36,464	$49,688

Off-Balance Sheet Arrangements

At September 30, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company effected a reverse merger transaction effective April 27, 2017, as a result of which the business, operations, Board of Directors and executive management of the Company changed. Current management, which had only been in place approximately five months at the September 30, 2017 quarter end, has been focusing on developing controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Current management has instituted a program to put in place an accounting and financial staff and to install new accounting and internal control systems. In this regard, the Company retained a Chief Financial Officer effective July 10, 2017. The Company had not yet completed the process to establish adequate internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2017, the Company granted stock options, in the form of warrants, pursuant to the Plan to a consultant in connection with an Advisory Agreement to purchase 2,000,000 shares of the Company’s common stock at a price equal to the average daily closing price of the Company’s common stock calculated over a thirty-day period commencing on August 31, 2017 ($0.77682 per share), vesting quarterly over the two-year period from the date of grant, and expiring five years from date of grant.

Additional information with respect to the issuance and sale of equity securities of Alltemp, Inc. (formerly Source Financial, Inc.) and CSES Group, Inc. during the nine months ended September 30, 2017 is provided at Notes 1, 3 and 8 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2017 and 2016 included elsewhere in this document.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

ALLTEMP, INC.
(Registrant)

Date: November 14, 2017	By:	/s/ WILLIAM LOPSHIRE
William Lopshire
Chief Executive Officer
(Principal executive officer)

Date: November 14, 2017	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Agreement between Robert N. Weingarten and Alltemp, Inc. dated July 10, 2017, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2017, and incorporated herein by reference.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.

**In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” but not “filed”.

