Form 10-K
period 2023-12-31
Totaligent, Inc.
filed 2024-10-29
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55122

TOTALIGENT, INC.
(Exact name of registrant as specified in its charter).

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A Boca Raton, FL	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 988-2621

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10 D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2024, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $3.7 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 22, 2024, the registrant had 172,902,563 outstanding shares of common stock.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in Item 1A of this Report under the caption “Risk Factors” and elsewhere in this Report, including the exhibits hereto.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. You are cautioned not to place undue reliance on such statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•	In this annual report, references to “Totaligent”, “Alltemp”,” or “the Company,” or “we,” or “us,” and “our” refer to Totaligent, Inc. or f/k/a Alltemp, Inc.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I.

Item 1. Business

Totaligent, Inc. (“Totaligent” or the “Company”) is a technology company, with its headquarters located in Boca Raton, Florida deploying an 8-member remote work team, that provides person-based digital marketing for companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. Totaligent aims to launch a public version of its integrated digital marketing platform in the fourth quarter of 2024 that will democratize the use of first-, second-, and third-party data.

Corporate History

Totaligent, Inc. (the “Company”), formerly known as Alltemp, Inc., was incorporated on June 24, 1988 under the laws of the State of Delaware under the name Windsor Capital Corp.

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

On December 31, 2013, the Company acquired all of the outstanding shares of Moneytech Limited, an Australian company (“Moneytech”) pursuant to a Share Exchange Agreement dated May 30, 2013   (the “Share Exchange”). As a result of the Share Exchange, Moneytech became a wholly-owned subsidiary of our company, with the Moneytech shareholders owning in excess of 50% of our outstanding shares on a fully diluted basis.

In connection with the Share Exchange, our two principal stockholders prior to consummation of the share exchange deposited in escrow an aggregate of 2,240,000 shares of our common stock, and we deposited in escrow all outstanding shares of the common stock of WikiTechnologies, Inc. (“WTI”) our only operating subsidiary prior to the Share Exchange. The terms of the escrow arrangement were such that if WTI failed to achieve certain financial benchmarks we could elect to retain the Escrow Shares by delivering the WTI Escrow Shares to the two stockholders.

On December 31, 2013, we consummated the Exchange Agreement whereby Moneytech became a wholly-owned subsidiary of our company and the Moneytech shareholders acquired in excess of 50% of our outstanding shares on a fully diluted basis.

On February 11, 2014, we entered into a Separation Agreement with the two stockholders, pursuant to which  the WTI Escrow Shares were delivered to them, as a result of which we no longer own any equity interest in WTI,.

On February 14, 2014, pursuant to the Settlement Agreement, we relinquished our ownership interest in WikiTechnologies.

On December 31, 2016, the Company entered into that certain Share Exchange Agreement (the “Moneytech Agreement”) by and among the Company, Moneytech Group Pty Ltd., and certain shareholders of the Company. Pursuant to the terms of the Moneytech Agreement,  Moneytech Group acquired from the Company all of the outstanding shares and equity interests in Moneytech Limited and mPayments Pty Ltd., as well as its 95% equity interests in Moneytech POS Pty Ltd. and its 37.5% equity interests in 360 Markets Pty Ltd. (collectively, the “Moneytechterests”), f

As a result, the Moneytech Entities become subsidiaries of Moneytech and the Company had no further relationship with the Moneytech Entities.

Simultaneously on the Closing Date, the Company entered into that certain Share Exchange Agreement by and among the Company, Venture Track, Inc., (“Venture Track”) and the shareholders of Venture Track (the “Venture Track Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for securities of the Company.,

As a result of the Share Exchange Agreement, Venture Track became a wholly owned subsidiary of the Company.

On January 24, 2017, the Company, CSES Group, Inc. (“CSES”) and CSES Acquisition, Inc. ) executed an Agreement and Plan of Merger (the “Merger ”) pursuant to which, on April 27, 2027 CSES became a wholly owned subsidiary of the Company Merger Sub. As a result of the Merger, the former stockholders of CSES owned approximately 76.60% of the Company’s Common Stock to be outstanding immediately following the Merger.

On April 21, 2017, in connection with the Merger, the Company’s Certificate of Incorporation was amended to change the Company’s name to Alltemp, Inc. from Source Financial, Inc.

Effective September 29, 2017, the Company entered into a Share Exchange Agreement with Spider Investments, LLC (“Spider”), a company controlled by the former controlling shareholder of the Company prior to the Merger, which provided for Spider to acquire all of the issued and outstanding shares of capital stock of the Company’s wholly-owned subsidiary, Venture Track, Inc., in exchange for  shares of the Company’s common stock. Venture Track, Inc. was a development stage company with certain intellectual property that the Company had previously acquired effective December 31, 2016 in a reverse merger transaction.

On April 16, 2018, the Company filed a Form 15 to suspend its duty to file reports under Section 13 of Section 15(d) of the Securities Exchange Act of 1934.

On December 3, 2021, the Company, Digi Messaging & Advertising Inc., a Wyoming corporation (“Digi” ), and the Shareholders of Digi (the “Digi Shareholders”) executed an Agreement and Plan of Merger (the “Merger Agreement”) that provided for Digi to be merged into the Company (the “Merger”) through a share exchange agreement. As a result of the Share Exchange, the Company acquired 100% of the issued and outstanding shares of Digi in exchange for the issuance of 600,000 shares of Series D Convertible Preferred Stock.

Immediately following the Merger, the Company’s subsidiary, CSES Group, Inc., which owned all rights, title and interest in the Company’s refrigerant technology, was spun out in exchange for the cancellation of an aggregate of 54,422,903 shares of the Company’s Common Stock (held by former Alltemp management and shareholders).

The Company’s common stock was traded on the OTCQB operated by the OTC Markets under the symbol “LTMP” through May 20, 2018, on the OTC Pink marketplace thereafter, and on July 21, 2022, the Company changed its name to Totaligent, Inc., and trades under the symbol “TGNT” as of August 1, 2022.

OUR BUSINESS SUMMARY

Introduction

Totaligent, Inc. is a technology company, with its headquarters located in Boca Raton, Florida deploying an 8-member remote work team, that provides person-based digital marketing for companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. Totaligent aims to launch a public version of its integrated digital marketing platform in Q1 of 2025 that will democratize the use of first-, second-, and third-party data.

Company Overview

Totaligent is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. By leveraging Totaligent’s platform tools, users can deploy an all-encompassing digital communications strategy.

Today, Totaligent offers managed campaigns to publicly traded companies and political candidates, and is launching the beta version of its consumer-facing person-based digital marketing platform in Q4 of 2024. Totaligent’s managed campaign business will continue to be the main driver of revenue until the public launch of the consumer platform.

Totaligent’s white-label programmatic ad platform is directly connected to its own custom Database Management Platform (“DMP”), which allows micro-targeting using data matching, which can be site specific, area specific and/or zip code specific. This platform leverages highly efficient display advertising, as opposed to general search engine keyword advertising. The platform is connected to more than 40 network publishers, giving users a deep network of web portals in all verticals.

The Totaligent team is continuously updating the platform to follow the ever-changing advertising rules implemented by Google, Facebook, Twitter and others, regarding advertising crypto, drugs, tobacco, firearms, sex, and political advertising. Our customer outreach tools include email, SMS, and push notification.

•	Email marketing on the Totaligent platform connects to most of the known email marketing Electronic Services Portals (“ESP”).

•	Short Message Service (“SMS”) connects to multiple telecom partners allowing users to choose deliverability and the best price for their messaging needs. We offer long code, short code, and 1-800s.

•	Push notification marketing utilizes the Totaligent smart code (cookie), which allows customers to receive push notifications for upcoming news, offers, events, and more, all managed internally on Totaligent’s Push servers.

Individual Totaligent services are currently operational and used for our managed campaign program. Upon the launch of the consumer-facing platform, the full spectrum of Totaligent’s digital communication tools will operate within the same User Interface XML (“UIX”), negating the need for multiple service providers or Customer Relationship Management (“CRM”) tools to perform various individual tasks. Users will be able to harmonize every facet of a digital campaign from a single panel, allowing multichannel marketing and analytics to maximize communication and ROI from the user’s customer and visitor databases.

The Company is trading on the OTC Pink Market under the stock symbol, TGNT.

Industry Overview

Digital Marketing and Programmatic Advertising

The digital marketing industry is experiencing rapid evolution, driven by the convergence of data-driven strategies, advanced technology platforms, and the increasing need for personalized consumer engagement. As businesses and individuals strive to cut through the noise in an oversaturated market, platforms like Totaligent are becoming increasingly critical. Totaligent is a person-based digital marketing platform that enables companies to harness both owned and acquired data to deliver targeted, efficient marketing campaigns. By offering a comprehensive suite of tools, Totaligent empowers users to deploy all-encompassing digital communication strategies that resonate with their target audiences.

The Shift Towards Person-Based Marketing

In recent years, the industry has shifted from broad, demographic-based targeting to more precise, person-based marketing. This approach leverages detailed consumer data to deliver personalized experiences across multiple channels. Totaligent’s platform is designed to meet this demand, providing users with the ability to micro-target audiences using a custom Database Management Platform (DMP). This platform allows for site-specific, area-specific, and zip code-specific targeting, ensuring that marketing efforts reach the most relevant consumers.

Person-based marketing is particularly valuable in today’s landscape, where consumers expect tailored experiences. By connecting directly with more than 40 network publishers, Totaligent offers a vast network of web portals across various verticals. This enables users to deliver highly efficient display advertising, which is increasingly favored over traditional keyword-based search engine advertising. The result is more effective campaigns that drive higher engagement and return on investment (ROI).

Managed Campaigns and Revenue Streams

Totaligent’s business model is currently anchored by its managed campaign services, which cater to publicly traded companies and political candidates. These campaigns, which utilize the platform’s robust micro-targeting capabilities, are a significant revenue driver. The managed campaigns offer clients a full-service solution, leveraging Totaligent’s expertise in navigating the complex and often changing regulations surrounding digital advertising, including those related to sensitive sectors like crypto, drugs, and political advertising.

As Totaligent prepares to launch the beta version of its consumer-facing platform in Q4 of 2024, the managed campaign business will continue to be the primary revenue source. However, the consumer platform represents a significant growth opportunity, as it will allow a broader range of users to access Totaligent’s sophisticated marketing tools. This expansion into the consumer market is expected to diversify the company’s revenue streams and position it for long-term success.

Integration and Automation: The Future of Digital Marketing

One of the key differentiators of Totaligent’s platform is its focus on integration and automation. The platform’s white-label programmatic ad capabilities are seamlessly connected to its DMP, enabling users to manage and optimize campaigns from a single interface. This integration negates the need for multiple service providers or Customer Relationship Management (CRM) tools, streamlining the digital marketing process.

Totaligent also offers a comprehensive set of customer outreach tools, including email, SMS, and push notifications. These tools are designed to be easily accessible through the platform’s unified User Interface XML (UIX), allowing users to harmonize their marketing efforts across different channels. The ability to manage multichannel campaigns from a single panel not only enhances efficiency but also maximizes the impact of marketing efforts by providing a cohesive customer experience.

Adapting to Industry Changes

The digital marketing landscape is constantly evolving, with new regulations and platform policies frequently altering the rules of engagement. Totaligent’s commitment to continuous platform updates ensures that users can navigate these changes with ease. The platform is designed to stay ahead of the curve, adapting to new guidelines from major players like Google, Facebook, and Twitter.

In conclusion, Totaligent is well-positioned to thrive in the dynamic digital marketing industry. By offering a person-based approach to marketing, coupled with powerful integration and automation tools, Totaligent enables users to execute highly effective campaigns that drive meaningful results. As the company expands its consumer-facing platform, it is poised to become a leader in the digital marketing space, providing both businesses and individuals with the tools they need to succeed in an increasingly competitive environment.

Here are some compelling statistics and forecasts that support the information presented about Totaligent and the digital marketing industry:

1.

Growth of Digital Marketing: The global digital advertising market is projected to reach $645.8 billion by 2024, growing at a CAGR of 10.7% from 2021 to 2024. This growth underscores the increasing reliance on digital channels for marketing and the potential market for platforms like Totaligent.

2.

Shift to Person-Based Marketing: Research indicates that personalized marketing can boost conversion rates by up to 202%. As consumers demand more personalized experiences, the shift towards person-based marketing becomes essential, making Totaligent’s platform, which offers micro-targeting, highly relevant.

3.

Programmatic Advertising Dominance: By 2024, programmatic advertising is expected to account for 91% of digital display ad spending in the U.S. This trend highlights the importance of programmatic platforms like Totaligent’s, which can efficiently reach targeted audiences.

4.

Email Marketing ROI: Email marketing continues to deliver strong ROI, with an average return of $42 for every $1 spent. Totaligent’s integration with known ESPs positions it well to help users capitalize on this effective channel.

5.

SMS Marketing Growth: The global SMS marketing market is expected to grow from $5.5 billion in 2021 to $24.9 billion by 2028, reflecting a CAGR of 24.8%. Totaligent’s SMS capabilities align with this growing trend, offering users a powerful tool for customer engagement.

6.

Push Notification Engagement: Push notifications have a click-through rate (CTR) of up to 40%, making them one of the most effective channels for real-time customer engagement. Totaligent’s smart code for push notifications allows users to tap into this highly engaging channel.

These statistics and forecasts emphasize the relevance and potential of Totaligent’s platform in a rapidly growing and evolving digital marketing landscape.

Market Opportunity

The market opportunity for Totaligent within the digital marketing industry is substantial, driven by several key factors:

Expanding Digital Advertising Market

The global digital advertising market is expected to grow significantly, with projections suggesting it could reach $645.8 billion by 2024. As businesses increasingly shift their advertising budgets from traditional to digital channels, platforms like Totaligent that offer advanced targeting and integration tools stand to capture a significant share of this growing market.

Rising Demand for Person-Based Marketing

There is a growing demand for more personalized and targeted marketing strategies. Consumers expect relevant and tailored content, which has led to the rise of person-based marketing. Totaligent’s platform, which enables micro-targeting based on detailed consumer data, is well-positioned to capitalize on this trend. With studies showing that personalized marketing can boost conversion rates by over 200%, the demand for platforms that can deliver this capability is likely to increase.

Growth in Programmatic Advertising

Programmatic advertising is projected to dominate the digital display ad market, accounting for 91% of spending in the U.S. by 2024. Totaligent’s white-label programmatic ad platform, connected to a broad network of publishers, offers a significant opportunity to tap into this market. As more advertisers move towards automated, data-driven ad buying, Totaligent’s platform can attract a wide range of users seeking efficient and effective advertising solutions.

Opportunities in Email, SMS, and Push Notification Marketing

Email marketing continues to deliver high ROI, while SMS and push notification marketing are experiencing rapid growth. The SMS marketing market, for instance, is expected to grow at a CAGR of 24.8% through 2028. Totaligent’s integrated tools for email, SMS, and push notifications allow users to engage customers across multiple channels, creating a comprehensive marketing solution that meets diverse needs. The ability to offer these services within a single platform enhances the value proposition for businesses seeking to streamline their digital marketing efforts.

Regulatory and Market Adaptation

As digital advertising becomes more regulated, particularly in areas like political advertising, crypto, and other sensitive sectors, platforms that can adapt quickly to these changes will have a competitive advantage. Totaligent’s commitment to continuously updating its platform to comply with new regulations provides a significant opportunity to attract clients in regulated industries that require compliant marketing solutions.

Expansion into the Consumer Market

The planned launch of Totaligent’s consumer-facing platform in Q4 2024 represents a major growth opportunity. By making its sophisticated marketing tools accessible to a broader audience, including small businesses and individual marketers, Totaligent can tap into a vast and underserved segment of the market. This expansion could significantly diversify revenue streams and drive long-term growth.

Growth and Development Strategy

To capitalize on the substantial market opportunity in digital marketing, Totaligent has outlined a comprehensive growth strategy that includes targeted marketing efforts, brand development, and strategic acquisitions. By leveraging its existing strengths in person-based digital marketing and programmatic advertising, Totaligent aims to scale its operations, diversify revenue streams, and solidify its position as a leader in the industry.

1. Marketing Strategy

Channel Partners/Influencers Totaligent can expand its reach by building a network of channel partners and influencers within the digital marketing space. Many industries have used influencers to promote brands, and Totaligent can develop a similar network of influencers, including digital marketing experts, tech bloggers, and social media personalities. These influencers would promote Totaligent’s platform through content that showcases its unique capabilities, such as micro-targeting and multichannel integration. Influencers would be compensated on a performance basis, creating a scalable and cost-effective marketing model.

Digital Marketing Platform Development Totaligent will continue to innovate and expand its platform capabilities. By focusing on the development of new features that address the evolving needs of digital marketers, such as enhanced data analytics, AI-driven campaign optimization, and improved user interface design, Totaligent will attract and retain a growing customer base. The company’s commitment to staying ahead of regulatory changes will also be a significant differentiator in the market.

2. Brand Development

Totaligent will focus on building a strong brand identity as a leading provider of person-based digital marketing solutions. This involves not only expanding its product offerings but also establishing itself as a thought leader in the industry.

Expanding Platform Offerings Totaligent will continuously enhance its platform by integrating new features that align with market trends, such as AI-driven personalization, enhanced data privacy tools, and cross-channel campaign management. This will allow Totaligent to meet the diverse needs of its customers and stay ahead of competitors.

Strategic Partnerships Aligning with high-profile partners, such as major digital ad networks, data providers, and tech companies, will enhance Totaligent’s brand credibility. These partnerships will also provide additional channels for customer acquisition and brand exposure.

3. Acquisitions Strategy

Totaligent intends to pursue strategic acquisitions to accelerate growth, expand its capabilities, and strengthen its market position. This strategy will focus on three key areas:

Existing Digital Marketing Brands Totaligent will target emerging digital marketing platforms and agencies that have demonstrated initial market penetration and potential for growth. By acquiring these companies, Totaligent can quickly expand its customer base, enhance its service offerings, and increase market share.

Technology Acquisitions To complement its platform, Totaligent will seek to acquire innovative technologies that enhance data analytics, customer engagement, and programmatic advertising capabilities. These acquisitions will provide Totaligent with additional tools to offer more comprehensive solutions to its clients, driving higher customer satisfaction and loyalty.

Distribution and Data Assets Totaligent will explore opportunities to acquire data providers and distribution platforms that can enhance its targeting capabilities. This could include acquiring companies with extensive consumer data or advanced targeting algorithms that can be integrated into Totaligent’s DMP. Additionally, acquiring companies with strong distribution networks will allow Totaligent to expand its reach and offer more robust services to its clients.

Totaligent aims to capitalize on the expanding digital marketing industry, leveraging its strengths in person-based marketing, programmatic advertising, and multichannel integration. Through targeted marketing efforts, brand development, and strategic acquisitions, Totaligent is poised to scale its operations, diversify its revenue streams, and solidify its position as a market leader in digital marketing solutions.

Competition

Totaligent is in a highly-competitive space, dominated by well-known players like ActiveCampaign, known for its robust automation capabilities, Klavivo, featuring over 300 integrations and supporting various automation and personalization features, HubSpot, known for its comprehensive suite of CRM, marketing, sales, and service tools, and Gladly, which consolidates customer interactions across channels like email, chat, and social media into one unified platform.

Intellectual property

Totaligent’s intellectual property is grounded in its ownership of domain names, confidential business information, and tactics. These assets form the core of its competitive advantage, safeguarding the brand’s identity and proprietary knowledge. By leveraging domain names, confidential information and tactics, it preserves its unique business strategies and innovations. These intellectual properties collectively reinforce Totaligent's market presence and contribute to its long-term success.

Government Regulation

The Internet

We are subject to several laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The way existing laws and regulations will be applied to the Internet and how they will relate to our business are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

The Digital Millennium Copyright Act (DMCA) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (GDPR), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

CONSIDERATIONS RELATED TO OUR BUSINESS

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL NEEDS

We are in our development stage and have a limited operating history.

We are a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception. We will need to continue building our organization and team to competently evaluate and secure business opportunities for the development of sophisticated technologies. As an early-stage business we will likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject. Our likelihood of success will depend on the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we plan to operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2023, the Company had a net loss of $402,170, had $1,038,868 in negative working capital, accumulated deficit of $860,127 and stockholders’ deficit of $910,016. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are being issued. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At December 31, 2023, the Company had cash of $167,735. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. A debt financing may contain undue restrictions on the Company’s operations and/or liens on the Company’s tangible and intangible assets, and an equity financing may cause substantial dilution to the Company’s common stockholders. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

The development and expansion of the Company’s business in 2024 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

The Company will need to raise additional capital to support its operations.

The Company will need to procure additional financing over time, the amount and timing of which will depend on a number of factors, including the pace of expansion of the Company’s opportunities and customer base, the scope of product development to be undertaken by the Company, the need to respond to customer needs for improvement of product offerings, the services offered and development efforts, the cash flow generated by its operations, the extent of losses, if any with respect to matters identified as risk factors herein and the extent of other unanticipated areas or amounts of expenditure. The Company cannot fully predict the extent to which it will require additional financing. There can be no assurance regarding the availability or terms of additional financing the Company may be able to procure over time. Any new investor may require that any future debt financing or issuance of preferred equity by the Company could be senior to the rights of stockholders, and any future issuance of equity could result in the dilution of the value of our shares.

We anticipate operating losses to continue into the foreseeable future and substantial additional capital may be required that may not be available on acceptable terms.

The Company has negative working capital and has sustained operating losses since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter. There is no assurance that we will be able to raise the capital that will be required to sustain operations and execute our business plan, which involves raising capital for acquisitions as well as developing and commercializing technologies.

We expect capital outlays and operating expenditures to increase as we expand our product offerings and marketing activities. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated, and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products or services, acquire complementary products, businesses or technologies or otherwise respond to competitive pressures and opportunities. Furthermore, any equity or debt financings, if available at all, may be on terms which are not favorable to the Company (and therefore its shareholders) and, in the case of a new equity offering by the Company, existing shareholders will be diluted unless they purchase their proportionate share of the equity offering. If adequate capital is not available on economically viable terms and conditions, the Company’s business, operating results and financial condition may be materially adversely affected.

The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

It is difficult to accurately forecast the Company’s revenues and operating results, and they could fluctuate in the future due to several factors. These factors may include acceptance of the Company’s products and services; the amount and timing of operating costs and capital expenditures; competition from other market venues or services that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

If demand for our products and services does not develop as expected our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, world events and changing customer preferences. We believe that the markets in our product segment will continue to grow, that we will be successful in marketing our products and services in these markets. If our expectations as to the size of these markets and our ability to sell our products and services in this market are not correct, our revenue may not materialize, and our business will be adversely affected.

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net revenues, improve margins and achieve profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. We must continue to acquire customers in order to increase net revenues, improve margins, and achieve profitability. We intend to make significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net revenues from the new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency. Consequently, our prices may increase, or may not decrease to levels sufficient to generate customer interest, our net revenues may decrease, and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees, and without these key executives and employees, we may not have the ability to execute our business plans and to identify and pursue new opportunities and innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results. We do not presently maintain any key man life insurance policies.

We may not be able to manage future growth effectively.

If our business plans are successful, we may experience significant growth in a short period of time and potential scaling issues. Should we grow rapidly, our financial, management and operating resources may not expand sufficiently to adequately manage our growth. If we are unable to manage our growth, our costs may increase disproportionately, our future revenues may stop growing or decline and we may face dissatisfied customers. Our failure to manage our growth may adversely impact our business and the value of your investment.

A failure or breach of our security systems or infrastructure as a result of cyberattacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for technology companies, such as the Company, have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties or may result from human error or accidental technological failure. These threats include cyberattacks, such as computer viruses, malicious code, phishing attacks or information security breaches.

Our operations will, in part, rely on the secure processing, transmission and storage of confidential proprietary and other information in our computer systems and networks. Our customers will rely on digital technologies, computers, email and messaging systems, software and networks to conduct their operations or to utilize our products or services.

In addition, to access our products and services, our customers will use personal smartphones, tablet computers and other mobile devices that may be beyond our control.

If a cyberattack or other information security breach occurs, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such events could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that will support our businesses and customers, as well as the operations of our customers or other third parties. Any actual attacks could lead to damage to our reputation with our customers and other parties and the market, additional costs to the Company (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

Although we will attempt to mitigate these risks, there can be no assurance that we will be immune to these risks and not suffer losses in the future.

Current market conditions and recessionary pressures in one or more of the Company’s markets could impact the Company’s ability to grow its business.

The U.S. economy faces continued concerns about the systemic impacts of adverse economic conditions such as the U.S. deficit, historically high inflation, volatile energy costs, geopolitical issues, the continued availability and cost of credit in the face of expected interest rate increases by the U.S. Federal Reserve, ongoing supply chain disruptions, the ongoing impact of the COVID-19 pandemic, and unstable financial and real estate markets. Foreign countries, including those in the Euro zone, are affected by similar systemic impacts. Turbulence in the United States and international markets and economic conditions may adversely affect the Company’s liquidity and financial condition, and the liquidity and financial condition of the Company’s customers. If these market conditions occur, they may limit the Company’s ability, and the ability of the Company’s customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on the Company’s financial condition and results of operations. There is no assurance that the Company’s products and services will be accepted in the marketplace. To date, inflationary pressures have not had a material impact on the Company’s financial condition and results of operations, and we have not developed any plans or taken any action to mitigate such inflationary pressures. However, there is no assurance the inflationary pressures will not have a material effect on the Company’s financial condition and results of operations in the future. If inflationary pressures begin to have a material effect on the Company in the future, we may or may not develop plans to mitigate those pressures.

Risks Related to Government Regulation and Being a Public Company

We will face growing regulatory and compliance requirements which can be costly and time consuming.

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyberattacks and will increasingly impact organizations like our company. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation, such as the European Union’s General Data Protection Regulation, with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. The high costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, has elevated this topic from the IT organization to the executive and board level. We may need to spend additional time and money ensuring we will meet future regulatory requirements.

Intellectual Property may be threatened or become obsolete.

We rely on a combination of trademarks, domain names, and confidential information to protect our proprietary rights. However, these protections may not be sufficient to prevent unauthorized use, infringement, or misappropriation by third parties. Our ability to protect our intellectual property is subject to various uncertainties, including the limitations of legal protections in certain jurisdictions, the possibility of invalidation or challenge to our intellectual property rights, and the risk of competitors developing similar or superior technologies. Failure to protect our intellectual property could result in diminished brand value, loss of competitive advantage, and potential legal disputes, which may require costly litigation and divert management's focus.

Our competitors are well-funded and have large customer bases.

We operate in a competitive market where many of our competitors may have greater financial, technical, and marketing resources, as well as a longer operating history. These competitors may be better positioned to develop and market products more effectively, invest in superior intellectual property protection, or engage in extended legal battles. Their ability to leverage these resources could undermine our market position, reduce our market share, and make it more difficult for us to compete effectively. If we are unable to respond to these competitive pressures, our business, financial condition, and operating results could be materially and adversely affected.

Our business could be negatively impacted by changes in the U.S. political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals that might materially impact us include, but are not limited to, changes to liability rules for data privacy regulations, import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements, immigration policies and enforcement, healthcare law, minimum wage laws, climate and energy policies, foreign trade and relations with foreign governments, and pandemic response. To the extent changes in the political environment have a negative impact on us or on our customers, our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the California Consumer Privacy Act, as amended, or the CCPA, among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation, or the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

Our business depends on our customers continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

Our services depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt or increase the cost of user access to certain of our services by restricting or prohibiting the use of their infrastructure to support our services, charging increased fees to our users, or regulating online speech. Such interference could result in a loss of existing users, advertisers and goodwill, could result in increased costs and could impair our ability to attract new users, thereby harming our revenue and growth.

Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.

To the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anticompetitive practices impeding both our and our customers’ domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.

Our business could be affected by new governmental regulations regarding the Internet.

To date, government regulations have not materially restricted the use of the Internet in most parts of the world. However, the legal and regulatory environment relating to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Our current internal controls and any new controls that we develop may become inadequate because of changes in conditions in our business or changes in the applicable laws, regulations and standards. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq in the future.

Industry and other market data used in this or other periodic reports that we have filed or will in the future file with the SEC, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

This report includes or refers to, and periodic reports that we have will in the future file with the SEC may include or refer to, statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies that we undertook ourselves regarding the market potential for our current products. Although we believe that such information has been obtained from reliable sources, the sources of such data have not guaranteed the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The results of this data represent various methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies, particularly following a public offering of a company with a small public float. There is the potential for rapid and substantial price volatility of our common stock. Broad market factors may seriously harm the market price of our common stock, regardless of our actual or expected operating performance and financial condition or prospects, which may make it difficult for investors to assess the rapidly changing value of our common stock. Additionally, the price and volume of our common stock may fluctuate significantly as a result of the following factors:

●	quarterly variations in our operating results compared to market expectations;

●	adverse publicity about us, the industries we participate in or individual scandals;

●	announcements of new offerings or significant price reductions by us or our competitors;

●	fluctuations in stock market prices and volumes;

●	changes in senior management or key personnel;

●	changes in financial estimates by securities analysts;

●	the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;

●	negative earnings or other announcements by us or our competitors;

●	defaults on indebtedness, incurrence of additional indebtedness, or issuances of additional capital stock;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other factors listed in this “Risk Factors” section.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Raising additional capital may cause dilution to our stockholders, or restrict our operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financing and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder.

To the extent that we raise additional capital through debt financing, it would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends.

We may issue additional debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distribution to our stockholders. In addition, any additional preferred stock, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your common stock and diluting your interest in our company.

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies. We are also a voluntary filer.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●

had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●

in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●

in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares. In addition, we are a voluntary filer as we have terminated our reporting status under the Exchange Act of 1934, as amended. Accordingly, we may elect to discontinue filing reports at any time under the Exchange Act.

Future sales of substantial amounts of our common stock or securities convertible into or exchangeable or exercisable for shares of common stock, either by us or by our existing stockholders, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

Future sales in the public market of shares of our common stock or securities convertible into or exchangeable or exercisable for shares of common stock, shares held by our existing stockholders or shares issued upon exercise of our outstanding stock options or warrants, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We aim to deploy a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. This program will be implemented to ensure that cybersecurity considerations are included in decision-making processes throughout the Company.

As of the date of this Annual Report on Form 10-K, we have not experienced any significant cybersecurity attacks and, to date, the risks from cybersecurity threats have not materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Item 2. Properties

The Company rents Class A shared office space in Boca Raton, Florida on a month-to-month basis.

Item 3. Legal Proceedings

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on OTC Markets under the symbol “TGNT.”

Shares of our common stock have historically been thinly traded, and as a result, our stock price as quoted by OTC Markets may not reflect an actual or perceived value. The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid
January 1, 2023, through March 31, 2023	$0.018	$0.01
April 1, 2023, through June 30, 2023	$0.027	$0.013
July 1, 2023, through September 30, 2023	$0.019	$0.010
October 1, 2023, through December 31, 2023	$0.016	$0.010

Period	High Bid	Low Bid
January 1, 2022, through March 31, 2022	$0.027	$0.012
April 1, 2022, through June 30, 2022	$0.025	$0.012
July 1, 2022, through September 30, 2022	$0.037	$0.016
October 1, 2022, through December 31, 2022	$0.019	$0.009

Our Transfer Agent

Standard Transfer Company, with offices at 440 East 400 South, Suite 200 Salt Lake City, UT 84111, is the transfer agent for our shares of common and preferred stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of December 31, 2023, there were 320 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The Registrant’s common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that the Registrant’s common stock will qualify for exemption from the Penny Stock Rule. Even if the Registrant’s common stock were exempt from the Penny Stock Rule, the Registrant would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Securities Authorized for Issuance under Equity Compensation Plans

The Registrant does not have any equity compensation plans and accordingly there are no shares authorized for issuance under an equity compensation plan.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

Executive Summary

Totaligent, Inc. (“Totaligent” or the “Company”) is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. The Company is building an Nvidia supercluster with 2.4 Terabytes of GPU ram and 18 Terabytes of system ram, which will allow Totaligent’s Artificial Intelligence to deliver nearly instantaneous data processing and modeling. The Company’s consumer-facing integrated digital marketing platform, which allows individuals and enterprises to leverage its big data to micro-target customers with disruptive increases in efficiency, is set to launch in Q1 of 2025 Totaligent is a Delaware corporation currently trading on the OTCPink market under the stock symbol TGNT, and has executive offices located at 2255 Glades Road, Suite 324A Boca Raton, FL 33431 and a technology hub in Houston, TX.

Business Description:

Today, Totaligent offers managed campaigns to publicly traded companies and political candidates, and is launching a consumer-facing person-based digital marketing platform in Q1 of 2025. Totaligent’s managed campaign business will continue to be the main driver of revenue until the public launch of the consumer platform.

Totaligent’s white-label programmatic ad platform is directly connected to its own custom Database Management Platform (“DMP”), which allows micro-targeting using data matching, which can be site specific, area specific and/or zip code specific. This platform leverages highly efficient display advertising, as opposed to general search engine keyword advertising. The platform is connected to more than 40 network publishers, giving users a deep network of web portals in all verticals.

The Totaligent team is continuously updating the platform to follow the ever-changing advertising rules implemented by Google, Facebook, Twitter and others, regarding advertising crypto, drugs, tobacco, firearms, sex, and political advertising. Our customer outreach tools include email, SMS, and push notification.

•	Email marketing on the Totaligent platform connects to most of the known email marketing Electronic Services Portals (“ESP”).
•	Short Message Service (“SMS”) connects to multiple telecom partners allowing users to choose deliverability and the best price for their messaging needs. We offer long code, short code, and 1-800s.
•	Push notification marketing utilizes the Totaligent smart code (cookie), which allows customers to receive push notifications for upcoming news, offers, events, and more, all managed internally on Totaligent’s Push servers.

Individual Totaligent services are currently operational and used for our managed campaign program. Upon the launch of the consumer-facing platform, the full spectrum of Totaligent’s digital communication tools will operate within the same User Interface XML (“UIX”), negating the need for multiple service providers or Customer Relationship Management (“CRM”) tools to perform various individual tasks. Users will be able to harmonize every facet of a digital campaign from a single panel, allowing multichannel marketing and analytics to maximize communication and ROI from the user’s customer and visitor databases.

Background

To be successful in today’s digital world, companies’ websites need pop up widgets, tracking pixels, push notification services, email services (Constant Contact, Mail Chimp, etc.), text and/or SMS services (Twilio), and other services for Pay per Click (“PPC”) (Google, Oath, Twitter, Facebook, etc.). From platform set up to campaign management, each of these services requires additional layers of effort and focus.

Companies are required to purchase or license software and often need a technical team to set up and integrate APIs and manage each digital platform. Today, most users of these services are typically small to medium sized business owners and don’t have the technical expertise, time or capital to effectively manage digital marketing campaigns successfully. These deficiencies make them susceptible to click and bot fraud, which runs rampant on ad networks.

There is no way to audit clicks and impressions on these ad networks; companies are led to believe that every view and click is a real person when in reality, they’re not. Fake clicks and impressions are a massive revenue generator for the ad networks, so there is no incentive for them to make digital advertising more efficient. Companies are simply told to accept unsustainable conversion rates.

In addition, ad networks hoard an enormous amount of customer data (email, device ID, mobile number, etc.) for their benefit, even though they are being paid by companies to acquire customers on their behalf. Companies are only provided with the alleged number of clicks and the average time spent on their site. This lack of crucial data is a major disadvantage for the companies’ campaign managers when trying to determine how to better engage with their target market. Because they cannot retarget prospects via email, text, or otherwise, they are forced to spend additional money on the ad networks to blindly reengage.

How Totaligent is Different

The Totaligent platform makes every visitor and impression a usable data point. When users run digital campaigns on Totaligent, every prospect that clicks on users’ sites, is immediately matched to the requisite data from the DMP, providing the users with crucial data points. The Totaligent platform stores the users’ data in a closed-circuit environment for use in future digital campaigns. This is the key to the Totaligent marketing platform. Totaligent can match all visitor data immediately upon landing on the users’ websites, like: device IDs, IP address, mobile number, email address, and social network profiles. This type of data allows Totaligent’s users to engage in micro-targeted person-based marketing, as opposed to blindly running ad campaigns and requesting the site visitors’ details. With Totaligent, users will now be able to access one interface to manage their Text, Email, PPC, and Push Notification campaigns to maximize their person-based marketing efforts.

Totaligent Programmatic

The use of programmatic marketing is extremely cost effective, when Totaligent users create “like audiences.” Users of the platform can input specific demographics to create “like audiences” for micro-targeting purposes, so they can be most efficient with their ad spend. Totaligent estimates that person-based targeted ads yield a 40% cost savings, while increasing conversion rates from remarketing campaigns. Benefits:

•	Eliminates bot and fraudulent traffic, as well as wasteful display impressions; now every impression becomes useful data with Totaligent’s ability to match and append based upon IP address and device ID.

•	Eliminates the need to target the general population, with the hope that an interested party will click an ad with the intention of converting.

•	Eliminates competitors and marketers clicking ads, to get advertising ideas, pushing lower conversion ratios, or simply to waste a user’s money.

Totaligent currently has vast U.S. audiences of businesses, non-profits, political parties, venture capital, financial markets/investor verticals, and donors.

Totaligent Tools

To get great results, you need the right tools. Unfortunately, the right tools are not available in a single platform, which makes effective digital marketing a cumbersome and costly endeavor. After years of managing millions of dollars in digital campaigns, the Totaligent team built specific tools to overcome systemic marketing problems that continue to force people to needlessly employ “marketing experts” and/or rely on unverifiable platform data. Totaligent’s tools put website owners back in control of their marketing, by connecting the website to specific person-based audiences in our database. This means anyone who knows who their ideal customer is, can create an audience of those people, and micro-target campaigns across all forms of digital communication.

Totaligent Widget acts as a functional central command to connect to our DMP. The Totaligent Widget includes basic digital marketing functionality including a limited number of pop ups, emails, analytics, and push notifications.

Totaligent Link tracks and matches every click delivered via email, SMS, and other campaign mechanisms, to Totaligent’s DMP.

These tools were designed and created over years of analysis and tens of millions of dollars spent on advertising campaigns, custom communication, and marketing platforms.

Currently, for person-based programmatic and micro-targeted advertising, companies must spend thousands of dollars per month to use LiveRamp, a Totaligent competitor, in order to create and market to tailored audiences. This expense can significantly increase the cost per 1,000 impressions (CPI) and cost-per-click (CPC), typically by 400% and even much higher for some verticals.

As the Totaligent network grows, so too will the number of first party cookies. Totaligent’s first-party cookies can be set on browsers, allowing for marketing, data collection and verification in our DMP. Every user that visits any Totaligent enabled web portal, link or ad is placed into the DMP and instantly matched across all channels and data points, continually updating and verifying their information.

Totaligent Database Management Platform (DMP)

The Internet is full of information; a quick Google, Facebook, or Twitter query, can typically locate just about everyone. Most people keep the same alter egos online for years and, with the smart phone being connected to web browsers and emails, it’s very easy to collect, store and manage data on everyone in the United States.

Totaligent’s database is constantly being appended, cleaned, and verified from pixel fires, link clicks, PPC, email, and SMS. Our base data sets include voters, donors, investors, consumers, and other publicly sourced information, to verify and update the information as needed. We track and maintain over 400 data points on each record and allow for cross platform marketing. Our DMP utilizes schema mark ups, indexing, public filings, search engines, corporate records, WhoIs, IP addresses, as well as consumer, voter, and business data to match, update, and verify existing records. First and third- party pixels are also employed, in agreement with certain vendors and clients, who gather more millions of monthly impressions.

Totaligent DMP partners with websites to provide functionality for major clients for free in exchange for adding our pixel to their portals, which generate additional impressions to help grow and verify user data running through the system.

Totaligent Audiences are created and used internally and are MD5 hash encrypted, so they cannot be exported and downloaded by users.

Totaligent ESP is our customizable email system that can connect to any outside API provider or can be used on the Totaligent email network, which runs on the TOTALIGENT PMTA, SMTP (any), Amazon SES API, Mailgun API, SparkPost API, SendGrid API, Mandrill API, Elastic Email API, MailJet API, SendinBlue API) backbone for delivering email. Emails can be obtained from click traffic, created by the uploaded audience in the customer portal, and internally loaded to send permission passes to potential consumers. Site visitors have their emails populated into the user’s list for retargeting purposes, which can then be permission passed into the customer lists for future promotions.

Web forms used to collect subscribers’ emails and permission passes can be sent after the consumer clicks the subscribe button, understanding that there is no need to provide further information or fill out any forms. This should breed much higher conversion rates than forcing target customers to fill out conventional subscription forms.

In addition, the email platform can quickly create unique Totaligent Links to tag each contact in the users’ email lists, which monitoring opens, and then collects data to create additional communication points for the audience. This allows the clients’ sites to monetize impressions from AdSense or other traffic advertising sources.

Totaligent SMS is a robust text platform that connects through API to multiple vendors which can send SMS campaigns for pre-approved users. Users can seamlessly log in and set up their campaign, also tagging each target with a unique Totaligent Link ID. The system can send pre-recorded outgoing messages, SMS, SES, and any other function used over the telephone system, which is especially useful for political and non-profit organizations that need to raise donations in a cost-effective way.

The audiences’ mobile numbers are stored in the DMP and can be used once loaded into the customer portal. They cannot be exported unless the person is a verified subscriber but can be used for internal cross channel marketing programs. When properly used, this system will track SMS users, to ensure proper identification has been obtained, which protects the sender against frivolous or dubious lawsuits from bad actors.

Totaligent Append and Data Sales

Because the DMP is so large and constantly updated, Totaligent is able to provide data on a low cost per record basis to a wide array of users by offering specific list types based on Totaligent’s internal data points. Users can search the criteria needed and the DMP will provide the data size and price.

Totaligent Email Clean

Our campaigns are constantly using our data, which helps ensure that the data is of the highest quality. In other words, the constant feedback from campaigns allows us to actively identify bad data to be removed from our system.

Totaligent’s cleaning system for marketers is more than just uploading their data for positive or negative system matches. Because our data is scored, the advertiser will have insight as to whether their data is good. We maintain one of the largest blacklists on the market, with scam, or bad data that is constantly passed around, so old, and dead data can be removed. Our cleaning service can be added to any websites’ forms, to keep anyone from entering or using an email on the bad or blacklist to the user’s site for an additional fee. Our service also connects through API to multiple other cleaning services and can be cleaned and compared with any of them for an additional cost to ensure the best deliverability.

Political operatives have been known to add dirty or unfriendly email addresses to subscriber lists, causing complaints and shutdowns of valuable marketing accounts. Our service can help identify these fake addresses to protect against this dubious activity.

Stock Sales

During the year ended December 31, 2023, the Company received $25,000 by selling shares common stock.

Convertible Notes Issued

During the year ended December 31, 2023, the Company received $225,000 from issuance of convertible debt.

Litigation

Not applicable.

Fiscal Year 2023 Results of Operations Compared with Fiscal Year 2022

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2023	2022

Revenue	$731,679	$19,500

Cost of revenue	81,270	46,885

Gross profit (loss)	650,409	(27,385)

Operating expenses:
Personnel expenses	378,000	378,000
General and administrative	605,407	113,923
Depreciation expense	20,960	32,294
Total operating expenses	1,004,367	524,217

Net operating loss	(353,958)	(551,602)

Other income (expense)
Interest expense	(35,122)	(30,608)
Amortization of debt discount	(19,908)	(57,050)
Loss on settlement of debt	(11,765)	-
Gain on change in fair value of derivative liability	38,759	47,183
Loss on sale of fixed assets	(20,176)	-
Total other income (expense)	(48,212)	(40,475)

Loss before income taxes	(402,170)	(592,077)

Provision for income tax	-	-

Net loss	$(402,170)	$(592,077)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	141,192,451	149,178,410

For the years ended December 31, 2023, and 2022, the Company generated total revenues of $731,679 and $19,500, respectively, and gross profits of $650,409 and ($27,385), respectively. This significant increase in revenues and profitability in 2023 was primarily driven by the Company's involvement in managed marketing campaigns, which substantially contributed to its financial performance.

The cost of goods sold for the years ended December 31, 2023, and 2022 were $81,270 and $46,885, respectively. These costs primarily represent expenses related to outsourcing certain activities tied to the managed marketing campaigns. The increase in cost of goods sold in 2023 was directly correlated with the surge in revenue from these campaigns.

Operating expenses increased from $524,217 in 2022 to $1,004,367 in 2023, largely due to higher professional fees associated with compliance reporting requirements, which were necessitated by the Company's expanded operations from managed campaigns. Other income (expenses) also saw a shift, increasing from ($40,475) in 2022 to ($48,212) in 2023. This change was primarily due to a loss on the sale of fixed assets of ($20,176) and a loss on debt settlement of ($11,765), partially offset by a reduction of $37,142 in debt discount amortization in 2023 compared to the prior year.

As a result of increased cost of sales and increased operating expenses, we had a net loss of ($402,170) for the year ended December 31, 2023 compared to a net loss of ($592,077) for the year ended December 31, 2022.

Liquidity and Capital Resources

Going Concern

We have had negative working capital and have sustained operating losses since inception.  These factors, and the need for additional financing in order for the Company to meet its business plan raises substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that operating losses will continue in the near term. We intend to meet near-term obligations with private placement offerings. We currently have limited revenue, which is not sufficient to cover operational expenses.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. The Company has also had discussions with broker-dealers and lenders regarding funding required to execute the Company’s business plan.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital, operating expenditures, software development payments and other working capital needs. We believe that material cash requirements for operating expenditures may range from $100,000 per month to $200,000 per month during the twelve months.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

Funding Strategy

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. We plan on issuing an offering document to obtain funding for certain acquisitions that are in the discussion stages. No assurance can be given that we will be successful in obtaining the required financing or the terms the terms of any such financing.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(29,476)	$(175,455)
Net cash used in investing activities	(18,630)	(24,062)
Net cash provided by financing activities	201,840	20,694
Net change in cash and cash equivalents	153,734	(178,823)
Cash and cash equivalents at beginning of period	14,001	192,824
Cash and cash equivalent at end of period	$167,735	$14,001

Net cash used in operating activities for the year ended December 31, 2023 was $29,476. Net loss adjusted for non-cash items (depreciation, stock issued for services, amortization of debt discount, loss on settlement of debt, loss on disposal of asset and loss (gain) on change in fair value of derivative liabilities) used cash of $234,050. Changes in operating assets and liabilities provided cash of $138,644.

This compares to net cash used in operating activities for the year ended December 31, 2022 of $175,455. Net loss adjusted for non-cash items (depreciation, amortization of debt discount and loss (gain) on change in fair value of derivative liabilities) used cash of $42,161. Changes in operating assets and liabilities provided cash of $374,461.

Net cash used by investing activities for the year ended December 31, 2023 was $18,360 as a result of expenditures for capitalized software in the amount of $39,308 and proceeds from the sale of an asset in the amount of $20,678. Net cash used by investing activities for the year ended December 31, 2022 was $24,062 as a result of expenditures for property and equipment.

Net cash provided by financing activities for the year ended December 31, 2023 was $201,840 as a result of $25,000 in cash proceeds from sale of common stock, $185,000 in proceeds from the issuance of convertible notes payable, $40,000 in proceeds from the issuance of notes payable, and $48,160 in repayments of notes payable. This compares to $20,694 in net cash provided by financing activities during the year ended December 31, 2022 resulting from proceeds from the issuance of notes payable.

Item 8. Financial Statements and Supplementary Data

TOTALIGENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Totaligent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Totaligent, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has negative working capital and has sustained operating losses since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

3702 West Spruce Street #1430 •Tampa, Florida 33607 • +1.813.441.9707

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 7 to the Company’s consolidated financial statements, when the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates and records the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance.  The derivative liability is revalued at the end of each reporting period.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained debt related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

-

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

-

Reviewed the work of the Company’s specialist to calculate the fair value of the derivative liability using the Monte Carlo method to determine whether the derivative liability recorded by the Company was reasonable.

We have served as the Company’s auditor since 2024.

Tampa, Florida

July 29, 2024, except for the Critical Audit Matters noted above, as to which the date is October 22, 2024

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31, 2023	December 31, 2022
ASSETS

Current assets
Cash	$167,735	$14,001
Prepaid expenses	190,213	3,672
Total current assets	357,948	17,673

Property and equipment, net	89,544	131,378
Intangible assets, net	39,308	-
Total assets	$486,800	$149,051

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued compensation	$655,395	$361,799
Accrued expenses	-	3,305
Accrued interest	77,876	42,981
Notes payable	-	34,415
Convertible notes payable, net of unamortized discount of $6,467 and $0	514,363	306,080
Derivative liability	149,182	161,565
Total current liabilities	1,396,816	910,145

Total Liabilities	1,396,816	910,145

Commitments and contingencies (Note 8)

Stockholder’s Deficit
Series D Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued and outstanding – 603,750 and 615,000 shares at December 31, 2023 and 2022, respectively	6,038	6,150
Common stock, $0.001 par value; authorized – 500,000,000 shares; 211,101,313 and 149,178,410 shares issued and 172,913,813 and 94,755,507 outstanding at December 31, 2023 and 2022, respectively	211,101	149,178
Shares to be issued	5,486	64,899
Additional paid-in capital	699,667	673,940
Accumulated deficit	(860,127)	(457,957)
Treasury stock, 38,187,500 and 54,422,903 outstanding	(972,181)	(1,197,304)
Total stockholders' deficit	(910,016)	(761,094)
Total liabilities and stockholders' deficit	$486,800	$149,051

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2023	2022

Revenue	$731,679	$19,500

Cost of revenue	81,270	46,885

Gross profit (loss)	650,409	(27,385)

Operating expenses:
Personnel expenses	378,000	378,000
General and administrative	605,407	113,923
Depreciation expense	20,960	32,294
Total operating expenses	1,004,367	524,217

Net operating loss	(353,958)	(551,602)

Other income (expense)
Interest expense	(35,122)	(30,608)
Amortization of debt discount	(19,908)	(57,050)
Loss on settlement of debt	(11,765)	-
Gain on change in fair value of derivative liability	38,759	47,183
Loss on sale of fixed assets	(20,176)	-
Total other income (expense)	(48,212)	(40,475)

Loss before income taxes	(402,170)	(592,077)

Provision for income tax	-	-

Net loss	$(402,170)	$(592,077)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	141,192,451	149,178,410

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2021	615,000	$6,150	149,178,410	$149,178	64,899,870	$64,899	$673,940	$134,120	54,422,903	$(1,197,304)	$(169,017)

Net loss	-	-	-	-	-	-	-	(592,077)	-	-	(592,077)

Balance - December 31, 2022	615,000	6,150	149,178,410	149,178	64,899,870	64,899	673,940	(457,957)	54,422,903	(1,197,304)	(761,094)

Sale of common stock	-	-	2,500,000	2,500	-	-	22,500	-	-	-	25,000

Series D Preferred Stock issued for services	-	-	-	-	10,000	10	199,990	-	-	-	200,000

Conversion of debt and accrued interest	-	-	-	-	-	-	-	-	(2,172,903)	28,248	28,248

Conversion of Series D Preferred Stock into Common Stock	(11,250)	(112)	-	-	-	-	(196,763)	-	(14,062,500)	196,875	-

Conversion of Series A Preferred Stock into Common Stock	-	-	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-	-

Common stock issued related to December 3, 2021 merger	-	-	54,422,903	54,423	(54,422,903)	(54,423)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(402,170)	-	-	(402,170)

Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	$38,187,500	$(972,181)	$(910,016)

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(402,170)	$(592,077)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,960	32,294
Stock issued for services	200,000	-
Amortization of debt discount	19,908	57,050
Loss on settlement of debt	11,765	-
Loss on disposal of asset	20,176	-
Gain on change in fair value of derivative liabilities	(38,759)	(47,183)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(186,541)	(2,769)
Accrued interest	34,894	30,608
Accrued expenses	(3,305)	(1,677)
Accrued compensation	293,596	348,299
Net change in operating activities	(29,476)	(175,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of asset	20,678	-
Expenditures for property and equipment	-	(24,062)
Expenditures for capitalized software	(39,308)	-
Net change in investing activities	(18,630)	(24,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	25,000	-
Proceeds from issuance of convertible notes payable	225,000	-
Proceeds from issuance of notes payable	-	20,694
Repayments of notes payable	(48,160)	-
Net change in financing activities	201,840	20,694

Net change in Cash	153,734	(178,823)

Cash - Beginning of the Period	14,001	192,824

Cash - End of the Period	$167,735	$14,001

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of notes payable	$28,248	$-
Issuance of convertible notes payable for purchase of fixed assets	$19,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.

(Formerly Alltemp, Inc.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

1. Nature of operations

On July 21, 2022, the Company changed its name to Totaligent, Inc. (“Totaligent” or the “Company”). On December 3, 2021, Totaligent, a Delaware corporation, Digi Messaging & Advertising Inc., a Wyoming corporation (“Digi” or the “Company”), and the Shareholders of the Company (the “Digi Shareholders”) executed an Agreement and Plan of Merger (the “Merger Agreement”) that provided for Digi to be merged into Totaligent (the “Merger”) through a share exchange agreement. As a result of the Share Exchange, Totaligent acquired 100% of the issued and outstanding shares of Digi in exchange for the issuance of 600,000 shares of Series D Convertible Preferred Stock.

Immediately following the Merger, Totaligent’s subsidiary, CSES Group, Inc., which owns all rights, title and interest in Totaligent’s refrigerant technology, was spun out in exchange for the cancellation of an aggregate of 54,422,903 shares of Totaligent Common Stock (the “Cancelled Shares”) held by former Totaligent management and shareholders.

Upon completion of these actions, Edward C. DeFeudis was appointed to the role of CEO and Ben Hansel remained on the board of directors.

Digi was incorporated in the State of Wyoming on August 16, 2019, for the purpose of developing and operating multiple digital marketing platforms.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock was traded under the symbol “LTMP” on the OTCQB through May 20, 2018, on the OTC Pink marketplace thereafter, and trades under the symbol “TGNT” as of August 1, 2022.

2. Summary of significant accounting policies

Basis of presentation

This summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied. The Company has selected December 31 as its financial year end.

For financial reporting purposes, DIGI was considered the accounting acquirer in the Merger and the Merger was therefore accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Digi and do not include the historical financial results of Totaligent through December 3, 2021. The stockholders’ deficit section of Totaligent’s consolidated balance sheets has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. The net loss per share and weighted average common shares outstanding also reflect the retroactive restatement for all periods presented. All costs associated with the reverse merger transaction were expensed as incurred. Unless the context indicates otherwise, Totaligent and CSES are hereinafter referred to as the “Company”.

As a result of the Merger, the former stockholders of Digi owned approximately 73.7% of Totaligent’s outstanding shares of common stock immediately following the consummation of the Merger, reflecting effective control at the closing of the transaction. Upon completion of these actions, Edward C. DeFeudis was appointed to the role of CEO and Ben Hansel remained on the board of directors. Accordingly, for legal purposes Totaligent was the legal acquirer and Digi was the legal acquiree, but for accounting purposes, Digi was the accounting acquirer and Totaligent was the accounting acquiree.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2023, the Company had a net loss of $402,170, had $1,038,868 in negative working capital, accumulated deficit of $860,127 and stockholders’ deficit of $910,016. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are being issued. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At December 31, 2023, the Company had cash of $167,735. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. A debt financing may contain undue restrictions on the Company’s operations and/or liens on the Company’s tangible and intangible assets, and an equity financing may cause substantial dilution to the Company’s common stockholders. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

The development and expansion of the Company’s business in 2024 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

Principles of Consolidation

The consolidated financial statements include the accounts of Totaligent, Inc. and Digi Messaging & Advertising Inc. Digi is a wholly owned subsidiary of Totaligent. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 and 2022, our cash balances were $167,735 and $14,001 respectively.

Fair value measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

The Company’s financial instruments consist of our prepaid expenses, accrued compensation, accrued interest, notes payable, convertible notes payable and derivative liabilities. The carrying amounts of the Company’s prepaid expenses, accrued compensation, accrued interest, notes payable, and convertible notes payable approximates their fair values because of the short-term maturities of these instruments. The fair value of derivatives liabilities are valued using an option pricing model.

Treasury stock

Treasury stock is recognized at acquisition cost and are presented as a deduction from shareholder's equity. Upon sale of treasury shares, the realized gain or loss is recognized through the statement of stockholders’ equity in additional paid-in capital.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s membership interests including such person's immediate families, (ii) Company management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the Company’s financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on July 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company. Prior to adoption of ASU 2020-06, if the conversion features of conventional convertible debt provided for a rate of conversion that is below market value at issuance, this feature was characterized as a beneficial conversion feature ("BCF").

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company currently has no derivative liability instruments.

Property and Equipment

Property and equipment is recorded at cost. Major improvements are capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective assets are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

Plant equipment	5 years
Computer equipment	5 years
Furniture and fixtures	7 years

Finite-lived Intangible Assets

Our internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). We also capitalize software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis.

Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2023 and 2022, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

Income taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain tax positions

The Company evaluates tax positions in a two-step process. They first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue recognition

The Company’s revenues are generated from managing branding and awareness campaigns to publicly traded companies and political candidates. These campaigns typically consist of writing landing pages, editorials, creating ads, setting up and managing email, SMS, Push, SEO, PPC and programmatic campaigns, as well as social media marketing. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). In accordance with ASC 606, revenue is recognized when promised services are transferred to a customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

Identify the contract with a customer.

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at December 31, 2023 and 2022, contained a significant financing component or variable consideration terms.

Allocate the transaction price to performance obligations in the contract.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation.

Recognize revenue when or as the Company satisfies a performance obligation.

The Company satisfies performance obligations at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Under both managed services arrangements and self-service arrangements, the Company’s promised services under the contracts include identification, bidding and purchasing of advertisement opportunities. The Company also generally has discretion in establishing the pricing of the ads. Since the Company is controlling the promise to deliver the contracted services, the Company is considered the principal in all arrangements for revenue recognition purposes. The performance obligations are satisfied, and revenue recognition, primarily upon performing the set up on content creation and monthly for the management fees.

Advertising Costs

The Company expenses advertising costs when advertisements occur. No advertising costs were incurred during the years ended December 31, 2023 and 2022.

Stock-based compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net loss per share calculation

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2023	2022

Convertible notes payable	45,221,645	46,915,395
Total	45,221,645	46,915,395

Recently accounting pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

3. Property and equipment

Property and equipment as of December 31, 2023 and 2022, are summarized as follows:

	December 31,	December 31,
	2023	2022
Computer equipment	$69,200	$69,200
Computer server	19,751	-
Mining equipment	54,325	108,650
	143,276	177,850
Less: Accumulated depreciation	(53,732)	(46,472)
Property and equipment - net	$89,544	$131,378

For the years ended December 31, 2023 and 2022, the Company recorded $20,960 and $32,294 in depreciation expense, respectively.

During the year ended December 31, 2023, the Company sold mining equipment for $20,678. As a result of the sale, the Company recorded a gain on sale of fixed assets in the amount of $20,176.

4. Intangible assets

Intangible assets consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Software development costs	$39,308	$-
	39,308	-
Less: Accumulated amortization	-	-
Intangible assets - net	$39,308	$-

The Company has incurred costs for software development. The software reached technological feasibility on May 23, 2023. As such the Company capitalized $39,308 in software development costs for the year ended December 31, 2023. The Company will begin amortizing the asset once it reaches the stage of intended-use.

5. Notes Payable

The balance of notes payable as of December 31, 2023 and 2022 was $0 and $34,415, respectively. The Company’s former CEO, Ben Hansel, paid $34,415 in expenses on behalf of the Company from 2015 through 2022. On September 29, 2023, the Company entered into a settlement agreement with Mr. Hansel which provided for the payment of $17,932 in cash and the remaining balance of $28,248 to be converted into 2,172,903 shares of common stock. As a result of the conversion, the Company recorded a loss on settlement of debt in the amount of $11,765.

6. Convertible notes payable

The following table details the Company’s convertible notes payable as of December 31, 2023 and 2022, respectively:

Ref No.		Date of Note Issuance	Original Principal Balance	Maturity Date		Principal Balance as of
					Interest	December 31,	December 31,
					Rate %	2023	2022
1	*	6/16/2021	$20,000	12/16/2021***	10	$20,000	$20,000
2	*	6/17/2021	50,000	12/17/2021***	10	50,000	50,000
3	*	6/18/2021	50,000	12/18/2021***	10	50,000	50,000
4	*	7/2/2021	16,000	1/2/2022***	10	16,000	16,000
5	*	8/4/2021	7,000	2/4/2022***	10	7,000	7,000
6	*	8/16/2021	54,360	2/16/2022***	10	54,360	54,360
7	*	9/10/2021	54,360	3/10/2022***	10	54,360	54,360
8	*	10/18/2021	54,360	4/18/2022***	10	54,360	54,360
9	*	6/30/2023	25,000	12/30/2023***	10	25,000	-
10	**	9/28/2023	80,000	3/28/2024	6	80,000	-
11	**	9/29/2023	80,000	3/29/2024	6	80,000	-
12	**	10/1/2023	10,000	3/29/2024	6	10,000	-
13	*	10/13/2023	19,750	3/28/2024	10	19,750	-
		Total				$510,830	$306,080
		Total Current				$510,830	$306,080
		Total Long Term				$-	$-
		Less unamortized discount				$6,467	$-
		Carrying value				$514,363	$306,080

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of December 31, 2023.

Accounting considerations for notes with variable conversion prices

The Company evaluated the notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option. The conversion option bears risk of equity which were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification.

Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Accounting considerations for notes with fixed conversion prices

The Company evaluated the notes under ASC 815. ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. There were no embedded instruments which required bifurcation.

7. Derivative liabilities

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2023 and 2022 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	45,221,645	$149,182
Total	45,221,645	$149,182

	December 31, 2022
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	46,915,395	$161,565
Total	46,915,395	$161,565

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31, 2023	December 31, 2022
Embedded derivatives	$38,759	$47,183
Loss on issuance of derivative	—	—
Total gain (loss)	$38,759	$47,183

Current accounting principles that are provided in ASC 815 require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2022	December 31, 2023
Quoted market price on valuation date	$0.034	$0.010	$0.012
Effective contractual conversion rates	$0.026	$0.007	$0.009
Contractual term to maturity	0.5 Years	0.25 Years	0.25 Years
Market volatility:
Volatility	200.36%-332.78%	200.36%-332.78%	200.36%-332.78%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of December 31, 2023 and 2022.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Balances at beginning of period	$161,565	$208,748
Issuances:
Embedded derivatives	26,376	-
Conversions/extinguishments
Changes in fair value inputs and assumptions reflected in income	(38,759)	(47,183)
Balances at end of period	$149,182	$161,565

8. Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of December 31, 2023, the Company was not subject to any threatened or pending legal actions or claims.

Significant agreements and contracts

None

9. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023 and 2022, the Company had issued 603,750 shares of Series D Convertible Preferred Stock and 615,000 shares of preferred stock, respectively. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of December 31, 2023 and 2022, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of December 31, 2023 and 2022, the Company had 211,101,313 and 149,178,410 shares of common stock issued, respectively, and 94,755,507 and 172,913,813 of common stock outstanding, respectively.

Shares to be issued

As of December 31, 2023 and 2022, the Company had 5,486,967 and 64,899,870 in shares to be issued, respectively. The shares to be issued as of December 31, 2023 consist of 5,476,667 in common stock related to past subscription agreements and 10,000 related to Series D Preferred stock for services. During the year ended December 31, 2023, the Company issued 54,422,903 shares of common stock related to the 2021 merger.

Treasury Stock

In 2021, CSES Group, Inc., which owns all rights, title and interest in Totaligent’s refrigerant technology, was spun out in exchange for the cancellation of an aggregate of 54,422,903 shares of Totaligent Common Stock (the “Cancelled Shares”) held by former Totaligent management and shareholders. These shares were returned to the treasury. During the year ended December 31, 2023, the Company issued 14,062,500 shares from the treasury in connection with the conversion of 11,250 shares of Series D Preferred stock. The shares were valued at $196,875, resulting in an offset to paid in capital in the amount of $196,763.

10. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the years ending December 31, 2023 and 2022 as they incurred tax losses during both of these years.

When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2023 and 2022 as defined under ASC 740, "Accounting for Income Taxes."

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended
	December 31, 2023	December 31, 2022
U.S. statutory federal income tax rate	21%	21%
State income taxes	5%	5%
Change in valuation allowance	(26%)	(26%)
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Years Ended
	December 31, 2023	December 31, 2022

Tax credit (expense) at statutory rate (26%)	$104,564	$153,940
Increase in valuation allowance	(104,564)	(153,940)
Net deferred income tax asset	$—	$—

As of December 31, 2023 and 2022, the Company had a federal net operating loss carryforward of approximately $860,000 and $457,000, respectively. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

11. Subsequent events

On January 1, 2024, the Company issued 100,000 Series D Convertible Preferred Stock, which vest over two years, based upon performance milestones.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 20, 2024, the Company engaged Astra Audit & Advisory, LLC, as the Company’s independent registered public accounting firm. The engagement was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At December 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Ben Hansel our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at December 31, 2023, our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses.

Due to the Company’s small size, and limited number of personnel, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Ben Hansel, our Director, of the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this annual report.

32

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Totaligent, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Edward C. DeFeudis	51	Chairman of the Board and CEO

Ben Hansel	59	Director

Brendan Battles	53	Director of Data Management

Brian Heckathorne	46	Director of Information Technology

Edward C. DeFeudis – Chairman and CEO

Mr. DeFeudis has been in finance 27 years, having worked for Oppenheimer & Co., Inc., Merrill Lynch, and later launched private equity firm, Lion Equity Holding Corp. While in private equity, he worked in C-Level positions in several companies in which he invested, founded, and built. He currently serves as a Director of Xeriant, Inc. In addition to Lion Equity Holding Corp., Mr. DeFeudis was the founder and CEO of leading fintech platforms in peer-to-peer lending, and mobile money transfer. In 2011, Mr. DeFeudis won the Harvard Business School New Ventures award for the Southwestern United States for his foundational work in proprietary cloud-based mobile banking and money transfer. Mr. DeFeudis led multiple direct public offerings and reverse recapitalizations in various industries including biotechnology, aerospace, beauty, apparel, and entertainment. These transactions have resulted in more than a billion dollars of capital formation.

Ben Hansel – Director

Mr. Hansel has over 30 years’ experience in finance and the public markets, ranging from mergers and acquisitions, capital strategies, restructuring and investor relations for early-stage companies. He is multilingual and holds a Bachelor of Arts degree in Political Science with a minor in Economics from The University of Texas at El Paso.

Brendan Battles – Director of Data Management

Mr. Battles’ multiple database skill sets include large scale MySQL deployment and management (Data Collection, Formatting, Search, Appending, Compiling and Replication), PHP/Laravel Framework, Linux O/S, data verification network management. His two decades in digital marketing specialized in the collection, organization and implementation of first, second, and third-party data from various online and offline sources, allowing for the creation of detailed anonymized customer profiles to drive targeted advertising, personalization initiatives, and content customization; the keys to exceptional conversion results.

Brian Heckathorne – Director of Information Technology

Mr. Heckathorne specializes in building and supporting enterprise level servers and networks, large data administration with MySQL clusters, crypto mining operations, and in Mikrotik high speed fiber networking. Mr. Heckathorne started an early-stage web hosting company in 1996, which he later sold to a Houston, TX Based ISP. Later, Mr. Heckathorne built out the infrastructure for a large-scale digital marketing organization where he helped build and implement custom email marketing software, and the data management system to handle incoming and outgoing emails for large scale email marketing campaigns. Mr. Heckathorne has spent more than two decades managing and implementing multimillion dollar marketing campaigns for the financial services industry.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors.

Director Independence; Standing Committees

The Company’s common stock is traded on OTCPink under the symbol “TGNT.” The OTC Markets trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter- dealer quotation system with respect to the need to have a majority of our directors be independent.

The Company’s Board presently has no functioning standing committees.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer should be separate or com determined that it is in the best interests of the Company and its shareholders to combine these roles due to the small size and early stage of the Company.

Family Relationships

Not applicable.

Board Committees

Audit Committee

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Two directors also hold positions as our officers. Our Board of Directors is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors’ engagement by the audit committee.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's board.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable because the Company is not a reporting issuer under the Exchange Act of 1934, as amended

Code of Ethics

We have not adopted a corporate code of ethics as of the date of this filing.

Item 11. Executive Compensation.

For the years ended December 31, 2023 and 2022, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended December 31, 2023 and 2022 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. DeFeudis (1)	2023	$180,000	-	-	-	-	-	-	$180,000
	2022	$180,000	-	-	-	-	-	-	$180,000

(1)

The majority of this salary has been accruing and can be can be exchanged for the issuance of common shares at a price of the lessor of a 30% discount to the 10-day volume weighted average price (VWAP) of the Company or $0.02 per share.

Director Compensation

The following table shows information regarding the compensation earned during the years ended December 31, 2023, and 2022 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. DeFeudis	2023	$0	-	-	-	-	-	-	$0
Director	2022	0	-	-	-	-	-	-	$0

Ben Hansel	2023	$0	-	-	-	-	-	-	$0
Director	2022	$0	-	-	-	-	-	-	$0

Executive Compensation Policies as They Relate to Risk Management

Management have considered whether our compensation policies might encourage inappropriate risk taking by the Company's executive officers and other employees and has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance- based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended December 31, 2023, or held any outstanding stock options as of December 31, 2023.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of December 31, 2023, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the directors and executive officers of the Company.

•	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of December 31, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock	Number of Series A Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Name of Beneficial Owner
Edward C. DeFeudis	-	150,000	150,000,000	19.31%
Spider Investments, LLC (1)	2,276,086	-	2,276,086	0.29%
Ben Hansel	980,000	-	980,000	0.12%
Brian Heckathorne	-	150,000	150,000,000	19.31%
BBB Group, Inc. (2)	-	150,000	150,000,000	19.31%
30103 South Lake Falls Lane Trust (3)	-	67,500	67,500,000	8.69%

All directors and executive officers as a group (four persons)	3,256,086	450,000	453,256,086	67.03%
Total shares	3,256,086	517,500	520,756,086

(1)	Edward C. DeFeudis has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.
(2)	Brendan Battles is the Director of Data Management, has control and dispositive power over BBB Group, Inc. and is the beneficial owner of BBB Group, Inc.
(3)	Noreen Bingham is the beneficial owner of 30103 South Lake Falls Lane Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently have one independent director as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Astra Audit & Advisory, LLC, for professional services rendered for the fiscal year ended December 31, 2023 and 2022:

	Fiscal Year Ended
	December 31, 2023	December 31, 2022
Audit Fees	$19,250	$19,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$19,250	$19,250

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory, LLC (“Astra”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

3.2	Certificate of Designation of Series A Preferred shares effective January 11, 2021.

3.3	Certificate of Amendment: Name change, effective August 1, 2022.

3.4	Certificate of Designation of Series D Preferred shares effective April 19, 2021.

3.5	Bylaws

10.1	Exchange Agreement by and among Alltemp, Inc. and Certain Shareholders of Alltemp Inc. Dated December 3, 2021.

10.1.2	Exchange Agreement by and among Alltemp, Inc., Digi Messaging & Advertising Inc., and the Shareholders of Digi Messaging & Advertising Inc. dated December 3, 2021.

10.2	Employment Agreement for Edward C. DeFeudis dated January 1, 2022.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-12G/A filed on May 1, 2014).

31.1

Certification of the principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10K Summary

Not applicable

SIGNATURES

The Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTALIGENT, INC.

Date: October 29, 2024	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

This report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 29, 2024.

By:	/s/ Edward C. DeFeudis	By:	/s/ Ben Hansel
	Edward C. DeFeudis		Ben Hansel
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

