Form 10-Q
period 2024-06-30
Totaligent, Inc.
filed 2024-10-30
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-55122

TOTALIGENT, INC.
(Exact name of registrant as specified in its charter).

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 988-2621

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 30, 2024, the registrant had 172,902,563 outstanding shares of common stock.

TOTALIGENT, INC.

FORM 10-Q

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TOTALIGENT, INC.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

4

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets
Cash	$21,632	$167,735
Prepaid expenses	183,998	190,213
Total current assets	205,630	357,948

Property and equipment, net	76,155	89,544
Capitalized software	81,008	39,308
Total assets	$362,793	$486,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued compensation	$804,696	$655,395
Accrued interest	100,455	77,876
Convertible notes payable, net of unamortized discount of $808 and $6,467 as of 6/30/24 and 12/31/23 respectively	520,830	514,363
Derivative liability	111,120	149,182
Total current liabilities	1,537,101	1,396,816

Total liabilities	1,537,101	1,396,816

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued and outstanding – 613,750 and 603,750 shares at June 30, 2024 and December 31, 2023, respectively	6,138	6,038
Common stock, $0.001 par value; authorized – 500,000,000 shares; 211,101,313 shares issued and 172,913,813 outstanding	211,101	211,101
Shares to be issued	5,476	5,486
Additional paid-in capital	699,577	699,667
Accumulated deficit	(1,124,419)	(860,127)
Treasury stock, 38,187,500 issued and outstanding	(972,181)	(972,181)
Total stockholders’ deficit	(1,174,308)	(910,016)
Total liabilities and stockholders’ deficit	$362,793	$486,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$73,610	$59,985	$414,539	$66,110

Cost of revenue	44,244	9,915	344,751	21,585

Gross profit	29,366	50,070	69,788	44,525

Operating expenses:
Personnel expenses	94,500	94,500	194,000	189,000
General and administrative	40,726	33,969	189,096	48,326
Total operating expenses	135,226	128,469	343,096	237,326

Net operating loss	(105,860)	(78,399)	(273,308)	(192,801)

Other income (expense)
Interest expense	(11,289)	(8,034)	(22,579)	(16,061)
Amortization of debt discount	(808)	-	(6,467)	-
Gain (loss) on change in fair value of derivative liability	(5,845)	36,674	38,062	51,926
Loss on sale of fixed assets	-	-	-	(38,254)
Total other income (expense)	(17,942)	28,640	9,016	(2,389)

Loss before income taxes	(123,802)	(49,759)	(264,292)	(195,190)

Provision for income tax	-	-	-	-

Net loss	$(123,802)	$(49,759)	$(264,292)	$(195,190)

Loss per share - basic and diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,101,313	159,655,077	211,101,313	160,932,855

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	38,187,500	$(972,181)	$(910,016)

Series D Preferred Stock issued for services	10,000	100	-	-	(10,000)	(10)	(90)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(140,490)	-	-	(140,490)

Balance - March 31, 2024	613,750	6,138	211,101,313	211,101	5,476,967	5,476	699,577	(1,000,617)	38,187,500	(972,181)	(1,050,506)

Net loss	-	-	-	-	-	-	-	(123,802)	-	-	(123,802)

Balance - June 30, 2024	613,750	$6,138	211,101,313	$211,101	5,476,967	$5,476	$699,577	$(1,124,419)	38,187,500	$(972,181)	$(1,174,308)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance - December 31, 2022	615,000	$6,150	149,178,410	$149,178	64,899,870	$64,899	$673,940	$(457,957)	54,422,903	$(1,197,304)	$(761,094)

Net loss	-	-	-	-	-	-	-	(145,431)	-	-	(145,431)

Balance - March 31, 2023	615,000	6,150	149,178,410	149,178	64,899,870	64,899	673,940	(603,388)	54,422,903	(1,197,304)	(906,525)

Net loss	-	-	-	-	-	-	-	(49,759)	-	-	(49,759)

Balance - June 30, 2023	615,000	$6,150	149,178,410	$149,178	64,899,870	$64,899	$673,940	$(653,147)	54,422,903	$(1,197,304)	$(956,284)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(264,292)	$(195,190)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,389	5,316
Amortization of debt discount	6,467	-
Loss on sale of fixed assets	-	38,254
Loss (gain) on change in fair value of derivative liabilities	(38,062)	(51,926)
Changes in Operating Assets and Liabilities:
Prepaid expense	6,215	2,363
Accrued compensation	149,301	220,376
Accrued interest	22,579	16,061
Accrued expenses	-	(3,304)
Net change in operating activities	(104,403)	17,491

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	15,457
Expenditures for capitalized software	(41,700)	-
Net change in investing activities	(41,700)	15,457

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	25,000
Net change in financing activities	-	25,000

Net (Decrease) Increase in Cash	(146,103)	57,948

Cash - Beginning of the Period	167,735	14,001

Cash - End of the Period	$21,632	$71,949

Supplemental Disclosures of Cash Flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

(Formerly Alltemp, Inc.) AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

1.	Nature of operations

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

2.	Summary of significant accounting policies

Basis of presentation

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any future periods.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2024, the Company had a net loss of $264,292, had $1,331,471 in negative working capital, accumulated deficit of $1,124,419 and stockholders’ deficit of $1,174,308. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At June 30, 2024, the Company had cash of $21,632. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Jumpstart Our Jobs Business Act

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (the “JOBS Act”) as we do not have more than $1,070,000,000 in annual gross revenue and did not have such amount as of December 31, 2023 our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $2,000,000,000 or (ii) we issue more than $2,000,000,000 in non-convertible debt in a three- year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement. As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and Section 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act and Section 14A(a) and (b) of the Exchange Act.

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

Cash and cash equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company’s cash balances totaled $21,632 and $167,735, respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. During the six months ended June 30, 2024, there were two customers exceeding 10% of our revenues, representing 99% of revenues. During the six months ended June 30, 2023 there was one customer exceeding 10% of our revenues, representing 91% of revenues. During the three months ended June 30, 2024, there was one customer exceeding 10% of our revenues, representing 95% of revenues. During the three months ended June 30, 2023 there was one customer exceeding 10% of our revenues, representing 100% of revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

Fair value measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

The Company’s financial instruments consist of prepaid expenses, accrued compensation, accrued interest, convertible notes payable, and derivative liabilities. The carrying amounts of prepaid expenses, accrued compensation, accrued interest, convertible notes payable, and derivative liabilities approximates their fair values because of the short-term maturities of these instruments.

Treasury stock

Treasury stock is recognized at acquisition cost and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the statement of stockholders’ equity in additional paid-in capital.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company. Prior to adoption of ASU 2020-06, if the conversion features of conventional convertible debt provided for a rate of conversion that is below market value at issuance, this feature was characterized as a beneficial conversion feature (“BCF”).

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

Computer equipment	5 years
Computer server	5 years
Mining equipment	5 years

The Company recognizes depreciation costs in production costs, selling and marketing costs, general and administrative costs, and research and development costs, as appropriate, in the Company’s consolidated statements of operations.

Finite-lived Intangible Assets

Our internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software (“ASC 350-40”). We also capitalize software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis.

Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2024 and 2023, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Uncertain tax positions

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the consolidated financial statements.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at June 30, 2024 and 2023, contained a significant financing component or variable consideration terms.

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

Net loss per share calculation

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three and Six months ended June 30,
	2024	2023
Convertible notes payable	38,506,099	32,340,328
Preferred stock	613,750,000	615,000,000
Total	652,256,099	647,340,328

Recently accounting pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on its consolidated financial statements.

3.	Property and equipment

Property and equipment as of June 30, 2024 and December 31, 2023, are summarized as follows:

	June 30,	December 31,
	2024	2023
Computer equipment	$69,200	$69,200
Computer server	19,750	19,750
Mining equipment	54,325	54,325
	143,275	143,275
Less: Accumulated depreciation	(67,120)	(53,731)
Property and equipment - net	$76,155	$89,544

For the six months ended June 30, 2024 and 2023, the Company recorded $13,389 and $5,316 in depreciation expense, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded $4,383 and $2,658 in depreciation expense, respectively.

4.	Intangible assets

Intangible assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Software development costs	$81,008	$39,308
	81,008	39,308
Less: Accumulated amortization	-	-
Intangible assets - net	$81,008	$39,308

The Company has incurred costs for software development. The software reached technological feasibility on May 23, 2023. As such the Company has capitalized $81,008 and $39,308 in software development costs as of June 30, 2024 and December 31, 2023, respectively. The Company will begin amortizing the asset once it reaches the stage of intended-use.

5.	Convertible notes payable

The following table details the Company’s convertible notes payable as of June 30, 2024 and December 31, 2023, respectively:

						Principal Balance as of
					Interest	June 30,	December 31,
Ref No.		Date of Note Issuance	Original Principal Balance	Maturity Date	Rate %	2024	2023
1	*	6/16/2021	$20,000	12/16/2021	10	$20,000	$20,000
2	*	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**	9/29/2023	80,000	3/29/2024	6	80,000	80,000
12	**	10/1/2023	40,000	3/31/2024	6	10,000	10,000
13	*	10/13/2023	19,750	3/28/2024	10	19,750	19,750
		Total				$520,830	$520,830
		Total Current				$520,830	$520,830
		Total Long Term				$-	$-
		Less unamortized discount				$-	$6,467
		Carrying value				$520,830	$514,363

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** All notes are considered in default as of June 30, 2024.

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

6.	Derivative liabilities

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2024 and December 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	38,506,099	$111,120
Total	38,506,099	$111,120

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	45,221,645	$149,182
Total	45,221,645	$149,182

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Embedded derivatives	$(38,062)	$(51,926)
Loss on issuance of derivative	—	—
Total gain (loss)	$(38,062)	$(51,926)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Embedded derivatives	$5,845	$(36,674)
Loss on issuance of derivative	—	—
Total gain (loss)	$5,845	$(36,674)

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2023	June 30, 2024
Quoted market price on valuation date	$0.034	$0.012	$0.011
Effective contractual conversion rates	$0.026	$0.009	$0.0115
Contractual term to maturity	0.5 Years	0.25 Years	0.25 Years
Market volatility:
Volatility	200.36%-332.78%	200.36%-332.78%	200.36%-332.78%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of June 30, 2024 and December 31, 2023.

	Six months ended	Year ended
June 30, 2024	December 31, 2023
Balances at beginning of period	$149,182	$161,565
Issuances:
Embedded derivatives	-	26,376
Conversions/extinguishments	-	-
Changes in fair value inputs and assumptions reflected in income	(38,062)	(38,759)
Balances at end of period	$111,120	$149,182

7.	Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of June 30, 2024, the Company was not subject to any threatened or pending legal actions or claims.

8.	Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2024, the Company had issued 613,750 shares of Series D Convertible Preferred Stock. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of June 30, 2024 and 2023, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of June 30, 2024, the Company had 211,101,313 shares issued and 172,913,813 shares outstanding.

9.	Subsequent events None

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended December 31, 2023. The unaudited consolidated statements of operations for the six months ended June 30, 2024 and 2023 are compared in the sections below.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the six months ended June 30, 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

Executive Summary

Totaligent, Inc. (“Totaligent” or the “Company”) is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. The Company is building an Nvidia supercluster with 2.4 Terabytes of GPU ram and 18 Terabytes of system ram, which will allow Totaligent’s Artificial Intelligence to deliver nearly instantaneous data processing and modeling. The Company’s consumer-facing integrated digital marketing platform, which allows individuals and enterprises to leverage its big data to micro-target customers with disruptive increases in efficiency, is set to launch in Q4 of 2024. Totaligent is a Delaware corporation currently trading on the OTCPink market under the stock symbol TGNT, and has executive offices located at 2255 Glades Road, Suite 324A Boca Raton, FL 33431 and a technology hub in Houston, TX.

Business Description:

Today, Totaligent offers managed campaigns to publicly traded companies and political candidates, and is launching a consumer-facing person-based digital marketing platform in Q4 of 2024. Totaligent’s managed campaign business will continue to be the main driver of revenue until the public launch of the consumer platform.

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

Results of Operations

The following discussion should be read in conjunction with the information contained in the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

For the three months ended June 30, 2024 and 2023, the Company had total revenues of $73,610 and $59,985, respectively, and gross profits of $29,366 and $50,070, respectively. The Company’s volume of sales increased in the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 primarily due to an increase in managed campaign activity.

Cost of goods sold for the three months ended June 30, 2024 and 2023 were $44,244 and $9,915, respectively. Cost of goods sold consists primarily of costs associated with outsourcing certain campaign activities. The increase in cost of goods sold for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 was primarily due to the corresponding increase in revenues.

The Company’s operating expenses increased from $128,469 for the three months ended June 30, 2023 to $135,226 for the three months ended June 30, 2024 due primarily to an increase in professional fees due to compliance reporting. Other income (expenses) increased from $28,640 for the three months ended June 30, 2023 to ($17,942) for the three months ended June 30, 2024. The primary reason for the difference is the Company had a loss on change in fair value of derivative liability in the current period of ($5,845) versus a gain on change in fair value of derivative liability in the prior period of $36,674.

As a result of increased cost of sales, operating expenses and loss on change in fair value of derivative liability, we had a net loss of $123,802 for the three months ended June 30, 2024 compared to a net loss of $49,759 for the three months ended June 30, 2023.

 Six months Ended June 30, 2024 compared to the Six months Ended June 30, 2023

For the six months ended June 30, 2024 and 2023, the Company had total revenues of $414,539 and $66,110, respectively, and gross profits of $69,788 and $44,525, respectively. The Company’s volume of sales increased in the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 primarily due to an increase in managed campaign activity.

Cost of goods sold for the six months ended June 30, 2024 and 2023 were $344,751 and $21,585, respectively. Cost of goods sold consists primary of costs associated with outsourcing certain campaign activities. The increase in cost of goods sold for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 was primarily due to the corresponding increase in revenues.

The Company’s operating expenses increased from $237,326 for the six months ended June 30, 2023 to $343,096 for the six months ended June 30, 2024 due primarily to an increase in professional fees due to compliance reporting and audit fees. Other income (expenses) decreased from ($2,389) for the six months ended June 30, 2023 to $9,016 for the six months ended June 30, 2024. The primary reason for the difference is the Company had increased interest expense, less change in the fair value of derivative liability and a loss on sale of fixed assets in the prior period.

As a result of increased cost of sales and operating expenses, we had a net loss of $264,292 for the six months ended June 30, 2024 compared to a net loss of $195,190 for the six months ended June 30, 2023.

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

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2022:

	Six months Ended June 30,
	2024	2023
Net change in operating activities	$(104,403)	$17,491
Net cash used in investing activities	(41,700)	15,457
Net cash provided by financing activities	-	25,000
Net change in cash and cash equivalents	(146,103)	57,948
Cash and cash equivalents at beginning of period	167,735	14,001
Cash and cash equivalent at end of period	$21,632	$71,949

Net cash used in operating activities for the six months ended June 30, 2024 was $104,403. Net loss adjusted for non-cash items (depreciation, amortization of debt discount and loss (gain) on change in fair value of derivative liabilities) used cash of $18,206. Changes in operating assets and liabilities provided cash of $178,095. The most significant uses of cash were increases in accrued compensation and accrued interest and decreases in prepaid accrued expenses.

This compares to net cash provided by operating activities for the six months ended June 30, 2023 of $17,491. Net loss adjusted for non-cash items (depreciation, loss on sale of fixed assets and loss (gain) on change in fair value of derivative liabilities) used cash of $8,356. Changes in operating assets and liabilities provided cash of $221,037.

Net cash used by investing activities for the six months ended June 30, 2024 was $41,700 as a result of expenditures for capitalized software. Net cash provided by investing activities for the six months ended June 30, 2023 was $15,457 as a result of the sale of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2024 was $0. This compares to $25,000 in net cash provided by financing activities during the six months ended June 30, 2023 resulting from cash received from proceeds from issuance of convertible notes payable.

Item 3. Qualitative and Quantitative Discussions about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At June 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Ben Hansel our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at June 30, 2024, our disclosure controls and procedures are effective.

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Ben Hansel, our Director, of the effectiveness of our internal control over financial reporting as of June 30, 2024. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are effective based upon the Company’s size and staff size, and that there are no apparent material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this quarterly report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended June 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed herewith

Exhibit Number	Document

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

TOTALIGENT, INC.

Date: October 30, 2024	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Ben Hansel
	Edward C. DeFeudis		Ben Hansel
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

