Form 10-Q
period 2024-09-30
Totaligent, Inc.
filed 2024-12-09
CIK 846377

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $3.7 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 22, 2024, the registrant had 172,913,813 outstanding shares of common stock.

Documents Incorporated by Reference: None.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TOTALIGENT, INC.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

4

TOTALIGENT, INC.

(Formerly Alltemp, Inc.)

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets
Cash	$8,448	$167,735
Prepaid expenses	1,086,473	190,213
Total current assets	1,094,921	357,948

Property and equipment, net	67,057	89,544
Capitalized software	101,808	39,308
Total assets	$1,263,786	$486,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued compensation	$899,193	$655,395
Accrued interest	112,308	77,876
Convertible notes payable, net of unamortized discount of $808 and $6,467	580,830	514,363
Derivative liability	216,186	149,182
Total current liabilities	1,808,517	1,396,816

Total liabilities	1,808,517	1,396,816

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued and outstanding – 713,750 and 603,750 shares at September 30, 2024 and December 31, 2023, respectively	7,138	6,038
Common stock, $0.001 par value; authorized – 500,000,000 shares; 211,101,313 shares issued and 172,913,813 outstanding	211,101	211,101
Shares to be issued	5,476	5,486
Additional paid-in capital	1,898,577	699,667
Accumulated deficit	(1,694,842)	(860,127)
Treasury stock, 38,187,500 outstanding	(972,181)	(972,181)
Total stockholders’ deficit	(544,731)	(910,016)
Total liabilities and stockholders’ deficit	$1,263,786	$486,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

(Formerly Alltemp, Inc.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$29,990	$334,185	$444,529	$400,295

Cost of revenue	37,422	59,956	415,923	81,541

Gross (loss) profit	(7,432)	274,229	28,606	318,754

Operating expenses:
Consulting expenses	312,500	209,745	352,905	218,900
Personnel expenses	94,500	116,188	288,500	305,188
General and administrative	44,072	30,120	114,013	69,291
Total operating expenses	451,072	356,053	755,418	593,379

Net operating loss	(458,504)	(81,824)	(726,812)	(274,625)

Other income (expense)
Interest expense	(11,853)	(8,692)	(34,432)	(24,753)
Amortization of debt discount	-	-	(6,467)	-
Loss on change in fair value of derivative liability	(105,066)	(80,334)	(67,004)	(28,408)
Loss on sale of fixed assets	-	-	-	(38,254)
Total other expense	(116,919)	(89,026)	(107,903)	(91,415)

Loss before income taxes	(575,423)	(170,850)	(834,715)	(366,040)

Provision for income tax	-	-	-	-

Net loss	$(575,423)	$(170,850)	$(834,715)	$(366,040)

Loss per share - basic and diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,101,313	159,655,077	211,101,313	160,932,855

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

(Formerly Alltemp, Inc.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	38,187,500	$(972,181)	$(910,016)

Series D Preferred Stock issued for services	10,000	100	-	-	(10,000)	(10)	(90)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(140,490)	-	-	(140,490)

Balance - March 31, 2024	613,750	6,138	211,101,313	211,101	5,476,967	5,476	699,577	(1,000,617)	38,187,500	(972,181)	(1,050,506)

Net loss	-	-	-	-	-	-	-	(123,802)	-	-	(123,802)

Balance - June 30, 2024	613,750	6,138	211,101,313	211,101	5,476,967	5,476	699,577	(1,124,419)	38,187,500	(972,181)	(1,174,308)

Series D Preferred Stock issued for services	100,000	1,000	-	-	-	-	1,199,000	-	-	-	1,200,000

Net loss	-	-	-	-	-	-	-	(570,423)	-	-	(570,423)

Balance - September 30, 2024	713,750	$7,138	211,101,313	$211,101	5,476,967	$5,476	$1,898,577	$(1,694,842)	38,187,500	$(972,181)	$(544,731)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

(Formerly Alltemp, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2022	615,000	$6,150	149,178,410	$149,178	64,899,870	$64,899	$673,940	$(457,957)	54,422,903	$(1,197,304)	$(761,094)

Net loss	-	-	-	-	-	-	-	(145,431)	-	-	(145,431)

Balance - March 31, 2023	615,000	6,150	149,178,410	149,178	64,899,870	64,899	673,940	(603,388)	54,422,903	(1,197,304)	(906,525)

Sale of common stock	-	-	2,500,000	2,500	-	-	22,500	-	-	-	25,000

Conversion of Series A Preferred Stock into Common Stock	-	-	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-	-

Common stock issued related to December 3, 2021 merger	-	-	54,422,903	54,423	(54,422,903)	(54,423)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(49,759)	-	-	(49,759)

Balance - June 30, 2023	615,000	6,150	211,101,313	211,101	5,476,967	5,476	696,440	(653,147)	54,422,903	(1,197,304)	(931,284)

Conversion of debt and accrued interest	-	-	-	-	-	-	-	-	(2,172,903)	28,248	28,248

Conversion of Series D Preferred Stock into Common Stock	(11,250)	(112)	-	-	-	-	(196,763)	-	(14,062,500)	196,875	-

Net loss	-	-	-	-	-	-	-	(170,850)	-	-	(170,850)

Balance - September 30, 2023	603,750	$6,038	211,101,313	$211,101	5,476,967	$5,476	$499,677	$(823,997)	38,187,500	$(972,181)	$(1,073,886)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

(Formerly Alltemp, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(834,715)	$(366,040)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,623	7,974
Stock issued for services	1,200,000	-
Amortization of debt discount	6,467	-
Loss on sale of fixed assets	-	38,254
Loss on change in fair value of derivative liabilities	67,004	28,408
Changes in Operating Assets and Liabilities:
Prepaid expense	(896,260)	(1,804)
Accrued compensation	243,798	266,684
Accrued interest	34,430	24,752
Accrued expenses	-	(3,305)
Net change in operating activities	(157,653)	(5,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	16,071
Expenditures for capitalized software	(61,634)	-
Net change in investing activities	(61,634)	16,071

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	-	25,000
Proceeds from issuance of convertible notes payable	60,000	185,000
Repayments of notes payable	-	(18,159)
Net change in financing activities	60,000	191,841

Net (Decrease) Increase in Cash	(159,287)	202,835

Cash - Beginning of the Period	167,735	14,001

Cash - End of the Period	$8,448	$216,836

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of notes payable	$-	$28,248

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

(Formerly Alltemp, Inc.) AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

2. Summary of significant accounting policies

Basis of presentation

The results reported in these unaudited consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any future periods.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included.

Going concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2024, the Company had a net loss of $834,715, had $713,596 in negative working capital, accumulated deficit of $1,694,842 and stockholders’ deficit of $544,731. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At September 30, 2024, the Company had cash of $8,448. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying unaudited consolidated financial statements are being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Totaligent, Inc. and Digi Messaging & Advertising Inc. Digi is a wholly owned subsidiary of Totaligent. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company’s cash balances totaled $8,448 and $167,735, respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. During the nine months ended September 30, 2024, there were two customers exceeding 10% of our revenues, representing 94% of revenues. During the nine months ended September 30, 2023 there were two customer exceeding 10% of our revenues, representing 89% of revenues. During the three months ended September 30, 2024, there was one customer exceeding 10% of our revenues, representing 100% of revenues. During the three months ended September 30, 2023 there were two customers exceeding 10% of our revenues, representing 74% of revenues. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

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

The Company’s financial instruments consist of prepaid expenses, accrued compensation, accrued interest, convertible notes payable, and derivative liabilities. The carrying amounts of prepaid expenses, accrued compensation, accrued interest, and convertible notes payable approximates their fair values because of the short-term maturities of these instruments. The derivative liabilities are measured at fair value.

Treasury stock

Treasury stock is recognized at acquisition cost and are presented as a deduction from shareholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the unaudited consolidated statement of stockholders’ deficit in additional paid-in capital.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the Company’s financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

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

The Company recognizes depreciation costs in general and administrative expenses in the Company’s unaudited consolidated statements of operations.

Finite-lived Intangible Assets

The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software (“ASC 350-40”). The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis over five years.

Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of September 30, 2024 and December 31, 2023, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Uncertain tax positions

The Company evaluates tax positions in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the unaudited consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the unaudited consolidated financial statements.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at September 30, 2024 and 2023, contained a significant financing component or variable consideration terms.

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three and Nine months ended September 30,
	2024	2023
Convertible notes payable	37,702,759	33,131,148
Preferred stock	713,750,000	615,000,000
Total	751,452,759	648,131,148

Recently accounting pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on its unaudited consolidated financial statements.

3. Property and equipment

Property and equipment as of September 30, 2024 and December 31, 2023, are summarized as follows:

	September 30,	December 31,
	2024	2023
Computer equipment	$69,200	$69,200
Computer server	19,750	19,750
Mining equipment	54,325	54,325
	143,275	143,275
Less: Accumulated depreciation	(76,218)	(53,731)
Property and equipment - net	$67,057	$89,544

For the nine months ended September 30, 2024 and 2023, the Company recorded $18,964 and $18,222 in depreciation expense, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded $8,233 and $5,395 in depreciation expense, respectively.

4. Intangible assets

Intangible assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Software development costs	$101,808	$39,308
	101,808	39,308
Less: Accumulated amortization	-	-
Intangible assets - net	$101,808	$39,308

The Company has incurred costs for software development. The software reached technological feasibility on May 23, 2023. As such the Company has capitalized $101,808 and $39,308 in software development costs as of September 30, 2024 and December 31, 2023, respectively. The Company will begin amortizing the asset once it reaches the stage of intended-use.

5. Convertible notes payable

The following table details the Company’s convertible notes payable as of September 30, 2024 and December 31, 2023, respectively:

Ref No.		Date of Note Issuance	Original Principal Balance	Maturity Date		Principal Balance as of
					Interest	September 30,	December 31,
					Rate %	2024	2023
1	*	6/16/2021	$20,000	12/16/2021	10	$20,000	$20,000
2	*	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**	9/29/2023	80,000	3/29/2024	6	80,000	80,000
12	**	10/1/2023	40,000	3/31/2024	6	10,000	10,000
13	*	10/13/2023	19,750	3/28/2024	10	19,750	19,750
12	**	10/1/2023	40,000	3/31/2024	6	30,000	-
13	**	10/13/2023	19,750	3/28/2024	10	30,000	-
		Total				$580,830	$520,830
		Total Current				$580,830	$520,830
		Total Long Term				$-	$-
		Less unamortized discount				$-	$6,467
		Carrying value				$580,830	$514,363

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** Notes 1-13 are considered in default as of September 30, 2024.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2024 and December 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	September 30, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	37,702,759	$216,186
Total	37,702,759	$216,186

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	45,221,645	$149,182
Total	45,221,645	$149,182

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Embedded derivatives	$(67,004)	$(28,408)
Loss on issuance of derivative	—	—
Total gain (loss)	$(67,004)	$(28,408)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Embedded derivatives	$(105,066)	$(80,334)
Loss on issuance of derivative	—	—
Total gain (loss)	$(105,066)	$(80,334)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2023	September 30, 2024
Quoted market price on valuation date	$0.034	$0.012	$0.016
Effective contractual conversion rates	$0.026	$0.009	$0.012
Contractual term to maturity	0.5 Years	0.25 Years	0.25 Years
Market volatility:
Volatility	200.36%-332.78%	200.36%-332.78%	29.58%-188.57%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of September 30, 2024 and December 31, 2023.

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Balances at beginning of period	$149,182	$161,565
Issuances:
Embedded derivatives	-	26,376
Conversions/extinguishments	-	-
Changes in fair value inputs and assumptions reflected in income	67,004	(38,759)
Balances at end of period	$216,186	$149,182

7. Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of September 30, 2024, the Company was not subject to any threatened or pending legal actions or claims.

8. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2024, the Company had issued 713,750 shares of Series D Convertible Preferred Stock. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of ,026preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of September 30, 2024 and 2023, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of September 30, 2024, the Company had 211,101,313 shares issued and 172,913,813 shares outstanding.

Shares to be Issued

As of September 30, 2024 and December 31, 2023, the Company had 5,476,967 shares to be issued.

Treasury Stock

As of September 30, 2024 and December 31, 2023, the Company had 38,187,500 treasury stock issued and outstanding.

9. Income taxes

The Company provides for income taxes by the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The valuation allowance at September 30, 2024 was $440,659 and as of December 31, 2023 was $223,633.  The net change in allowance during the quarters ended September 30, 2024 and 2023 was $217,026 and $23,898, respectively.

As of September 30, 2024, the Company has federal net operating loss carry forwards of approximately $1,694,842 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the three months ended September 30, 2024 and 2023 due to losses and full valuation allowances against net deferred tax assets.

As of September 30, 2024 and 2023, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(21)%
State taxes – net of federal benefits	(5)%
Valuation allowance	26%
Income tax rate – net	0%

FASB Interpretation No. 48 (Fin 48) - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities, with limited exception, for the quarters prior to December 31, 2014. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to December 31, 2014. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of September 30, 2024 and June 30, 2024 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

10. Subsequent events

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

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended December 31, 2023. The unaudited consolidated statements of operations for the Nine months ended September 30, 2024 and 2023 are compared in the sections below.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the Nine months ended September 30, 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

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

Results of Operations

The following discussion should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

For the three months ended September 30, 2024 and 2023, the Company had total revenues of $29,990 and $334,185, respectively, and gross profit (loss) of ($41,182) and $274,229, respectively. The Company’s volume of sales increased in the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 primarily due to an increase in managed campaign activity.

Cost of goods sold for the three months ended September 30, 2024 and 2023 were $71,172 and $59,956, respectively. Cost of goods sold consists primarily of costs associated with outsourcing certain campaign activities. The increase in cost of goods sold for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 was primarily due to the corresponding increase in revenues.

The Company’s operating expenses increased from $356,053 for the three months ended September 30, 2023 to $412,322 for the three months ended September 30, 2024 due primarily to an increase in consulting fees. Other income (expenses) increased from ($89,026) for the three months ended September 30, 2023 to ($116,919) for the three months ended September 30, 2024. The primary reason for the difference is the Company had an increase loss on change in fair value of derivative liability in the current period of ($24,732).

As a result of increased cost of sales, operating expenses and loss on change in fair value of derivative liability, we had a net loss of $570,423 for the three months ended September 30, 2024 compared to a net loss of $170,850 for the three months ended September 30, 2023.

 Nine months Ended September 30, 2024 compared to the Nine months Ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, the Company had total revenues of $444,529 and $400,295, respectively, and gross profits of $28,606 and $318,754, respectively. The Company’s volume of sales increased in the Nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 primarily due to an increase in managed campaign activity.

Cost of goods sold for the nine months ended September 30, 2024 and 2023 were $415,923 and $81,541, respectively. Cost of goods sold consists primary of costs associated with outsourcing certain campaign activities. The increase in cost of goods sold for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 was primarily due to the corresponding increase in revenues.

The Company’s operating expenses increased from $593,379 for the nine months ended September 30, 2023 to $755,418 for the nine months ended September 30, 2024 due primarily to an increase in consulting fees and professional fees due to compliance reporting and audit fees. Other income (expenses) increased from ($91,415) for the nine months ended September 30, 2023 to ($107,903) for the nine months ended September 30, 2024. The primary reason for the difference is the Company had increased interest expense and an increase in the change in the fair value of derivative liability in the current period.

As a result of increased cost of sales and operating expenses, we had a net loss of $834,715 for the Nine months ended September 30, 2024 compared to a net loss of $366,040 for the nine months ended September 30, 2023.

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

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024 and 2023:

	Nine months Ended September 30,
	2024	2023
Net change in operating activities	$(157,653)	$(5,077)
Net cash (used in) provided by investing activities	(61,634)	16,071
Net cash provided by financing activities	60,000	191,841
Net change in cash and cash equivalents	(159,287)	202,835
Cash and cash equivalents at beginning of period	167,735	14,001
Cash and cash equivalent at end of period	$8,448	$216,836

Net cash used in operating activities for the nine months ended September 30, 2024 was $157,653 compared to $5,077 for the nine months ended September 30, 2023. This difference primarily related to stock issued for services in the current period of $1,200,000. During the nine months ended September 30, 2024, net cashed used in investing activities was ($61,634) compared to $16,071 of net cash provided by investing activities during the nine months ended September 30, 2023. This difference related to expenditures for capitalized software in the current period of $61,634 versus sale of fixed assets in the prior period in the amount of $16,071. During the nine months ended September 30, 2024, our financing activities provided cash of $60,000 compared to $191,841 during the nine months ended September 30, 2023. The cash provided in the current period related to proceeds from the issuance of convertible notes payable. The cash provided in the prior period related to proceeds from the sale of common stock, proceeds from the issuance of convertible notes payable and repayments on notes payable.

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

At September 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Ben Hansel our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at September 30, 2024, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Ben Hansel, our Director, of the effectiveness of our internal control over financial reporting as of September 30, 2024. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are effective based upon the Company’s size and staff size, and that there are no apparent material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the Nine months ended September 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended September 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

TOTALIGENT, INC.

Date: December 5, 2024	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principall Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Ben Hansel
	Edward C. DeFeudis		Ben Hansel
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

