Form 10-K
period 2024-12-31
Totaligent, Inc.
filed 2025-04-07
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55122

TOTALIGENT, INC.
(Exact name of registrant as specified in its charter).

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Blvd., Suite 400 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 360-3565

                                                          Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $3.7 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2025, the registrant had 211,251,063 outstanding shares of common stock.

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

PART I.

Item 1. Business

Totaligent, Inc. (“Totaligent” or the “Company”) is a technology company, with its headquarters located in Boca Raton, Florida provides person-based digital marketing for companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. Totaligent launched a public version of its integrated digital marketing platform in the first quarter of 2025 that democratizes the use of first-, second-, and third-party data.

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

On March 21, 2013, the Company changed its name to Source Financial, Inc.

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

On February 11, 2014, we entered into a Separation Agreement with the two stockholders, pursuant to which the WTI Escrow Shares were delivered to them, as a result of which we no longer own any equity interest in WTI.

On February 14, 2014, pursuant to the Settlement Agreement, we relinquished our ownership interest in WikiTechnologies.

On July 16, 2015, we amended our certificate of incorporation to decrease the number of our authorized shares of common stock from 50,000,000 to 12,000,000 shares and the number of our authorized shares of preferred stock from 1,000,000 to 10,000 shares.

On June 30, 2016, the Company entered into that certain Share Exchange Agreement by and among the Company, Moneytech Group Pty Ltd., an Australian Corporation and certain shareholders of the Company. Pursuant to the terms of the Moneytech Agreement, Moneytech acquired from the Company all of the outstanding shares and equity interests in Moneytech Limited and mPayments Pty Ltd., as well as its 95% equity interests in Moneytech POS Pty Ltd. and its 37.5% equity interests in 360 Markets Pty Ltd. (collectively, the “Moneytech Entities” and the shares and equity interests of the Moneytech Entities are referred to herein as the “Moneytech Interests”), in exchange for the return to the Company 6,076,679 shares of the Company’s common stock from the stockholders of the Company (the “Spin-Out Stockholders”) and 5,000 shares of Series B Preferred Stock of the Company. In connection with the transaction, Moneytech issued to the Spin-Out Stockholders one fully paid ordinary shares in the capital of Moneytech as consideration for every one shares of the Company’s common stock returned by the Spin-Out Stockholders to the Company.

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

Simultaneously on the Closing Date, the Company entered into that certain Share Exchange Agreement by and among the Company, Venture Track, Inc., a Delaware corporation (“Venture Track”) and the shareholders of Venture Track (the “Venture Track Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common stock of Venture Track held by the Venture Track Shareholders for 3,089,360 shares of common stock and 4,500 shares of Series C Convertible Preferred Stock, par value $0.01 per share), of the Company. The 4,500 shares of Series C Preferred Stock are convertible into 6,893,100 shares of the Company’s common stock, at the rate of $1,531.80 per share.

As a result of the Share Exchange Agreement, Venture Track became a wholly owned subsidiary of the Company.

On January 24, 2017, the Company, CSES Group, Inc. (“CSES”) and CSES Acquisition, Inc. executed an Agreement and Plan of Merger (the “Merger”) pursuant to which, on April 27, 2021, CSES became a wholly owned subsidiary of the Company Merger Sub. As a result of the Merger, the former stockholders of CSES owned approximately 76.60% of the Company’s Common Stock to be outstanding immediately following the Merger.

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

OUR BUSINESS SUMMARY

Introduction

Totaligent, Inc. is a technology company, with its headquarters located in Boca Raton, Florida deploying an 8-member remote work team, that provides person-based digital marketing for companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. Totaligent launched a public version of its integrated digital marketing platform on March 5, 2025, to democratize the use of first-, second-, and third-party data.

Company Overview

Totaligent is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. By leveraging Totaligent’s platform tools, users can deploy an all-encompassing digital communications strategy.

Today, Totaligent offers managed campaigns to publicly traded companies and political candidates, and launched the beta version of its consumer-facing person-based digital marketing platform on March 5, 2025. Totaligent’s managed campaign business will be the main driver of revenue until the public launch of the consumer platform.

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

As Totaligent launched the beta version of its consumer-facing platform on March 5, 2025, the managed campaign business will continue to be the primary revenue source. However, the consumer platform represents a significant growth opportunity, as it will allow a broader range of users to access Totaligent’s sophisticated marketing tools. This expansion into the consumer market is expected to diversify the company’s revenue streams and position it for long-term success.

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

Here are some compelling statistics and forecasts that support the information presented about Totaligent and the digital marketing industry:

1.

Growth of Digital Marketing: The global digital advertising market has experienced significant growth, reaching approximately $600 billion in 2024. Projections indicate that this market will continue to expand, potentially surpassing $1 trillion in revenue by 2025. This growth underscores the increasing reliance on digital channels for marketing and highlights the potential market for platforms like Totaligent.

2.

Shift to Person-Based Marketing: Personalized marketing continues to be a critical strategy, with research indicating that such approaches can boost conversion rates by up to 202%. As consumers demand more tailored experiences, the shift towards person-based marketing becomes essential, making Totaligent’s platform, which offers micro-targeting, highly relevant.

3.

Programmatic Advertising Dominance: Programmatic advertising has solidified its position in the digital advertising landscape, accounting for approximately 90.2% of digital display ad spending in the U.S. in 2022. This trend highlights the importance of programmatic platforms like Totaligent’s, which can efficiently reach targeted audiences

4.

Email Marketing ROI: Email marketing continues to deliver strong returns on investment, with an average return of $0.42 for every $1 spent. Totaligent’s integration with known Email Service Providers (ESPs) positions it well to help users capitalize on this effective channel.

5.

SMS Marketing Growth: The global SMS marketing market is experiencing rapid growth, expected to expand from $5.5 billion in 2021 to $24.9 billion by 2028, reflecting a Compound Annual Growth Rate (CAGR) of 24.8%. Totaligent’s SMS capabilities align with this growing trend, offering users a powerful tool for customer engagement.

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

Market Opportunity

The market opportunity for Totaligent within the digital marketing industry is substantial, driven by several key factors:

Expanding Digital Advertising Market

The global digital advertising market has experienced significant growth, surpassing previous projections. In 2024, the market reached approximately $734.24 billion and is expected to grow to $843.48 billion in 2025, at a CAGR of 14.9%. This expansion underscores the shift of advertising budgets from traditional to digital channels, presenting platforms like Totaligent, which offer advanced targeting and integration tools, with a substantial opportunity to capture a significant share of this burgeoning market.

Rising Demand for Person-Based Marketing

Consumers increasingly expect personalized and relevant content, leading to a heightened demand for person-based marketing strategies. Studies have shown that personalized marketing can boost conversion rates by over 200%. Totaligent’s platform, which enables micro-targeting based on detailed consumer data, is well-positioned to capitalize on this trend, offering businesses the tools to deliver tailored experiences that meet consumer expectations.

Growth in Programmatic Advertising

Programmatic advertising continues to dominate the digital display ad market. In 2024, programmatic advertising spending in the United States was projected to reach $244 billion. Totaligent’s white-label programmatic ad platform, connected to a broad network of publishers, offers a significant opportunity to tap into this market. As more advertisers move towards automated, data-driven ad buying, Totaligent’s platform can attract a wide range of users seeking efficient and effective advertising solutions.

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

Expansion into the Consumer Market

The launch of Totaligent’s consumer-facing platform on March 5, 2025 represents a major growth opportunity. By making its sophisticated marketing tools accessible to a broader audience, including small businesses and individual marketers, Totaligent can tap into a vast and underserved segment of the market. This expansion could significantly diversify revenue streams and drive long-term growth.

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

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (GDPR), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2024, we also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

CONSIDERATIONS RELATED TO OUR BUSINESS

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, including our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2024, the Company had a net loss of $947,236, had $1,931,597 in negative working capital, accumulated deficit of $1,807,363 and stockholders’ deficit of $1,737,252. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are being issued. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At December 31, 2024, the Company had cash of $22,128. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

The development and expansion of the Company’s business in 2025 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

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

Effective December 31, 2024, we  also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. We have concluded that our disclosure controls and procedures and our internal controls over financial reporting are not effective due to material weaknesses identified in our internal controls over financial reporting. These material weaknesses include: lack of a full-time Chief Financial Officer with accounting expertise, lack of a formal review process and ineffective oversight due to the lack of an audit committee comprised of independent directors. Remediating these weaknesses will require the expenditure of capital to hire additional staff and other measures. If we cannot take steps to timely remediate the weaknesses in our internal controls, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements. Similarly, we could have difficulty attracting third-party lenders and market-makers in our common stock if such lenders or broker-dealers believe they cannot rely on our financial statements as materially accurate. In addition, we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Industry and other market data used in this or other periodic reports that we have filed or will in the future file with the SEC, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

This report includes or refers to periodic reports that we have filed in the past and will file in the future with the SEC and may include or refer to, statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies that we undertook ourselves regarding the market potential for our current products. Although we believe that such information has been obtained from reliable sources, the sources of such data have not guaranteed the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The results of this data represent various methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials.

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

Period	High Bid	Low Bid
January 1, 2023, through March 31, 2024	$0.0145	$0.010
April 1, 2023, through June 30, 2024	$0.01525	$0.01
July 1, 2023, through September 30, 2024	$0.02433	$0.0006
October 1, 2023, through December 31, 2024	$0.0193	$0.010

Period	High Bid	Low Bid
January 1, 2022, through March 31, 2023	$0.018	$0.010
April 1, 2022, through June 30, 2023	$0.027	$0.013
July 1, 2022, through September 30, 2023	$0.019	$0.010
October 1, 2022, through December 31, 2023	$0.016	$0.010

Our Transfer Agent

Standard Transfer Company, with offices at 440 East 400 South, Suite 200 Salt Lake City, UT 84111, is the transfer agent for our shares of common and preferred stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of December 31, 2024, there were 320 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

Executive Summary

Totaligent, Inc. (“Totaligent” or the “Company”) is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. The Company’s consumer-facing integrated digital marketing platform, which allows individuals and enterprises to leverage its big data to micro-target customers with disruptive increases in efficiency, launched on March 5, 2025. Totaligent is a Delaware corporation currently trading on the OTCPink market under the stock symbol TGNT, and has executive offices located at 3651 FAU Blvd., Suite 400 Boca Raton, FL 33431 and a technology hub in Houston, TX.

Business Description:

Today, Totaligent offers managed campaigns to publicly traded companies and political candidates and launched a consumer-facing person-based digital marketing platform on March 5, 2025. Totaligent’s managed campaign business will continue to be the main driver of revenue until the public launch of the consumer platform.

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

Stock Sales

None.

Convertible Notes Issued

During the year ended December 31, 2024, the Company received $142,000 from issuance of convertible debt.

Litigation

Not applicable.

Fiscal Year 2024 Results of Operations Compared with Fiscal Year 2023

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2024	2023

Revenue	$444,529	$731,679

Cost of revenue	401,461	481,335

Gross profit (loss)	43,068	250,344

Operating expenses:
Consulting expenses	352,905	119,655
Personnel expenses	378,000	378,000
General and administrative	196,844	106,647
Total operating expenses	927,749	604,302

Net operating loss	(884,681)	(353,958)

Other income (expense)
Interest expense	(47,215)	(35,122)
Amortization of debt discount	(6,467)	(19,908)
Loss on settlement of debt	-	(11,765)
(Loss) gain on change in fair value of derivative liability	(8,873)	38,759
Loss on sale of property and equipment	-	(20,176)
Total other income (expense)	(62,555)	(48,212)

Loss before income taxes	(947,236)	(402,170)

Provision for income tax	-	-

Net loss	$(947,236)	$(402,170)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,101,313	141,192,451

For the years ended December 31, 2024 and 2023, the Company generated total revenues of $444,529 and $731,679, respectively, and gross profits of $43,068 and $250,344, respectively. This decrease in revenues and profitability in 2024 was primarily driven by the allocating more internal resources and capital to finalize the development and deployment of its proprietary platform. This strategic shift temporarily reduced the Company’s ability to focus on revenue-generating client work, such as managed marketing campaigns and related services, which had previously been the main contributors to topline revenue in 2023.

As a result of this internal pivot:

•	Revenue decreased by approximately 39% year-over-year.
•	Gross profit fell more sharply (approximately 83%), reflecting the lower revenue base and fixed or semi-fixed costs associated with maintaining infrastructure and personnel.

This drop in gross margin percentage (from ~34% in 2023 to ~10% in 2024) also reflects the upfront investment nature of product development, where expenses continue but revenue generation lags until launch and adoption.

The cost of goods sold for the years ended December 31, 2024 and 2023 were $401,461 and $481,335, respectively.

The Company’s cost of goods sold primarily consists of outsourced service fees tied to the execution of managed marketing campaigns on behalf of clients, including contractor costs, digital ad spend, and third-party software tools.

In 2024, as the Company scaled back these client-facing services to prioritize its internal platform development:

•	There was a natural decrease in outsourced execution activities, leading to a 17% reduction in COGS.
•	The decrease in COGS was proportionate to the drop in campaign volume, indicating that these costs are variable in nature and scale with service delivery.

Operating expenses increased from $604,302 in 2023 to $927,749 in 2024, largely due to higher professional fees associated with compliance reporting requirements, which were necessitated by the Company's expanded operations from managed campaigns. Other income (expenses) also saw a shift, increasing from ($48,212) in 2023 to ($62,555) in 2024. This change was primarily due to an increase in interest expense in relation to added debt.

As a result of decreased sales and increased operating expenses, we had a net loss of ($947,236) for the year ended December 31, 2024 compared to a net loss of ($402,170) for the year ended December 31, 2023.

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

Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(199,790)	$(29,476)
Net cash used in investing activities	(87,817)	(18,630)
Net cash provided by financing activities	142,000	201,840
Net change in cash and cash equivalents	(145,607)	153,734
Cash and cash equivalents at beginning of period	167,735	14,001
Cash and cash equivalent at end of period	$22,128	$167,735

Net cash used in operating activities for the year ended December 31, 2024 was $199,790 compared to $29,476 for the year ended December 31, 2023. This difference primarily related to an increased net loss in the current period combined with stock issued for services in the prior period of $200,000 and increased operating costs. During the year ended December 31, 2024, net cash used in investing activities was $87,817 compared to $18,630 for the year ended December 31, 2023. This difference related to expenditures for capitalized software in the current period of $87,817 versus $39,308 for the prior period offset by sale of fixed assets in the prior period in the amount of $20,678. During the year ended December 31, 2024, our financing activities provided cash of $142,000 compared to $201,840 during the year ended December 31, 2023. The cash provided in the current period solely related to proceeds from the issuance of convertible notes payable. The cash provided in the prior period related to proceeds from the sale of common stock of $25,000, proceeds from the issuance of convertible notes payable of $225,000 and repayments on notes payable in the amount of $48,160.

Item 8. Financial Statements and Supplementary Data

TOTALIGENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Totaligent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Totaligent, Inc.  (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Derivatives

As described in Note 6 to the Company’s consolidated financial statements, when the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates and records the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance.  The derivative liability is revalued at the end of each reporting period.

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

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

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

Astra Audit & Advisory, LLC

Tampa, Florida

April 7, 2025

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31, 2024	December 31, 2023
ASSETS

Current assets
Cash	$22,128	$167,735
Prepaid expenses	6,452	190,213
Total current assets	28,580	357,948

Property and equipment, net	66,354	89,544
Capitalized software	127,991	39,308
Total assets	$222,925	$486,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,000	$-
Accrued compensation	988,697	655,395
Accrued interest	125,090	77,876
Convertible notes payable, net of unamortized discount of $0 and $6,467	681,335	514,363
Derivative liability	158,055	149,182
Total current liabilities	1,960,177	1,396,816

Total liabilities	1,960,177	1,396,816

Commitments and contingencies (Note 7)

Stockholders' deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares;
Series D Convertible Preferred stock, authorized –1,000,000 shares; issued and outstanding – 713,750 and 603,750 shares at December 31, 2024 and 2023, respectively	7,138	6,038
Common stock, $0.001 par value; authorized – 500,000,000 shares; 211,101,313 shares issued and 172,913,813 outstanding	211,101	211,101
Shares to be issued	5,476	5,486
Additional paid-in capital	818,577	699,667
Accumulated deficit	(1,807,363)	(860,127)
Treasury stock, 38,187,500 outstanding	(972,181)	(972,181)
Total stockholders' deficit	(1,737,252)	(910,016)
Total liabilities and stockholders' deficit	$222,925	$486,800

 The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Revenue	$444,529	$731,679

Cost of revenue	401,461	481,335

Gross profit	43,068	250,344

Operating expenses:
Consulting expenses	352,905	119,655
Personnel expenses	378,000	378,000
General and administrative	196,844	106,647
Total operating expenses	927,749	604,302

Net operating loss	(884,681)	(353,958)

Other income (expense)
Interest expense	(47,215)	(35,122)
Amortization of debt discount	(6,467)	(19,908)
(Loss) gain on change in fair value of derivative liability	(8,873)	38,759
Loss on settlement of debt	-	(11,765)
Loss on sale of property and equipment	-	(20,176)
Total other expense	(62,555)	(48,212)

Loss before income taxes	(947,236)	(402,170)

Provision for income tax	-	-

Net loss	$(947,236)	$(402,170)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,101,313	141,192,451

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2022	615,000	$6,150	149,178,410	$149,178	64,899,870	$64,899	$673,940	$(457,957)	54,422,903	$(1,197,304)	$(761,094)

Sale of common stock	-	-	2,500,000	2,500	-	-	22,500	-	-	-	25,000

Series D Preferred Stock issued for services	-	-	-	-	10,000	10	199,990	-	-	-	200,000

Conversion of debt and accrued interest	-	-	-	-	-	-	-	-	(2,172,903)	28,248	28,248

Conversion of Series D Preferred Stock into Common Stock	(11,250)	(112)	-	-	-	-	(196,763)	-	(14,062,500)	196,875	-

Conversion of Series A Preferred Stock into Common Stock	-	-	5,000,000	5,000	(5,000,000)	(5,000)	-	-	-	-	-

Common stock issued related to December 3, 2021 merger	-	-	54,422,903	54,423	(54,422,903)	(54,423)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(402,170)	-	-	(402,170)

Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	$38,187,500	$(972,181)	$(910,016)

Series D Preferred Stock issued for services	110,000	1,100	-	-	(110,000)	(10)	118,910	-	-	-	120,000

Net loss	-	-	-	-	-	-	-	(947,236)	-	-	(947,236)

Balance - December 31, 2024	713,750	$7,138	211,101,313	$211,101	5,376,967	$5,476	$818,577	$(1,807,363)	$38,187,500	$(972,181)	$(1,737,252)

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
(Formerly Alltemp, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(947,236)	$(402,170)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,125	20,960
Stock issued for services	120,000	200,000
Amortization of debt discount	6,467	19,908
Loss on change in fair value of derivative liabilities	8,873	(38,759)
Loss on settlement of debt	-	11,765
Loss on sale of fixed assets	-	20,176
Expenses paid by convertible note holder	12,705	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	183,760	(186,541)
Accounts payable	7,000	-
Accrued compensation	333,302	293,596
Accrued interest	47,214	34,894
Accrued expenses	-	(3,305)
Net change in operating activities	(199,790)	(29,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	20,678
Expenditures for capitalized software	(87,817)	(39,308)
Net change in investing activities	(87,817)	(18,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	-	25,000
Proceeds from issuance of convertible notes payable	142,000	225,000
Repayments of notes payable	-	(48,160)
Net change in financing activities	142,000	201,840

Net (Decrease) Increase in Cash	(145,607)	153,734

Cash - Beginning of the Period	167,735	14,001

Cash - End of the Period	$22,128	$167,735

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of convertible notes payable for purchase of fixed assets	$-	$19,750

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.

(Formerly Alltemp, Inc.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

1. Nature of operations

The Company was incorporated under the name Digi Messaging & Advertising Inc. (“Digi” or the “Company”) in the State of Wyoming on August 16, 2019, for the purpose of developing and operating multiple digital marketing platforms. On December 3, 2021, Totaligent, a Delaware corporation, Digi and the Shareholders of the Company (the “Digi Shareholders”) executed an Agreement and Plan of Merger (the “Merger Agreement”) that provided for Digi to be merged into Totaligent (the “Merger”) through a share exchange agreement. As a result of the Share Exchange, Totaligent acquired 100% of the issued and outstanding shares of Digi in exchange for the issuance of 600,000 shares of Series D Convertible Preferred Stock.

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

2. Summary of significant accounting policies

Basis of presentation

This summary of significant accounting policies is presented to assist in the understanding of the consolidated financial statements. These policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied. The Company has selected December 31 as its financial year end.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2024, the Company had a net loss of $947,236, had $1,931,597 in negative working capital, accumulated deficit of $1,807,363 and stockholders’ deficit of $1,737,252. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are being issued. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At December 31, 2024, the Company had cash of $22,128. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

The development and expansion of the Company’s business in 2025 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

Principles of Consolidation

The consolidated financial statements include the accounts of Totaligent, Inc. and Digi Messaging & Advertising Inc. Digi is a wholly owned subsidiary of Totaligent. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Presentation

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications related to reclassifications from operating expenses to cost of revenue.

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2024 and 2023, our cash balances were $22,128 and $167,735, respectively.

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

The Company’s financial instruments consist of prepaid expenses, accrued compensation, accrued interest,  convertible notes payable and derivative liabilities. The carrying amounts of the Company’s prepaid expenses, accrued compensation, accrued interest,, and convertible notes payable approximates their fair values because of the short-term maturities of these instruments. The fair value of derivatives liabilities are valued using an option pricing model.

Treasury stock

Treasury stock is recognized at acquisition cost and are presented as a deduction from stockholder's equity. Upon sale of treasury shares, the realized gain or loss is recognized through the consolidated statements of stockholders’ deficit in additional paid-in capital.

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

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of December 31, 2024 and 2023, the Company has a derivative liability of $158,055 and $149,182, respectively.

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

Computer equipment	5 years
Furniture and fixtures	7 years

Finite-lived Intangible Assets

The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis over three years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment and capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2024 and 2023, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at December 31, 2024 and 2023, contained a significant financing component or variable consideration terms.

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

Advertising Costs

The Company expenses advertising costs when advertisements occur. During the years ended December 31, 2024 and 2023, the Company recorded $705 and $3,000 in advertising, respectively.

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2024	2023

Convertible notes payable	35,592,281	45,221,645
Total	35,592,281	45,221,645

Segment Reporting

The Company has determined that it has one reportable segment, which includes managing branding and awareness campaigns to publicly traded companies and political candidates. The single segment was identified based on how the Chief Operating Decision Maker, who was determined to be the Chief Executive Officer, manages and evaluates performance and allocates resources.

Recently accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of December 31, 2024 or on a going forward basis.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact its consolidated financial statements.

3. Property and equipment

Property and equipment as of December 31, 2024 and 2023, are summarized as follows:

	December 31,	December 31,
	2024	2023
Computer equipment	$71,335	$69,200
Computer server	22,551	19,751
Mining equipment	54,325	54,325
	148,211	143,276
Less: Accumulated depreciation	(81,857)	(53,732)
Property and equipment - net	$66,354	$89,544

For the years ended December 31, 2024 and 2023, the Company recorded $28,125 and $20,960 in depreciation expense, respectively.

During the year ended December 31, 2023, the Company sold mining equipment for $20,678. As a result of the sale, the Company recorded a gain on sale of fixed assets in the amount of $20,176.

4. Intangible assets

Intangible assets consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Software development costs	$127,991	$39,308
	127,991	39,308
Less: Accumulated amortization	-	-
Intangible assets - net	$127,991	$39,308

The Company has incurred costs for software development. The software reached technological feasibility on May 23, 2023. As such the Company capitalized $39,308 in software development costs for the year ended December 31, 2023 and an additional $88,683 in costs during the year ended December 31, 2024. The Company will begin amortizing the asset once it reaches the stage of intended-use.

5. Convertible notes payable

The following table details the Company’s convertible notes payable as of December 31, 2024 and 2023, respectively:

						Principal Balance as of
Ref No.		Date of Note	Original Principal		Interest	December 31,	December 31,
		Issuance	Balance	Maturity Date	Rate %	2024	2023
1	*/***	6/16/2021	$20,000	12/16/2021	10	$20,000	$20,000
2	*/***	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*/***	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*/***	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*/***	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*/***	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*/***	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*/***	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*/***	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**	9/29/2023	80,000	3/29/2024	6	80,000	80,000
12	**	10/1/2023	10,000	3/31/2024	6	10,000	10,000
13	*	10/13/2023	19,750	3/28/2024	10	19,750	19,750
12	**	8/7/2024	30,000	2/7/2025	6	30,000	-
13	**	8/26/2024	30,000	2/26/2025	6	30,000	-
14	**	10/29/2024	7,000	4/29/2025	6	7,000	-
15	**	11/27/2024	25,000	5/27/2025	6	25,000	-
16	**	12/2/2024	25,000	6/2/2025	6	25,000	-
17	**	12/9/2024	25,000	6/9/2025	6	25,000	-
18	**	12/18/2024	18,505	3/28/2024	10	18,505	-
		Total				$681,335	$520,830
		Total Current				$681,335	$520,830
		Total Long Term				$-	$-
		Less unamortized discount				$-	$(6,467)
		Carrying value				$681,335	$514,363

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of December 31, 2024.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2024 and 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	35,592,281	$158,055
Total	35,592,281	$158,055

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	45,221,645	$149,182
Total	45,221,645	$149,182

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31, 2024	December 31, 2023
Embedded derivatives	$(8,873)	$38,759
Loss on issuance of derivative	—	—
Total gain (loss)	$(8,873)	$38,759

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2023	December 31, 2024
Quoted market price on valuation date	$0.034	$0.012	$0.015
Effective contractual conversion rates	$0.026	$0.009	$0.012
Contractual term to maturity	0.5 Years	0.25 Years	0.25 Years
Market volatility:
Volatility	200.36%-332.78%	200.36%-332.78%	200.36%-332.78%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of December 31, 2024 and 2023.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Balances at beginning of period	$149,182	$161,565
Issuances:
Embedded derivatives	-	26,376
Conversions/extinguishments
Changes in fair value inputs and assumptions reflected in income	8,873	(38,759)
Balances at end of period	$158,055	$149,182

7. Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of December 31, 2024, the Company was not subject to any threatened or pending legal actions or claims.

Significant agreements and contracts

None

8. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. The Company has 1,000,000 shares authorized for Series D Preferred Stock. As of December 31, 2024 and 2023, the Company had issued 713,750 and 603,750 shares of Series D Convertible Preferred Stock, respectively. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of December 31, 2024 and 2023, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of December 31, 2024 and 2023, the Company had 211,101,313 shares of common stock issued, and 172,913,813 of common stock outstanding.

Shares to be issued

As of December 31, 2024 and 2023, the Company had 5,376,967 and 5,486,967 in shares to be issued, respectively. The shares to be issued as of December 31, 2024 consist of common stock related to past subscription agreements.

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

9. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the years ending December 31, 2024 and 2023 as they incurred tax losses during both of these years.

When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company has provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the year ended December 31, 2024 and 2023 as defined under ASC 740, "Accounting for Income Taxes."

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended
	December 31, 2024	December 31, 2023
U.S. statutory federal income tax rate	21%	21%
State income taxes	5%	5%
Change in valuation allowance	(26%)	(26%)
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Years Ended
	December 31, 2024	December 31, 2023

Tax credit (expense) at statutory rate (26%)	$246,281	$104,564
Increase in valuation allowance	(246,281)	(104,564)
Net deferred income tax asset	$—	$—

At December 31, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2024	2023

Net operating loss carry-forward	$469,914	$223,633
Valuation allowance	(469,914)	(223,633)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2024 and 2023, the Company had a federal net operating loss carryforward of approximately $1,807,363 and $860,127, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

10. Subsequent events

On January 1, 2024, the Company issued 100,000 Series D Convertible Preferred Stock, which vest over two years, based upon performance milestones. The consultant only earned 10,000 shares.  On March 13, 2025, the Consultant returned 90,000 shares to the Company.

On February 18, 2025, the Company issued a $30,000 face value convertible notes payable convertible at $01 per share.

On March 28, 2025, the Company sold stock $100,000 at $0.01 per share.

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

At December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Ben Hansel our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at December 31, 2024, our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Ben Hansel, our Director, of the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework  in Internal Control-Integrated Framework 2013. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this annual report.

34

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Totaligent, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Edward C. DeFeudis	52	Chairman of the Board and CEO

Ben Hansel	59	Director

Brendan Battles	53	Director of Data Management

Brian Heckathorne	46	Director of Information Technology

Edward C. DeFeudis, Chairman and CEO

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

Ben Hansel –Director

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

Item 11. Executive Compensation.

For the years ended December 31, 2024 and 2023, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended December 31, 2024 and 2023 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. DeFeudis (1)	2024	$180,000	-	-	-	-	-	-	$180,000
	2023	$180,000	-	-	-	-	-	-	$180,000

(1)

The majority of this salary has been accruing, and can be can be exchanged for the issuance of common shares at a price of the lessor of a 30% discount to the 10-day volume weighted average price (VWAP) of the Company or $0.02 per share.

Director Compensation

The following table shows information regarding the compensation earned during the years ended December 31, 2024, and 2023 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. DeFeudis	2024	$0	-	-	-	-	-	-	$0
Director	2023	0	-	-	-	-	-	-	$0

Ben Hansel	2024	$0	-	-	-	-	-	-	$0
Director	2023	$0	-	-	-	-	-	-	$0

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

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended December 31, 2024, or held any outstanding stock options as of December 31, 2024.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of December 31, 2024, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the directors and executive officers of the Company.

•	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of December 31, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Astra Audit & Advisory, LLC, for professional services rendered for the fiscal year ended December 31, 2024 and 2023:

	Fiscal Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$49,020	$19,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$49,020	$19,250

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory, LLC (“Astra”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

3.2	Certificate of Designation of Series A Preferred shares effective January 11, 2021 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10K filed on October 29, 2024).

3.3	Certificate of Amendment: Name change, effective August 1, 2022 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10K filed on October 29, 2024).

3.4	Certificate of Designation of Series D Preferred shares effective April 19, 2021 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10K filed on October 29, 2024).

3.5	Bylaws (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10K filed on October 29, 2024).

10.1

Exchange Agreement by and among Alltemp, Inc. and Certain Shareholders of Alltemp Inc. Dated December 3, 2021 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10K filed on October 29, 2024).

10.1.2

Exchange Agreement by and among Alltemp, Inc., Digi Messaging & Advertising Inc., and the Shareholders of Digi Messaging & Advertising Inc. dated December 3, 2021 (incorporated by reference to Exhibit 10.1.2 to Annual Report on Form 10K filed on October 29, 2024).

10.2	Employment Agreement for Edward C. DeFeudis dated January 1, 2022 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10K filed on October 29, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-12G/A filed on May 1, 2014).

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

Item 16. Form 10K Summary

Not applicable

SIGNATURES

The Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTALIGENT, INC.

Date: April 7, 2025	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

This report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 7, 2025.

By:	/s/ Edward C. DeFeudis	By:	/s/ Ben Hansel
	Edward C. DeFeudis		Ben Hansel
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

