Form 10-K/A
period 2024-12-31
Totaligent, Inc.
filed 2025-04-09
CIK 846377

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended 12/31/2024 (the “Amendment”) is being filed to correct certain items and to expand the disclosures included in the “Subsequent Events” section of the original Form 10-K, which was filed with the Securities and Exchange Commission on April 7, 2025.

Except as expressly stated herein, this Amendment does not reflect events occurring after the filing of the original Form 10-K and does not modify or update in any way the disclosures made in the original filing. Accordingly, this Amendment should be read in conjunction with the original Form 10-K and any subsequent filings with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in Item 1A of this Report under the caption “Risk Factors” and elsewhere in this Report, including the exhibits hereto.

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

As of the date of this Annual Report on Form 10-K/A, we have not experienced any significant cybersecurity attacks and, to date, the risks from cybersecurity threats have not materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

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

Tampa, Florida

April 7, 2025, except for the Subsequent Events footnote in Note 10, as to which the date is April 8, 2025

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

10. Subsequent events

On September 5, 2023, the Company entered into a business development agreement, which included the ability for the business developer to earn 10,000 Series D Convertible Preferred Stock, based upon performance milestones. Due to an administrative error, all 10,000 Series D Convertible Preferred Stock was prematurely recorded, while only 1,000 shares were earned and vested.  On March 12, 2025, the 9,000 unvested Shares which were mistakenly issued in contravention of the terms of the Business Development Agreement were deemed void ab initio, cancelled, and permanently retired, and were removed from the Company’s issued and outstanding capital.

On January 1, 2024, the Company entered into an employment agreement, which included the ability for the employee to earn 100,000 Series D Convertible Preferred Stock, based upon performance milestones. Due to an administrative error, all 100,000 Series D Convertible Preferred Stock was prematurely recorded, while only 10,000 shares were earned and vested.  On March 12, 2025, the 90,000 unvested Shares which were mistakenly issued in contravention of the terms of the Employment Agreement were deemed void ab initio, cancelled, and permanently retired, and were removed from the Company’s issued and outstanding capital.

On February 18, 2025, the Company issued a $30,000 face value convertible note payable at $0.01 per share.

On March 28, 2025, the Company sold $200,000 in common stock at $0.01 per share.

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory, LLC (“Astra”) our audited consolidated financial statements contained in this Annual Report on Form 10-K/A for the fiscal years ended December 31, 2024 and 2023. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2024, for filing with the SEC.

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

Item 16. Form 10K Summary

Not applicable

SIGNATURES

The Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTALIGENT, INC.

Date: April 8, 2025	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

This report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 8, 2025.

By:	/s/ Edward C. DeFeudis	By:	/s/ Ben Hansel
	Edward C. DeFeudis		Ben Hansel
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

