Form 10-Q
period 2025-03-31
Totaligent, Inc.
filed 2025-05-16
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2025, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $3.7 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 15, 2025, the registrant had 211,101,313 outstanding shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TOTALIGENT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2025

4

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	Unaudited
ASSETS

Current assets
Cash	$168,776	$22,128
Prepaid expenses	2,497	6,452
Total current assets	171,273	28,580

Property and equipment, net	41,875	66,354
Capitalized software	136,425	127,991
Total assets	$349,573	$222,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$7,000
Accrued compensation	988,697	988,697
Accrued interest	138,880	125,090
Convertible notes payable	911,335	681,335
Derivative liability	213,391	158,055
Total current liabilities	2,252,303	1,960,177

Total liabilities	2,252,303	1,960,177

Commitments and contingencies (Note 7)

Stockholders' deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued and outstanding – 576,562 and 713,750 shares at March 31, 2025 and December 31, 2024, respectively	5,766	7,138
Common stock, $0.001 par value; authorized – 500,000,000 shares; 211,101,313 shares issued and 211,101,313 and 172,913,813 outstanding as of March 31, 2025 and December 31, 2024, respectively	211,101	211,101
Shares to be issued	5,476	5,476
Additional paid-in capital	990	818,577
Accumulated deficit	(2,126,063)	(1,807,363)
Treasury stock, 0 and 38,187,500 outstanding	-	(972,181)
Total stockholders' deficit	(1,902,730)	(1,737,252)
Total liabilities and stockholders' deficit	$349,573	$222,925

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	March 31,
	2025	2024

Revenue	$-	$340,929

Cost of revenue	-	328,620

Gross profit	-	12,309

Operating expenses:
Consulting expenses	5,536	6,500
Personnel expenses	-	99,500
General and administrative	72,487	61,157
Total operating expenses	78,023	167,157

Net operating loss	(78,023)	(154,848)

Other income (expense)
Interest expense	(13,792)	(11,290)
Amortization of debt discount	-	(5,659)
Loss (gain) on change in fair value of derivative liability	(55,336)	43,907
Loss on disposal of assets	(18,327)	-
Total other income (expense)	(87,455)	26,958

Loss before income taxes	(165,478)	(127,890)

Provision for income tax	-	-

Net loss	(165,478)	(127,890)

Deemed contribution	(153,222)	-

Net loss available to common shareholders	$(318,700)	$(127,890)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,101,313	211,101,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2024	713,750	$7,138	211,101,313	$211,101	5,376,967	$5,476	$818,577	$(1,807,363)	38,187,500	$(972,181)	$(1,737,252)

Conversion of Series D Preferred Stock into Common Stock	(38,188)	(382)	-	-	-	-	(818,577)	(153,222)	(38,187,500)	972,181	-

Cancellation of Series D Preferred Stock	(99,000)	(990)	-	-	-	-	990	-	-	-	-

Net loss	-	-	-	-	-	-	-	(165,478)	-	-	(165,478)

Balance March 31, 2025	576,562	$5,766	211,101,313	$211,101	5,376,967	$5,476	$990	$(2,126,063)	-	$-	$(1,902,730)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	38,187,500	$(972,181)	$(910,016)

Series D Preferred Stock issued for services	10,000	100	-	-	(10,000)	(100)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(127,890)	-	-	(127,890)

Balance March 31, 2024	613,750	$6,138	211,101,313	$211,101	5,476,967	$5,386	$699,667	$(988,017)	38,187,500	$(972,181)	$(1,037,906)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,478)	$(127,890)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,152	13,388
Loss on change in fair value of derivative liabilities	55,336	(43,907)
Loss on disposal of assets	18,327	-
Amortization of debt discount	-	5,659
Changes in Operating Assets and Liabilities:
Prepaid expenses	3,955	2,790
Accounts payable	(7,000)	-
Accrued compensation	-	66,800
Accrued interest	13,790	11,289
Net change in operating activities	(74,918)	(71,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for capitalized software	(8,434)	(16,400)
Net change in investing activities	(8,434)	(16,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	230,000	-
Net change in financing activities	230,000	-

Net Increase (Decrease) in Cash	146,648	(88,269)

Cash - Beginning of the Period	22,128	167,735

Cash - End of the Period	$168,776	$79,466

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

Going concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2025, the Company had a net loss of $165,478, had $2,081,030 in negative working capital, accumulated deficit of $2,126,063 and stockholders’ deficit of $1,902,730. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At March 31, 2025, the Company had cash of $168,776. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Reclassification of Presentation

Certain prior period amounts have been reclassified to conform with current year presentation. These reclassifications related to reclassifications from operating expenses to cost of revenue.

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company’s cash balances totaled $168,776 and $22,128, respectively.

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

Treasury stock

Treasury stock is recognized at acquisition cost and are presented as a deduction from shareholder's equity. Upon sale of treasury shares, the realized gain or loss is recognized through the unaudited consolidated statements of stockholders’ deficit in additional paid-in capital.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the Company’s financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of March 31, 2025 and December 31, 2024, the Company has a derivative liability of $213,391 and $158,055, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment and capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of March 31, 2025 and December 31, 2024, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at March 31, 2025 and December 31, 2024, contained a significant financing component or variable consideration terms.

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

Advertising Costs

The Company expenses advertising costs when advertisements occur. During the three months ended March 31, 2025 and 2024, the Company recorded $1,500 and $107 in advertising, respectively. Advertising expenses are included in general and administrative expenses in the statements of operations.

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2025	2024

Convertible notes payable	79,545,798	44,514,270
Total	79,545,798	44,514,270

Segment Reporting

The Company has determined that it has one reportable segment, which includes managing branding and awareness campaigns to publicly traded companies and political candidates. The single segment was identified based on how the Chief Operating Decision Maker, who was determined to be the Chief Executive Officer, manages and evaluates performance and allocates resources.

Recently accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company adopted this guidance on January 1, 2024.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of March 31, 2025 or on a going forward basis.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact its consolidated financial statements.

3. Property and equipment

Property and equipment as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31,	December 31,
	2025	2024
Computer equipment	$71,335	$71,335
Computer server	22,551	22,551
Mining equipment	-	54,325
	93,886	148,211
Less: Accumulated depreciation	(52,011)	(81,857)
Property and equipment - net	$41,875	$66,354

For the three months ended March 31, 2025 and 2024, the Company recorded $6,152 and $13,388 in depreciation expense, respectively.

During the three months ended March 31, 2025, the Company disposed of its remaining mining equipment in the amount of $54,325. As a result of the disposal, the Company recorded a loss on disposal of fixed assets in the amount of $18,327.

4. Intangible assets

Intangible assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Software development costs	$136,425	$127,991
	136,425	127,991
Less: Accumulated amortization	-	-
Intangible assets - net	$136,425	$127,991

The Company has incurred costs for software development. The software reached technological feasibility on May 23, 2023. As such the Company capitalized $127,991 in software development costs through the year ended December 31, 2024 and an additional $8,434 in costs during the three months ended March 31, 2025. The Company will begin amortizing the asset once it reaches the stage of intended-use.

5. Convertible notes payable

The following table details the Company’s convertible notes payable as of March 31, 2025 and December 31, 2024, respectively:

						Principal Balance as of
Ref No.		Date of Note	Original Principal		Interest	March 31,	December 31,
		Issuance	Balance	Maturity Date	Rate %	2025	2024
1	*/***	6/16/2021	$20,000	12/16/2022	10	$20,000	$20,000
2	*/***	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*/***	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*/***	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*/***	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*/***	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*/***	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*/***	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*/***	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**/***	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**/***	9/29/2023	80,000	6/29/2024	6	80,000	80,000
12	**/***	10/1/2023	10,000	3/31/2024	6	10,000	10,000
13	*/***	10/13/2023	19,750	4/13/2024	10	19,750	19,750
14	**/***	8/7/2024	30,000	2/7/2025	6	30,000	30,000
15	**/***	8/26/2024	30,000	2/26/2025	6	30,000	30,000
16	**	10/29/2024	7,000	4/29/2025	6	7,000	7,000
17	**	11/27/2024	25,000	5/27/2025	6	25,000	25,000
18	**	12/2/2024	25,000	6/2/2025	6	25,000	25,000
19	**	12/9/2024	25,000	6/9/2025	6	25,000	25,000
20	**	12/18/2024	18,505	6/18/2025	6	18,505	18,505
21	**	2/18/2025	30,000	8/18/2025	6	30,000	-
22	**	3/28/2025	100,000	8/18/2025	6	100,000	-
23	**	3/31/2025	100,000	8/18/2025	6	100,000	-
		Total				$911,335	$681,335

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of March 31, 2025.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2025 and December 31, 2024 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	21,516,785	$213,391
Total	21,516,785	$213,391

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	35,592,281	$158,055
Total	35,592,281	$158,055

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Embedded derivatives	$(55,336)	$43,907
Loss on issuance of derivative	—	—
Total gain (loss)	$(55,336)	$43,907

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2024	March 31, 2025
Quoted market price on valuation date	$0.034	$0.0152	$0.021
Effective contractual conversion rates	$0.026	$0.01296	$0.02184
Contractual term to maturity	0.5 Years	0.25 Years	0.25 Years
Market volatility:
Volatility	200.36%-332.78%	86.07%-169.31%	220.36%-337.38%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of March 31, 2025 and December 31, 2024:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Balances at beginning of period	$158,055	$149,182
Issuances:
Embedded derivatives	-	-
Conversions/extinguishments
Changes in fair value inputs and assumptions reflected in income	55,336	8,873
Balances at end of period	$213,391	$158,055

7. Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of March 31, 2025, the Company was not subject to any threatened or pending legal actions or claims.

Significant agreements and contracts

None

8. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. The Company has 1,000,000 shares authorized for Series D Preferred Stock. As of March 31, 2025 and December 31, 2024, the Company had issued 576,562 and 713,750 shares of Series D Convertible Preferred Stock, respectively. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Common Stock

As of March 31, 2025 and December 31, 2024, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of March 31, 2025 and December 31, 2024, the Company had 211,101,313 shares of common stock issued, and 211,101,313 and 172,913,813 of common stock outstanding.

Shares to be issued

As of March 31, 2025 and December 31, 2024, the Company had 5,376,967 in shares to be issued. The shares to be issued as of March 31, 2025 consist of common stock related to past subscription agreements.

Treasury Stock

In 2021, CSES Group, Inc., which owns all rights, title and interest in Totaligent’s refrigerant technology, was spun out in exchange for the cancellation of an aggregate of 54,422,903 shares of Totaligent Common Stock (the “Cancelled Shares”) held by former Totaligent management and shareholders. These shares were returned to the treasury. During the year ended December 31, 2023, the Company issued 14,062,500 shares from the treasury in connection with the conversion of 11,250 shares of Series D Preferred stock. The shares were valued at $196,875, resulting in an offset to paid in capital in the amount of $196,763. During the three months ended March 31, 2025, the Company issued the remaining 38,187,500 shares from the treasury in connection with the conversion of 38,188 shares of Series D Preferred stock. The shares were valued at $972,181, resulting in an offset between paid in capital in the amount of $818,577 and retained earnings in the amount of $153,222. The amount recorded in retained earnings was the difference between $972,181 and the additional paid in capital balance prior to the conversion of $818,577.

9. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the three months ending March 31, 2025 and December 31, 2024 as they incurred tax losses during both of these periods.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the three months ended March 31, 2025 and 2024 as defined under ASC 740, "Accounting for Income Taxes."

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	4%	4%
Change in valuation allowance	(25%)	(25%)
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

Tax credit (expense) at statutory rate (25%)	$41,370	$31,973
Increase in valuation allowance	(41,370)	(31,973)
Net deferred income tax asset	$—	$—

At March 31, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

	March 31,	December 31,
	2025	2024

Net operating loss carry-forward	$493,210	$451,841
Valuation allowance	(493,210)	(451,841)
Net deferred tax asset (liability)	$-	$-

As of March 31, 2024 and December 31, 2024, the Company had a federal net operating loss carryforward of approximately $2,126,063 and $1,807,363, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

10. Subsequent events

On April 21, 2025, the Company entered into a limitation of conversion agreement with one of its convertible note holders. In connection with the agreement, the holder may not convert any of the notes into shares of common stock to the extent the holder would beneficially own more than 4.99% of the Company’s outstanding common stock.

On April 25, 2025, Totaligent, Inc. entered into a standby equity purchase agreement with Joint Effort Funding, LLC, allowing for the sale of up to $3,000,000 in common stock. A prospectus was filed for the resale of up to 100,000,000 shares that may be issued under this agreement, which became effective on May 12, 2025.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended December 31, 2024. The unaudited consolidated statements of operations for the three months ended March 31, 2025 and 2024 are compared in the sections below.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the three months ended March 31, 2025. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

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

 Three months Ended March 31, 2025 compared to the three months Ended March 31, 2024

For the three months ended March 31, 2025 and 2024, the Company had total revenues of $0 and $340,929, respectively, and gross profits of $0 and $12,309, respectively. The Company’s volume of sales decreased in the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 primarily due to a decrease in managed campaign activity.

Cost of goods sold for the three months ended March 31, 2025 and 2024 were $0 and $328,620, respectively. Cost of goods sold consists primarily of costs associated with outsourcing certain campaign activities. The decrease in cost of goods sold for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 was primarily due to the corresponding decrease in revenues.

The Company’s operating expenses decreased from $167,157 for the three months ended March 31, 2024 to $78,023 for the three months ended March 31, 2025 due primarily to a decrease in personnel expenses due to all of the employment agreements expiring on December 31, 2024.

Other income (expenses) went from $26,958 in income for the three months ended March 31, 2024 to ($87,455) in expense for the three months ended March 31, 2025. The primary reason for the difference is the Company recorded a loss on disposal of assets in the amount of $18,327 in the current period along with a loss on the change in fair value of derivative liability in the amount of $55,336. In the prior period, the Company recorded a gain on the change in fair value of derivative liability in the amount of $43,907.

As a result of decreased sales, we had a net loss of $165,478 for the three months ended March 31, 2025 compared to a net loss of $127,890 for the three months ended March 31, 2024.

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

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2025 and 2024:

	Three months Ended March 31,
	2025	2024
Net change in operating activities	$(74,918)	$(71,869)
Net cash (used in) provided by investing activities	(8,434)	(16,400)
Net cash provided by financing activities	230,000	-
Net change in cash and cash equivalents	146,648	(88,269)
Cash and cash equivalents at beginning of period	22,128	167,735
Cash and cash equivalent at end of period	$168,776	$79,466

Net cash used in operating activities for the three months ended March 31, 2025 was $74,918 compared to $71,869 for the three months ended March 31, 2024. During the three months ended March 31, 2025, net cash used in investing activities was ($8,434) compared to ($16,400) during the three months ended March 31, 2024. This difference related to less expenditures in the current period for capitalized software versus the prior period. During the three months ended March 31, 2025, our financing activities provided cash of $230,000 compared to $0 during the three months ended March 31, 2024. The cash provided in the current period related to proceeds from the issuance of convertible notes payable.

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

At March 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Brian Heckathorne our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at March 31, 2025, our disclosure controls and procedures are effective.

Management's Quarterly Report on Internal Control over Financial Reporting

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

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Brian Heckathorne , our Director, of the effectiveness of our internal control over financial reporting as of March 31, 2025. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework in Internal Control-Integrated Framework 2013. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

This interim report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended March 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

TOTALIGENT, INC.

Date: May 15, 2025	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Brian Heckathorne
	Edward C. DeFeudis		Brian Heckathorne
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

