Form 10-Q/A
period 2025-03-31
Totaligent, Inc.
filed 2025-05-19
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-55122

TOTALIGENT, INC.
(Exact name of registrant as specified in its charter).

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Blvd., Suite 400 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 360-3565

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

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

Documents Incorporated by Reference: None.

Explanatory Note

This Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Totaligent, Inc. (the “Company”) for the quarter ended March 31, 2025 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 16, 2025. The Amendment is being filed for the sole purpose of correcting the Company’s address, which was inadvertently listed as a former address in the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

TOTALIGENT, INC.

Date: May 19, 2025	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Brian Heckathorne
	Edward C. DeFeudis		Brian Heckathorne
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

