Form 10-Q
period 2025-06-30
Totaligent, Inc.
filed 2025-08-13
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-55122

TOTALIGENT, INC.
(Exact name of registrant as specified in its charter).

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Blvd,. Suite 400 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 360-3565

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $3.7 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 13, 2025, the registrant had 211,101,313 outstanding shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TOTALIGENT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2025

4

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets
Cash	$62,626	$22,128
Prepaid expenses	1,012	6,452
Total current assets	63,638	28,580

Property and equipment, net	38,206	66,354
Capitalized software	143,226	127,991
Total assets	$245,070	$222,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$7,000
Accrued compensation	988,697	988,697
Accrued interest	155,997	125,090
Convertible notes payable	911,335	681,335
Derivative liability	146,543	158,055
Total current liabilities	2,202,572	1,960,177

Total liabilities	2,202,572	1,960,177

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares
Series D preferred stock, $0.01 par value; authorized –1,000,000 shares; issued and outstanding – 576,562 and 713,750 shares at June 30, 2025 and December 31, 2024, respectively	5,766	7,138
Common stock, $0.001 par value; authorized – 500,000,000 shares; 211,101,313 shares issued and 211,101,313 and 172,913,813 outstanding as of June 30, 2025 and December 31, 2024, respectively	211,101	211,101
Shares to be issued	5,476	5,476
Additional paid-in capital	990	818,577
Accumulated deficit	(2,180,835)	(1,807,363)
Treasury stock, 0 and 38,187,500 outstanding	-	(972,181)
Total stockholders’ deficit	(1,957,502)	(1,737,252)
Total liabilities and stockholders’ deficit	$245,070	$222,925

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$-	$73,610	$-	$414,539

Cost of revenue	-	37,532	-	334,610

Gross profit	-	36,078	-	79,929

Operating expenses:
Consulting expenses	-	155	-	35,405
Personnel expenses	30,000	94,500	30,000	194,000
General and administrative	74,505	47,283	152,528	123,832
Total operating expenses	104,505	141,938	182,528	353,237

Net operating loss	(104,505)	(105,860)	(182,528)	(273,308)

Other income (expense)
Interest expense	(17,115)	(11,289)	(30,907)	(22,579)
Amortization of debt discount	-	(808)	-	(6,467)
Gain (loss) on change in fair value of derivative liability	66,848	(5,845)	11,512	38,062
Loss on disposal of assets	-	-	(18,327)	-
Total other income (expense)	49,733	(17,942)	(37,722)	9,016

Loss before income taxes	(54,772)	(123,802)	(220,250)	(264,292)

Provision for income tax	-	-	-	-

Net loss	$(54,772)	$(123,802)	$(220,250)	$(264,292)

Deemed contribution	$-	$-	$(153,222)	$-
Net loss available to common shareholders	$(54,772)	$(123,802)	$(373,472)	$(264,292)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,101,313	211,101,313	211,101,313	211,101,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2024	713,750	$7,138	211,101,313	$211,101	5,376,967	$5,476	$818,577	$(1,807,363)	38,187,500	$(972,181)	$(1,737,252)

Conversion of Series D Preferred Stock into Common Stock	(38,188)	(382)	-	-	-	-	(818,577)	(153,222)	(38,187,500)	972,181	-

Cancellation of Series D Preferred Stock	(99,000)	(990)	-	-	-	-	990	-	-	-	-

Net loss	-	-	-	-	-	-	-	(165,478)	-	-	(165,478)

Balance March 31, 2025	576,562	5,766	211,101,313	211,101	5,376,967	5,476	990	(2,126,063)	-	-	(1,902,730)

Net loss	-	-	-	-	-	-	-	(54,772)	-	-	(54,772)

Balance June 30, 2025	576,562	$5,766	211,101,313	$211,101	5,376,967	$5,476	$990	$(2,180,835)	-	$-	$(1,957,502)

The accompanying notes are an integral part of these unaudited consolidated financial statements

 TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	38,187,500	$(972,181)	$(910,016)

Series D Preferred Stock issued for services	10,000	100	-	-	(10,000)	(10)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(140,490)	-	-	(140,490)

Balance March 31, 2024	613,750	6,138	211,101,313	211,101	5,476,967	5,476	699,667	(1,000,617)	38,187,500	(972,181)	(1,050,506)

Net loss	-	-	-	-	-	-	-	(123,802)	-	-	(123,802)

Balance June 30, 2024	613,750	$6,138	211,101,313	$211,101	5,476,967	$5,476	$699,667	$(1,124,419)	38,187,500	$(972,181)	$(1,174,308)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(220,250)	$(264,292)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,821	13,389
Gain on change in fair value of derivative liabilities	(11,512)	(38,062)
Loss on disposal of assets	18,327	-
Amortization of debt discount	-	6,467
Changes in Operating Assets and Liabilities:
Prepaid expenses	5,440	6,215
Accounts payable	(7,000)	-
Accrued compensation	-	149,301
Accrued interest	30,906	22,579
Net change in operating activities	(174,268)	(104,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for capitalized software	(15,234)	(41,700)
Net change in investing activities	(15,234)	(41,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	230,000	-
Net change in financing activities	230,000	-

Net (Decrease) Increase in Cash	40,498	(146,103)

Cash - Beginning of the Period	22,128	167,735

Cash - End of the Period	$62,626	$21,632

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

2. Summary of significant accounting policies

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Digi have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six months ended June 30, 2025 and 2024. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The year end is December 31.

The unaudited consolidated financial statements include the accounts of Totaligent and Digi. Digi is a wholly owned subsidiary of Totaligent. All significant intercompany balances and transactions have been eliminated.

Going concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2025, the Company had a net loss of $373,472, had $2,138,934 in negative working capital, accumulated deficit of $2,180,835 and stockholders’ deficit of $1,957,502. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At June 30, 2025, the Company had cash of $62,626. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Reclassification of Presentation

Certain prior period amounts have been reclassified to conform with current year presentation. These reclassifications related to reclassifications from operating expenses to cost of revenue. For the six months ended June 30, 2024, gross profit changed from $69,788 per filed to $79,929 per revised. For the six months ended June 30, 2024, operating expenses changed from $343,096 per filed to $353,237 per revised. For the three months ended June 30, 2024, gross profit changed from $29,366 per filed to $36,078 per revised. For the three months ended June 30, 2024, operating expenses changed from $135,226 per filed to $141,938 per revised.

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company’s cash balances totaled $62,626 and $22,128, respectively.

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

The Company’s financial instruments consist of prepaid expenses, accrued compensation, accrued interest, convertible notes payable, and derivative liabilities. The carrying amounts of prepaid expenses, accrued compensation, accrued interest, and convertible notes payable approximates their fair values because of the short-term maturities of these instruments. The derivative liabilities are measured at fair value on a recurring basis with Level 3 inputs..

Treasury stock

Treasury stock is recognized at acquisition cost and are presented as a deduction from stockholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the unaudited consolidated statements of stockholders’ deficit in additional paid-in capital.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s membership interests including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the Company’s financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of June 30, 2025 and December 31, 2024, the Company has a derivative liability of $146,543 and $158,055, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment and capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2025 and December 31, 2024, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Identify the performance obligations in the contract:

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at June 30, 2025 and December 31, 2024, contained a significant financing component or variable consideration terms.

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

Advertising Costs

The Company expenses advertising costs when advertisements occur. During the six months ended June 30, 2025 and 2024, the Company recorded $3,536 and $388 in advertising, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $2,036 and $7 in advertising, respectively. Advertising expenses are included in general and administrative expenses in the unaudited consolidated statements of operations.

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2025	2024

Convertible notes payable	70,107,178	38,506,099
Total	70,107,178	38,506,099

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

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of June 30, 2025 or on a going forward basis.

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact its unaudited consolidated financial statements.

3. Property and equipment

Property and equipment as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30,	December 31,
	2025	2024
Computer equipment	$75,000	$71,335
Computer server	19,751	22,551
Mining equipment	-	54,325
	94,751	148,211
Less: Accumulated depreciation	(56,545)	(81,857)
Property and equipment - net	$38,206	$66,354

For the six months ended June 30, 2025 and 2024, the Company recorded $9,821 and $13,389 in depreciation expense, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded $3,670 and $4,383 in depreciation expense, respectively.

During the six months ended June 30, 2025, the Company disposed of its remaining mining equipment in the amount of $54,325. As a result of the disposal, the Company recorded a loss on disposal of fixed assets in the amount of $18,327.

4. Intangible assets

Intangible assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Software development costs	$143,225	$127,991
	143,225	127,991
Less: Accumulated amortization	-	-
Intangible assets - net	$143,225	$127,991

5. Convertible notes payable

The following table details the Company’s convertible notes payable as of June 30, 2025 and December 31, 2024, respectively:

						Principal Balance as of
Ref No.		Date of Note	Original Principal		Interest	June 30,	December 31,
		Issuance	Balance	Maturity Date	Rate %	2025	2024
1	*/***	6/16/2021	$20,000	12/16/2022	10	$20,000	$20,000
2	*/***	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*/***	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*/***	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*/***	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*/***	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*/***	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*/***	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*/***	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**/***	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**/***	9/29/2023	80,000	6/29/2024	6	80,000	80,000
12	**/***	10/1/2023	10,000	3/31/2024	6	10,000	10,000
13	*/***	10/13/2023	19,750	4/13/2024	10	19,750	19,750
14	**/***	8/7/2024	30,000	2/7/2025	6	30,000	30,000
15	**/***	8/26/2024	30,000	2/26/2025	6	30,000	30,000
16	**/***	10/29/2024	7,000	4/29/2025	6	7,000	7,000
17	**/***	11/27/2024	25,000	5/27/2025	6	25,000	25,000
18	**/***	12/2/2024	25,000	6/2/2025	6	25,000	25,000
19	**/***	12/9/2024	25,000	6/9/2025	6	25,000	25,000
20	**/***	12/18/2024	18,505	6/18/2025	6	18,505	18,505
21	**	2/18/2025	30,000	8/18/2025	6	30,000	-
22	**	3/28/2025	100,000	8/18/2025	6	100,000	-
23	**	4/1/2025	100,000	8/18/2025	6	100,000	-
		Total				$911,335	$681,335

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of June 30, 2025.

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

During the six months ended June 30, 2025 and 2024, the Company recorded $30,907 and $22,579 in interest expense, respectively, related to the convertible notes. During the three months ended June 30, 2025 and 2024, the Company recorded $17,115 and $11,289 in interest expense, respectively, related to the convertible notes.

6. Derivative liabilities

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2025 and December 31, 2024 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	12,249,668	$146,543
Total	12,249,668	$146,543

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	35,592,281	$158,055
Total	35,592,281	$158,055

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended June 30, 2025 and 2024:

	For the three months ended
	June 30, 2025	June 30, 2024
Embedded derivatives	$66,848	$(5,845)
Loss on issuance of derivative	-	-
Total gain (loss)	$66,848	$(5,845)

	For the six months ended
	June 30, 2025	June 30, 2024
Embedded derivatives	$11,512	$38,062
Loss on issuance of derivative	-	-
Total gain (loss)	$11,512	$38,062

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2024	June 30, 2025
Quoted market price on valuation date	$0.034	$0.0152	$0.032
Effective contractual conversion rates	$0.026	$0.01296	$0.02864
Contractual term to maturity	0.5 Years	0.25 Years	0.25 Years
Market volatility:
Volatility	200.36%-332.78%	86.07%-169.31%	200.36%-332.78%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of June 30, 2025 and December 31, 2024:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Balances at beginning of period	$158,055	$149,182
Issuances:
Embedded derivatives	-	-
Conversions/extinguishments
Changes in fair value inputs and assumptions reflected in income	(11,512)	8,873
Balances at end of period	$146,543	$158,055

7. Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of June 30, 2025, the Company was not subject to any threatened or pending legal actions or claims.

Significant agreements and contracts

None

8. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. The Company has 1,000,000 shares authorized for Series D Preferred Stock. As of June 30, 2025 and December 31, 2024, the Company had issued 576,562 and 713,750 shares of Series D Convertible Preferred Stock, respectively. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. Holders of the Preferred Stock voting as a separate class shall, until June 30, 2023, vote together with the holders of the Common Stock of the Corporation as a single class on all matters submitted to a vote of stockholders, with each share of Preferred Stock entitled to 1,000 votes. The Preferred Stock shall be treated pari passu with the Common Stock except that the dividend on each share of Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the Conversion Rate, which is 1,000 shares of Common Stock for each share of Preferred Stock. The Preferred Stock is not entitled to a liquidation preference.

Common Stock

As of June 30, 2025 and December 31, 2024, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, the Company had 211,101,313 shares of common stock issued, and 211,101,313 and 172,913,813 of common stock outstanding.

Shares to be issued

As of June 30, 2025 and December 31, 2024, the Company had 5,376,967 in shares to be issued. The shares to be issued as of June 30, 2025 consist of common stock related to past subscription agreements.

Treasury Stock

In 2021, CSES Group, Inc., which owns all rights, title and interest in Totaligent’s refrigerant technology, was spun out in exchange for the cancellation of an aggregate of 54,422,903 shares of Totaligent Common Stock (the “Cancelled Shares”) held by former Totaligent management and shareholders. These shares were returned to the treasury. During the year ended December 31, 2023, the Company issued 14,062,500 shares from the treasury in connection with the conversion of 11,250 shares of Series D Preferred stock. The shares were valued at $196,875, resulting in an offset to paid in capital in the amount of $196,763. During the three months ended June 30, 2025, the Company issued the remaining 38,187,500 shares from the treasury in connection with the conversion of 38,188 shares of Series D Preferred stock. The shares were valued at $972,181, resulting in an offset between paid in capital in the amount of $818,577 and accumulated deficit in the amount of $153,222. The amount recorded in accumulated deficit was the difference between $972,181 and the additional paid in capital balance prior to the conversion of $818,577.

9. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the three and six months ending June 30, 2025 and or the year ended December 31, 2024 as they incurred tax losses during both of these periods.

When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company has provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods. The Company has not taken a tax position that, if challenged, would have a material effect on the unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three and Six Months Ended
	June 30, 2025	June 30, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	4%	4%
Change in valuation allowance	(25)%	(25)%
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024

Tax credit (expense) at statutory rate (25%)	$13,693	$30,951
Increase in valuation allowance	(13,693)	(30,951)
Net deferred income tax asset	$-	$-

	Six Months Ended
	June 30, 2025	June 30, 2024

Tax credit (expense) at statutory rate (25%)	$55,063	$66,074
Increase in valuation allowance	(55,063)	(66,074)
Net deferred income tax asset	$-	$-

At June 30, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

	June 30,	December 31,
	2025	2024

Net operating loss carry-forward	$506,903	$451,841
Valuation allowance	(506,903)	(451,841)
Net deferred tax asset (liability)	$-	$-

As of June 30, 2025 and December 31, 2024, the Company had a federal net operating loss carryforward of approximately $2,180,835 and $1,807,363, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the unaudited consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended December 31, 2024. The unaudited consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are compared in the sections below.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the three and six months ended June 30, 2025. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

Executive Summary

Totaligent, Inc. (“Totaligent” or the “Company”) is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. The Company’s consumer-facing integrated digital marketing platform, which allows individuals and enterprises to leverage its big data to micro-target customers with disruptive increases in efficiency, launched its BETA mode on March 5, 2025.. Totaligent is a Delaware corporation currently trading on the OTCPink market under the stock symbol TGNT, and has executive offices located at 2255 Glades Road, Suite 324A Boca Raton, FL 33431 and a technology hub in Houston, TX.

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

 Six months Ended June 30, 2025 compared to the six months Ended June 30, 2024

 For the six months ended June 30, 2025 and 2024, the Company had total revenues of $0 and $414,539, respectively, and gross profits of $0 and $79,929, respectively. The Company’s volume of sales decreased in the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 primarily due to a decrease in managed campaign activity. The Company focused its efforts during the year on completing development of its platform, which is nearing launch, and therefore did not generate revenue during the current period.

Cost of goods sold for the six months ended June 30, 2025 and 2024 were $0 and $334,610, respectively. Cost of goods sold consists primarily of costs associated with outsourcing certain campaign activities. The decrease in cost of goods sold for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 was primarily due to the corresponding decrease in revenues.

The Company’s operating expenses decreased from $353,237 for the six months ended June 30, 2024 to $182,528 for the six months ended June 30, 2025 due primarily to a decrease in personnel expenses due to employment agreements expiring on December 31, 2024.

Other income (expenses) went from $9,016 in income for the six months ended June 30, 2024 to ($37,722) in expense for the six months ended June 30, 2025. The primary reason for the difference is the Company recorded a loss on disposal of assets in the amount of ($18,327) in the current period along with a gain on the change in fair value of derivative liability in the amount of $11,512. In the prior period, the Company recorded a gain on the change in fair value of derivative liability in the amount of $38,062.

As a result of decreased sales, we had a net loss of $373,472 for the six months ended June 30, 2025 compared to a net loss of $264,292 for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2025 included a deemed contribution in the amount of $153,222 the conversion of Series D Preferred Stock.

 Three months Ended June 30, 2025 compared to the three months Ended June 30, 2024

For the three months ended June 30, 2025 and 2024, the Company had total revenues of $0 and $73,610, respectively, and gross profits of $0 and $36,078, respectively. The Company’s volume of sales decreased in the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 primarily due to a decrease in managed campaign activity.

Cost of goods sold for the three months ended June 30, 2025 and 2024 were $0 and $37,532, respectively. Cost of goods sold consists primarily of costs associated with outsourcing certain campaign activities. The decrease in cost of goods sold for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 was primarily due to the corresponding decrease in revenues.

The Company’s operating expenses decreased from $141,938 for the three months ended June 30, 2024 to $104,505 for the three months ended June 30, 2025 due primarily to a decrease in personnel expenses due employment agreements expiring on December 31, 2024.

Other income (expenses) went from ($17,942) in expense for the three months ended June 30, 2024 to $49,733 in income for the three months ended June 30, 2025. The primary reason for the difference is the Company recorded a gain on the change in fair value of derivative liability in the amount of $66,848 versus a loss on the change in fair value of derivative liability in the amount of $5,845 for the prior period.

As a result of decreased sales, we had a net loss of $54,772 for the three months ended June 30, 2025 compared to a net loss of $123,802 for the three months ended June 30, 2024.

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

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. The Company has also had discussions with broker-dealers and lenders regarding funding required to execute the Company’s business plan.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital, operating expenditures, software development payments and other working capital needs. We believe that material cash requirements for operating expenditures may range from $100,000 per month to $200,000 per during the twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2025 and 2024:

	Six months Ended June 30,
	2025	2024
Net change in operating activities	$(174,268)	$(104,403)
Net cash (used in) provided by investing activities	(15,234)	(41,700)
Net cash provided by financing activities	230,000	-
Net change in cash and cash equivalents	40,498	(146,103)
Cash and cash equivalents at beginning of period	22,128	167,735
Cash and cash equivalent at end of period	$62,626	$21,632

Net cash used in operating activities for the six months ended June 30, 2025 was $174,268 compared to $104,403 for the six months ended June 30, 2024. This difference primarily related to a decrease in depreciation expense in the amount of ($3,568), a decrease in the amortization of debt discount in the amount of ($6,467), a decrease in the change in prepaid expenses in the amount of ($775), a decrease in the change of accounts payable in the amount of $7,000, a decrease in the change in accrued compensation in the amount of $149,301 offset by a decreased net loss in net loss in the amount of $44,042, a decrease in the loss on change in fair value of derivative liabilities in the amount of $26,550, an increase in loss on disposal of assets in the amount of $18,327 and an increase in the change of accrued interest in the amount of $8,327. During the six months ended June 30, 2025, net cash used in investing activities was ($15,234) compared to ($41,700) during the six months ended June 30, 2024. This difference related to less expenditures in the current period for capitalized software versus the prior period. During the six months ended June 30, 2025, our financing activities provided cash of $230,000 compared to $0 during the six months ended June 30, 2024. The cash provided in the current period related to proceeds from the issuance of convertible notes payable.

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

At June 30, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Brian Heckathorne our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at June 30, 2025, our disclosure controls and procedures are effective.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our unaudited consolidated financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Brian Heckathorne , our Director, of the effectiveness of our internal control over financial reporting as of June 30, 2025. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework in Internal Control-Integrated Framework 2013. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited consolidated financial statements will not be prevented or detected on a timely basis.

This interim report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended June 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

TOTALIGENT, INC.

Date: August 13, 2025	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Brian Heckathorne
	Edward C. DeFeudis		Brian Heckathorne
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

