Form 10-K
period 2025-12-31
Totaligent, Inc.
filed 2026-04-03
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55122

TOTALIGENT, INC.
(Exact name of registrant as specified in its charter).

Delaware	80-0142655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Boulevard, Suite 400 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 988-2621

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $5.6 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2026, the registrant had 213,601,313 outstanding shares of common stock.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•	In this annual report, references to “Totaligent”, or “the Company,” or “we,” or “us,” and “our” refer to Totaligent, Inc. and Digi Messaging & Advertising Inc., the Company’s wholly owned subsidiary

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I.

Item 1. Business

Totaligent, Inc. (“Totaligent” or the “Company”) is a technology company, with its headquarters located in Boca Raton, Florida, that provides person-based digital marketing for companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. Totaligent launched a public beta version of its integrated digital marketing platform in the first quarter of 2025 that democratizes the use of first-, second-, and third-party data. In response to the accelerated adoption of artificial intelligence (AI) across industries, the Company is undergoing a strategic evolution, recognizing that while the standalone value of third-party SaaS products has diminished in an AI-saturated market, its robust platform and data assets remain highly valuable. This shift is guiding Totaligent toward deeper AI integrations, targeted acquisitions of AI companies and AI-enabled businesses—including those outside digital marketing, such as in biotech—and exploration of diversified opportunities like re-entering cryptocurrency mining.

Corporate History

The Company was incorporated on June 24, 1988, under the laws of the State of Delaware as Windsor Capital Corp. Over the years, the Company underwent several name changes, mergers, and acquisitions, including transitions through internet lending services, financial technology, and refrigerant technology businesses. On December 3, 2021, the Company acquired Digi Messaging & Advertising Inc., a Wyoming corporation (“Digi”), through a merger, resulting in Digi becoming a wholly-owned subsidiary. In connection with this transaction, the Company spun out its prior refrigerant technology subsidiary and shifted its focus to digital marketing. Effective July 21, 2022, the Company changed its name to Totaligent, Inc. The Company’s common stock trades on the OTCID under the symbol “TGNT.”

OUR BUSINESS SUMMARY

Introduction

Totaligent, Inc. is a technology company, with its headquarters located in Boca Raton, Florida deploying an 8-member remote work team, that provides person-based digital marketing for companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. Totaligent launched a public beta version of its integrated digital marketing platform on March 5, 2025, to democratize the use of first-, second-, and third-party data. Amid the rapid rise of AI, which has accelerated industry-wide transformations, Totaligent is adapting its core offerings to leverage AI for enhanced capabilities, while viewing its platform and data as foundational assets for synergies with AI-driven acquisitions and diversification into areas like privacy-focused cryptocurrency mining.

Company Overview

Totaligent is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. By leveraging Totaligent’s platform tools, users can deploy an all-encompassing digital communications strategy. Today, Totaligent offers managed campaigns to publicly traded companies and political candidates and launched the public beta version of its consumer-facing person-based digital marketing platform on March 5, 2025. Totaligent’s managed campaign business will be the main driver of revenue until the public launch of the consumer platform. Totaligent’s white-label programmatic ad platform is directly connected to its own custom Database Management Platform (“DMP”), which allows micro-targeting using data matching, which can be site specific, area specific and/or zip code specific. This platform leverages highly efficient display advertising, as opposed to general search engine keyword advertising. The platform is connected to more than 40 network publishers, giving users a deep network of web portals in all verticals. The Totaligent team is continuously updating the platform to follow the ever-changing advertising rules implemented by Google, Facebook, Twitter and others, regarding advertising crypto, drugs, tobacco, firearms, sex, and political advertising. Our customer outreach tools include email, SMS, and push notification.

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

Individual Totaligent services are currently operational and used for our managed campaign program. Upon the launch of the consumer-facing platform, the full spectrum of Totaligent’s digital communication tools will operate within the same User Interface XML (“UIX”), negating the need for multiple service providers or Customer Relationship Management (“CRM”) tools to perform various individual tasks. Users will be able to harmonize every facet of a digital campaign from a single panel, allowing multichannel marketing and analytics to maximize communication and ROI from the user’s customer and visitor databases. The Company is trading on the OTC Pink Market under the stock symbol, TGNT. Recently, Totaligent has undergone a strategic shift driven by the accelerated adoption of artificial intelligence (AI) across the digital marketing landscape. While the standalone value of our platform as a third-party SaaS product has diminished in this AI-saturated environment, our robust data assets and underlying technology remain highly valuable. In response, we are evolving our focus to integrate AI capabilities more deeply, targeting acquisitions of AI companies and AI-enabled businesses that can leverage our platform and data for enhanced synergies—including those outside digital marketing, such as in the AI-enabled biotech space. Additionally, we are exploring a re-entry into the cryptocurrency mining space, with a specific emphasis on privacy-focused cryptocurrencies, to diversify our operations and capitalize on emerging opportunities in decentralized technologies.

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

In 2026, the industry is marked by the accelerated adoption of AI, with generative AI tools, autonomous agents, and predictive analytics reshaping workflows. AI is automating content creation, personalization, and optimization at scale, leading to a shift where human marketers focus more on strategy and oversight. However, this has also created challenges, including concerns over authenticity, data privacy, and the potential for "AI slop" in creative outputs. Despite these, AI-driven marketing is projected to grow significantly, with the AI in marketing market expected to reach $217 billion by 2034 at a CAGR of 26.7%. This environment has influenced Totaligent's view that while third-party SaaS value has diminished, its data and platform can serve as a strong base for AI-enabled expansions, including into non-marketing sectors like biotech and diversified tech like cryptocurrency mining.

The Shift Towards Person-Based Marketing

In recent years, the industry has shifted from broad, demographic-based targeting to more precise, person-based marketing. This approach leverages detailed consumer data to deliver personalized experiences across multiple channels. Totaligent’s platform is designed to meet this demand, providing users with the ability to micro-target audiences using a custom Database Management Platform (DMP). This platform allows for site-specific, area-specific, and zip code-specific targeting, ensuring that marketing efforts reach the most relevant consumers. Person-based marketing is particularly valuable in today’s landscape, where consumers expect tailored experiences. By connecting directly with more than 40 network publishers, Totaligent offers a vast network of web portals across various verticals. This enables users to deliver highly efficient display advertising, which is increasingly favored over traditional keyword-based search engine advertising. The result is more effective campaigns that drive higher engagement and return on investment (ROI). With AI's rise, this shift is intensifying, as AI enables hyper-personalization and predictive SEO, further enhancing the precision of person-based strategies, and positioning Totaligent's assets for integration with AI companies across industries.

Managed Campaigns and Revenue Streams

Totaligent’s business model is currently anchored by its managed campaign services, which cater to publicly traded companies and political candidates. These campaigns, which utilize the platform’s robust micro-targeting capabilities, are a significant revenue driver. The managed campaigns offer clients a full-service solution, leveraging Totaligent’s expertise in navigating the complex and often changing regulations surrounding digital advertising, including those related to sensitive sectors like crypto, drugs, and political advertising. As Totaligent launched the public beta version of its consumer-facing platform on March 5, 2025, the managed campaign business will continue to be the primary revenue source. However, the consumer platform represents a significant growth opportunity, as it will allow a broader range of users to access Totaligent’s sophisticated marketing tools. This expansion into the consumer market is expected to diversify the company’s revenue streams and position it for long-term success. Amid the AI boom, we are adapting these services to incorporate AI-driven insights, ensuring our offerings remain competitive, while exploring how our platform can support AI-enabled ventures in diverse fields.

Integration and Automation: The Future of Digital Marketing

One of the key differentiators of Totaligent’s platform is its focus on integration and automation. The platform’s white-label programmatic ad capabilities are seamlessly connected to its DMP, enabling users to manage and optimize campaigns from a single interface. This integration negates the need for multiple service providers or Customer Relationship Management (CRM) tools, streamlining the digital marketing process. Totaligent also offers a comprehensive set of customer outreach tools, including email, SMS, and push notifications. These tools are designed to be easily accessible through the platform’s unified User Interface XML (UIX), allowing users to harmonize their marketing efforts across different channels. The ability to manage multichannel campaigns from a single panel not only enhances efficiency but also maximizes the impact of marketing efforts by providing a cohesive customer experience. In the AI era, automation is evolving toward agentic systems that handle execution autonomously, aligning with our strategic pivot to AI-enhanced operations and acquisitions that extend beyond marketing.

Adapting to Industry Changes

The digital marketing landscape is constantly evolving, with new regulations and platform policies frequently altering the rules of engagement. Totaligent’s commitment to continuous platform updates ensures that users can navigate these changes with ease. The platform is designed to stay ahead of the curve, adapting to new guidelines from major players like Google, Facebook, and Twitter. In conclusion, Totaligent is well-positioned to thrive in the dynamic digital marketing industry. By offering a person-based approach to marketing, coupled with powerful integration and automation tools, Totaligent enables users to execute highly effective campaigns that drive meaningful results. As the company expands its consumer-facing platform and pivots toward AI integration and diversified ventures like cryptocurrency mining, it is poised to become a leader in the digital marketing space, providing both businesses and individuals with the tools they need to succeed in an increasingly competitive environment. This evolution reflects the recognition that our core assets can fuel growth in AI-enabled sectors. Here are some compelling statistics and forecasts that support the information presented about Totaligent and the digital marketing industry:

6

1.

Growth of Digital Marketing: The global digital advertising market has experienced significant growth, reaching an estimated $667 billion in 2024 and projected to grow to over $700 billion in 2025, driven by increased online engagement and advancements in data-driven marketing. (eMarketer) This growth underscores the increasing reliance on digital channels for marketing and highlights the potential market for platforms like Totaligent.

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

Market Opportunity

The market opportunity for Totaligent within the digital marketing industry is substantial, driven by several key factors:

Expanding Digital Advertising Market

The global digital advertising market has experienced strong and sustained growth, reaching approximately $667 billion in 2024 and projected to exceed $700 billion in 2025. This expansion reflects a compound annual growth rate (CAGR) of roughly 10–12%, driven by increasing digital consumption and advancements in data-driven marketing. (eMarketer) This expansion underscores the shift of advertising budgets from traditional to digital channels, presenting platforms like Totaligent, which offer advanced targeting and integration tools, with a substantial opportunity to capture a significant share of this burgeoning market.

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

Growth in Programmatic Advertising

Programmatic advertising continues to dominate the digital display ad market. In 2025, programmatic advertising spending in the United States was projected to reach $244 billion. Totaligent’s white-label programmatic ad platform, connected to a broad network of publishers, offers a significant opportunity to tap into this market. As more advertisers move towards automated, data-driven ad buying, Totaligent’s platform can attract a wide range of users seeking efficient and effective advertising solutions.

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

Expansion into the Consumer Market

The launch of Totaligent’s consumer-facing platform on March 5, 2025 represents a major growth opportunity. By making its sophisticated marketing tools accessible to a broader audience, including small businesses and individual marketers, Totaligent can tap into a vast and underserved segment of the market. This expansion could significantly diversify revenue streams and drive long-term growth. Amid the accelerated AI adoption in 2026, where AI agents and automation are redefining marketing operations, Totaligent sees opportunities to leverage its data-rich platform as a foundation for AI integrations. However, this has diminished the perceived standalone value of third-party SaaS tools, prompting a pivot toward synergistic AI acquisitions and diversified ventures like cryptocurrency mining to enhance long-term value. This includes pursuing AI-enabled businesses in non-marketing sectors.

Growth and Development Strategy

To capitalize on the substantial market opportunity in digital marketing, Totaligent has outlined a comprehensive growth strategy that includes targeted marketing efforts, brand development, and strategic acquisitions. By leveraging its existing strengths in person-based digital marketing and programmatic advertising, Totaligent aims to scale its operations, diversify revenue streams, and solidify its position as a leader in the industry. In light of recent industry shifts driven by AI acceleration, this strategy has evolved to prioritize AI integration and diversification.

1.	Marketing Strategy

a.

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

b.

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

Totaligent will focus on building a strong brand identity as a leading provider of person-based digital marketing solutions. This involves not only expanding its product offerings but also establishing itself as a thought leader in the industry. Expanding Platform Offerings: Totaligent will continuously enhance its platform by integrating new features that align with market trends, such as AI-driven personalization, enhanced data privacy tools, and cross-channel campaign management. This will allow Totaligent to meet the diverse needs of its customers and stay ahead of competitors. Strategic Partnerships Aligning with high-profile partners, such as major digital ad networks, data providers, and tech companies, will enhance Totaligent’s brand credibility. These partnerships will also provide additional channels for customer acquisition and brand exposure.

3.	Acquisitions Strategy

Totaligent intends to pursue strategic acquisitions to accelerate growth, expand its capabilities, and strengthen its market position. In response to the diminished value of standalone third-party SaaS products amid rapid AI adoption, this strategy has evolved to focus on AI companies and AI-enabled businesses that can leverage Totaligent's valuable platform and data assets for mutual enhancement. This includes targets in AI-driven marketing automation, predictive analytics, and personalization technologies, as well as AI-enabled businesses outside of digital marketing. Existing Digital Marketing Brands: Totaligent will target emerging digital marketing platforms and agencies that have demonstrated initial market penetration and potential for growth. By acquiring these companies, Totaligent can quickly expand its customer base, enhance its service offerings, and increase market share. Technology Acquisitions: To complement its platform, Totaligent will seek to acquire innovative technologies that enhance data analytics, customer engagement, and programmatic advertising capabilities. These acquisitions will provide Totaligent with additional tools to offer more comprehensive solutions to its clients, driving higher customer satisfaction and loyalty. Distribution and Data Assets: Totaligent will explore opportunities to acquire data providers and distribution platforms that can enhance its targeting capabilities. This could include acquiring companies with extensive consumer data or advanced targeting algorithms that can be integrated into Totaligent’s DMP. Additionally, acquiring companies with strong distribution networks will allow Totaligent to expand its reach and offer more robust services to its clients. Furthermore, to diversify beyond digital marketing, Totaligent is considering re-entering the cryptocurrency mining space, with a focus on Zcash (ZEC). ZEC's privacy features align with our data-centric expertise, and this move could provide new revenue streams while utilizing our technological infrastructure for efficient mining operations. Totaligent aims to capitalize on the expanding digital marketing industry, leveraging its strengths in person-based marketing, programmatic advertising, and multichannel integration. Through targeted marketing efforts, brand development, and an evolved acquisitions strategy emphasizing AI synergies and diversification, Totaligent is poised to scale its operations, diversify its revenue streams, and solidify its position as a market leader in digital marketing solutions.

Competition

Totaligent is in a highly-competitive space, dominated by well-known players like ActiveCampaign, known for its robust automation capabilities, Klavivo, featuring over 300 integrations and supporting various automation and personalization features, HubSpot, known for its comprehensive suite of CRM, marketing, sales, and service tools, and Gladly, which consolidates customer interactions across channels like email, chat, and social media into one unified platform. As AI adoption accelerates, competition is intensifying from AI-native platforms, prompting Totaligent to pursue AI-enabled acquisitions to bolster its edge.

Intellectual property

Totaligent’s intellectual property is grounded in its ownership of domain names, confidential business information, and tactics. These assets form the core of its competitive advantage, safeguarding the brand’s identity and proprietary knowledge. By leveraging domain names, confidential information and tactics, it preserves its unique business strategies and innovations. These intellectual properties collectively reinforce Totaligent's market presence and contribute to its long-term success, particularly as the Company integrates AI and explores diversified applications.

Government Regulation

The Internet

We are subject to several laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The way existing laws and regulations will be applied to the Internet and how they will relate to our business are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement. As we pivot toward AI integrations and potential crypto mining, additional regulations in data privacy, AI ethics, and cryptocurrency may apply. Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example: The Credit Card Accountability Responsibility and Disclosure Act of 2009, or CARD Act, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected. The Digital Millennium Copyright Act (DMCA) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others. The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (GDPR), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we became subject to the Colorado Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2025, we also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

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

We are a development-stage enterprise with a limited operating history with limited sales, and operating losses since its inception. We will need to continue building our organization and team to competently evaluate and secure business opportunities for the development of sophisticated technologies. As an early-stage business we will likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject. Our likelihood of success will depend on the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we plan to operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2025, the Company had a net loss of $600,046, had $2,361,038 in negative working capital, accumulated deficit of $2,560,631 and stockholders’ deficit of $2,164,267. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are being issued. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At December 31, 2025, the Company had cash of $4,689. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Rapid Advancements in Artificial Intelligence Could Render Our SaaS Platform Obsolete or Less Competitive.

The digital marketing industry is undergoing rapid transformation due to the accelerated adoption of artificial intelligence (AI) technologies, including generative AI, machine learning, and autonomous agents. These advancements enable more efficient automation of content creation, personalization, predictive analytics, and campaign optimization, potentially diminishing the perceived value and demand for traditional third-party SaaS platforms like ours. If we fail to successfully integrate AI capabilities into our platform, or if competitors or new entrants develop superior AI-driven solutions more quickly or effectively, our person-based digital marketing platform could become obsolete, less competitive, or irrelevant. This could result in reduced customer adoption, loss of market share, increased pricing pressures, and decreased revenues. Additionally, the costs associated with developing or acquiring AI technologies to remain competitive may be substantial, and there is no assurance that such investments will yield the desired results or keep pace with industry evolution. Failure to adapt to these AI-driven changes could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Effective December 31, 2025, we also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Raising additional capital may cause dilution to our stockholders or restrict our operations.

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

Item 3. Legal Proceedings

The Company is not currently a party to any legal proceedings. From time to time, the Company may be subject to claims, disputes, demand letters, or other legal matters arising in the ordinary course of business; however, management does not believe that any such matters, whether currently asserted or previously threatened, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

Period	High Bid	Low Bid
January 1, 2025, through March 31, 2025	$0.052	$0.038
April 1, 2025, through June 30, 2025	$0.044	$0.037
July 1, 2025, through September 30, 2025	$0.04	$0.038
October 1, 2025, through December 31, 2025	$0.056	$0.044

Period	High Bid	Low Bid
January 1, 2024, through March 31, 2024	$0.0145	$0.010
April 1, 2024, through June 30, 2024	$0.01525	$0.01
July 1, 2024, through September 30, 2024	$0.02433	$0.0006
October 1, 2024, through December 31, 2024	$0.0193	$0.010

Our Transfer Agent

Standard Transfer Company, with offices at 440 East 400 South, Suite 200 Salt Lake City, UT 84111, is the transfer agent for our shares of common and preferred stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of March 31, 2026, there were 322 holders of record of our common stock.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

Executive Summary

Totaligent, Inc. (“Totaligent” or the “Company”) is a person-based digital marketing platform that allows companies and individuals to use and unlock owned and acquired data to efficiently market their products, services, and brands. The Company’s consumer-facing integrated digital marketing platform, which allows individuals and enterprises to leverage its big data to micro-target customers with disruptive increases in efficiency, public beta launched on March 5, 2025. Totaligent is a Delaware corporation currently trading on the OTCID Market under the stock symbol TGNT, and has executive offices located at 3651 FAU Boulevard Suite 400 Boca Raton, FL 33431 and a technology hub in Houston, TX.

In response to the accelerated adoption of artificial intelligence (AI) across industries, the Company is undergoing a strategic evolution, recognizing that while the standalone value of third-party SaaS products has diminished in an AI-saturated market, its robust platform and data assets remain highly valuable. This shift is guiding Totaligent toward deeper AI integrations, targeted acquisitions of AI companies and AI-enabled businesses—including those outside digital marketing, such as in biotech—and exploration of diversified opportunities like re-entering cryptocurrency mining.

Business Description:

Today, Totaligent offers managed campaigns to publicly traded companies and political candidates and launched the public beta version of its consumer-facing person-based digital marketing platform on March 5, 2025. Totaligent’s managed campaign business will continue to be the main driver of revenue until the public launch of the consumer platform. Amid the rapid rise of AI, which has accelerated industry-wide transformations, Totaligent is adapting its core offerings to leverage AI for enhanced capabilities, while viewing its platform and data as foundational assets for synergies with AI-driven acquisitions and diversification into areas like privacy-focused cryptocurrency mining.

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

How Totaligent is Different

The Totaligent platform makes every visitor and impression a usable data point. When users run digital campaigns on Totaligent, every prospect that clicks on users’ sites, is immediately matched to the requisite data from the DMP, providing the users with crucial data points. The Totaligent platform stores the users’ data in a closed-circuit environment for use in future digital campaigns. This is the key to the Totaligent marketing platform. Totaligent can match all visitor data immediately upon landing on the users’ websites, like: device IDs, IP address, mobile number, email address, and social network profiles. This type of data allows Totaligent’s users to engage in micro-targeted person-based marketing, as opposed to blindly running ad campaigns and requesting the site visitors’ details. With Totaligent, users will now be able to access one interface to manage their Text, Email, PPC, and Push Notification campaigns to maximize their person-based marketing efforts. In an AI-saturated environment where standalone SaaS value has diminished, Totaligent's data-rich platform remains a valuable asset, positioning it for integration with AI capabilities and acquisitions in diverse fields to drive enhanced synergies.

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

Totaligent currently has vast U.S. audiences of businesses, non-profits, political parties, venture capital, financial markets/investor verticals, and donors. As AI adoption accelerates, these programmatic features are being adapted for AI-driven optimization, while the Company explores re-entry into privacy-focused areas like ZEC mining to leverage its data expertise in new ways.

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

As the Totaligent network grows, so too will the number of first party cookies. Totaligent’s first-party cookies can be set on browsers, allowing for marketing, data collection and verification in our DMP. Every user that visits any Totaligent enabled web portal, link or ad is placed into the DMP and instantly matched across all channels and data points, continually updating and verifying their information. With the strategic shift toward AI, these tools are evolving to incorporate AI-driven enhancements, supporting acquisitions like the post-period LOI with an AI-enabled biotech company for cross-sector applications.

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

The audiences’ mobile numbers are stored in the DMP and can be used once loaded into the customer portal. They cannot be exported unless the person is a verified subscriber but can be used for internal cross channel marketing programs. When properly used, this system will track SMS users, to ensure proper identification has been obtained, which protects the sender against frivolous or dubious lawsuits from bad actors. As the Company pivots to leverage its data assets in an AI-driven world, the DMP serves as a core foundation for potential integrations with AI-enabled businesses, extending its utility beyond marketing.

Totaligent Append and Data Sales

Because the DMP is so large and constantly updated, Totaligent is able to provide data on a low cost per record basis to a wide array of users by offering specific list types based on Totaligent’s internal data points. Users can search the criteria needed and the DMP will provide the data size and price. This capability remains valuable even as AI diminishes standalone SaaS appeal, positioning the DMP for synergies in diversified acquisitions and ventures like cryptocurrency mining.

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

Political operatives have been known to add dirty or unfriendly email addresses to subscriber lists, causing complaints and shutdowns of valuable marketing accounts. Our service can help identify these fake addresses to protect against this dubious activity. In the evolving AI landscape, this cleaning process is being enhanced to incorporate AI-driven fraud detection, further strengthening its role in the Company's strategic shift.

Stock Sales

None.

Convertible Notes Issued

During the year ended December 31, 2025, the Company received $230,000 from issuance of convertible debt.

Litigation

The Company is not currently a party to any legal proceedings. From time to time, the Company may be subject to claims, disputes, demand letters, or other legal matters arising in the ordinary course of business; however, management does not believe that any such matters, whether currently asserted or previously threatened, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

Fiscal Year 2025 Results of Operations Compared with Fiscal Year 2024

For the years ended December 31, 2025 and 2024, the Company had total revenues of $2,248 and $444,529, respectively, and gross profits of $2,248 and $43,068, respectively. The Company’s volume of sales decreased in the year ended December 31, 2025 when compared to the year ended December 31, 2024 primarily due to a decrease in managed campaign activity. During the year ended December 31, 2025, the Company experienced a significant decline in revenues compared to prior periods. This decrease was primarily attributable to a deliberate shift in operational focus toward the continued development and completion of the Company’s integrated digital marketing platform, including enhancements related to data infrastructure and artificial intelligence capabilities. As a result, the Company allocated substantially more resources to product development and platform optimization, which temporarily reduced its emphasis on revenue-generating managed campaigns.

The Company has not discontinued its core business operations. Rather, this period reflects a strategic transition from early-stage commercialization to platform maturation. Management believes that completing and enhancing the platform—particularly through the integration of AI-driven capabilities—positions the Company to deliver more scalable, efficient, and competitive marketing solutions.

The Company expects to resume revenue-generating activities, including managed campaigns and platform-based services, as development efforts reach completion. While the methods of delivery and scope of services may evolve, management anticipates that future revenues will be generated from the same foundational business model, leveraging the Company’s existing data assets, customer targeting capabilities, and marketing infrastructure. In addition, the Company is exploring strategic partnerships and acquisitions, as disclosed in recent filings, that are expected to further enhance revenue opportunities by utilizing the Company’s platform as a core asset.

Cost of goods sold for the years ended December 31, 2025 and 2024 were $0 and $401,461, respectively. Cost of goods sold consists primarily of costs associated with outsourcing certain campaign activities. The decrease in cost of goods sold for the year ended December 31, 2025 when compared to the year ended December 31, 2024 was primarily due to the corresponding decrease in revenues.

The Company’s operating expenses decreased from $927,749 for the year ended December 31, 2024 to $457,240 for the year ended December 31, 2025 due primarily to a decrease in personnel expenses due to employment agreements expiring on December 31, 2024.

Other expenses went from ($62,555) for the year ended December 31, 2024 to ($145,054) for the year ended December 31, 2025. The primary reason for the difference is the Company recorded a loss in the current period of $107,539 resulting from the change in fair value of derivative liability.

We had a net loss of $600,046 for the year ended December 31, 2025 compared to a net loss of $947,236 for the year ended December 31, 2024.  The net loss for the year ended December 31, 2025 included a deemed contribution in the amount of $153,222. During the year ended December 31, 2025, 38,188 shares of Series D Preferred Shares were converted into 38,187,500 shares of common stock issued from treasury. The deemed contribution of $153,222 was difference between the value of treasury shares of $972,181 and value of preferred stock at $818,959. The primary reason for the decrease in net loss was related to the decrease in operating expenses which was primarily a result of employment agreements expiring on December 31, 2024.

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

Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(265,041)	$(212,495)
Net cash provided by (used in) investing activities	10,643	(87,817)
Net cash provided by financing activities	236,959	154,705
Net change in cash and cash equivalents	(17,439)	(145,607)
Cash and cash equivalents at beginning of period	22,128	167,735
Cash and cash equivalent at end of period	$4,689	$22,128

Net cash used in operating activities for the year ended December 31, 2025 was $265,041 compared to $212,495 for the year ended December 31, 2024. This difference primarily related to a decrease in net loss of $347,190 reconciled with an aggregate increase of $104,036 related to non-cash items and an aggregate decrease in the changes in operating assets and liabilities of $503,772. The decreased net loss was primarily a result of reduced personnel costs and consulting fees

During the year ended December 31, 2025, net cash provided by investing activities was $10,643 compared to ($87,817) used in investing activities during the year ended December 31, 2024. This difference related to less expenditures in the current period for capitalized software versus the prior period, offset by proceeds from the sale of an investment in the amount of $46,370 in the current period. During the year ended December 31, 2025, our financing activities provided cash of $236,959 compared to $154,705 during the years ended December 31, 2024. The cash provided in the current period related to proceeds from the issuance of convertible notes payable in the amount of $230,000 and $6,959 in proceeds from the issuance of notes payable. The cash provided in the prior period related to proceeds from the issuance of convertible notes payable in the amount of $154,705.

Item 8. Financial Statements and Supplementary Data

TOTALIGENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Totaligent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Totaligent, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has negative working capital and has sustained operating losses since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, the Company has embedded derivatives associated with certain convertible debt agreements. The Company estimates and records the fair value of the derivative liability using the Monte Carlo Simulation Model on the date of issuance and revalues the derivative liability at the end of each reporting period.

We identified the Company’s valuation of the derivative liability as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

Audit procedures we performed to address these critical audit matters included the following:

-

Evaluated the Company’s methodology for remeasuring the derivative liability, including the continued use of a Monte Carlo Simulation Model, and determined whether the approach remained appropriate based on current-period facts and market conditions.

-

Tested the significant assumptions used in the Monte Carlo model, including volatility, risk‑free rate, and stock‑price inputs, by comparing them to observable market data and evaluating whether they reflected market‑participant assumptions. Management’s assumption for the expected term to conversion was unobservable and based on their best estimate of when the debt holder would likely convert. We evaluated qualitative factors that management used in estimating the expected term to determine whether they were plausible.

We have served as the Company’s auditor since 2025.

Astra Audit & Advisory, LLC

Tampa, Florida

April 3, 2026

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

Current assets
Cash	$4,689	$22,128
Prepaid expenses	5,007	6,452
Total current assets	9,696	28,580

Property and equipment, net	33,053	66,354
Capitalized software	163,718	127,991
Total assets	$206,467	$222,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$7,000
Accrued compensation	996,198	988,697
Accrued interest	190,648	125,090
Convertible notes payable	911,335	681,335
Notes payable	6,959	-
Derivative liability	265,594	158,055
Total current liabilities	2,370,734	1,960,177

Total liabilities	2,370,734	1,960,177

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued and outstanding – 576,562 and 713,750 shares at December 31, 2025 and 2024, respectively	5,766	7,138
Common stock, $0.001 par value; authorized – 500,000,000 shares; 213,601,313 shares issued and 211,101,313 and 172,913,813 outstanding as of December 31, 2025 and 2024, respectively	213,601	211,101
Shares to be issued	8,663	5,476
Additional paid-in capital	168,334	818,577
Accumulated deficit	(2,560,631)	(1,807,363)
Treasury stock, 0 and 38,187,500 outstanding	-	(972,181)
Total stockholders' deficit	(2,164,267)	(1,737,252)
Total liabilities and stockholders' deficit	$206,467	$222,925

 The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Revenue	$2,248	$444,529

Cost of revenue	-	401,461

Gross profit	2,248	43,068

Operating expenses:
Consulting expenses	138,031	352,905
Personnel expenses	100,650	378,000
Professional fees	95,678	68,250
General and administrative	122,881	128,594
Total operating expenses	457,240	927,749

Net operating loss	(454,992)	(884,681)

Other income (expense)
Interest expense	(65,558)	(47,215)
Amortization of debt discount	-	(6,467)
Gain (loss) on change in fair value of derivative liability	(107,539)	(8,873)
Gain on change in fair value of securities	27,200	-
Other income	19,170	-
Loss on disposal of assets	(18,327)	-
Total other income (expense)	(145,054)	(62,555)

Loss before income taxes	(600,046)	(947,236)

Provision for income tax	-	-

Net loss	$(600,046)	$(947,236)

Deemed contribution	(153,222)	-
Net loss applicable to common shareholders	$(753,268)	$(947,236)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	211,238,299	211,101,313

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance - December 31, 2023	603,750	$6,038	211,101,313	$211,101	5,486,967	$5,486	$699,667	$(860,127)	38,187,500	$(972,181)	$(910,016)

Series D Preferred Stock issued for services	110,000	1,100	-	-	(110,000)	(10)	118,910	-	-	-	120,000

Net loss	-	-	-	-	-	-	-	(947,236)	-	-	(947,236)

Balance December 31, 2024	713,750	7,138	211,101,313	211,101	5,376,967	5,476	818,577	(1,807,363)	38,187,500	(972,181)	(1,737,252)

Conversion of Series D Preferred Stock into Common Stock	(38,188)	(382)	-	-	-	-	(818,577)	(153,222)	(38,187,500)	972,181	-

Cancellation of Series D Preferred Stock	(99,000)	(990)	-	-	-	-	990	-	-	-	-

Series D Preferred Stock issued for services	-	-	-	-	2,000	2	39,998	-	-	-	40,000

Common Stock issued for services	-	-	-	-	3,184,357	3,185	92,346	-	-	-	95,531

Common stock issued for commitment fees	-	-	2,500,000	2,500	-	-	35,000	-	-	-	37,500

Net loss	-	-	-	-	-	-	-	(600,046)	-	-	(600,046)

Balance December 31, 2025	576,562	$5,766	213,601,313	$213,601	8,563,324	$8,663	$168,334	$(2,560,631)	-	$-	$(2,164,267)

The accompanying notes are an integral part of these consolidated financial statements.

TOTALIGENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(600,046)	$(947,236)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,974	28,125
Common stock issued as commitment fees	37,500	-
Stock issued for services	135,531	120,000
Loss on change in fair value of derivative liabilities	107,539	8,873
Gain on change in fair value of securities	(27,200)	-
Other income	(19,170)	-
Loss on disposal of assets	18,327	-
Amortization of debt discount	-	6,467
Changes in Operating Assets and Liabilities:
Prepaid expense	1,445	183,760
Accounts payable	(7,000)	7,000
Accrued compensation	7,501	333,302
Accrued interest	65,558	47,214
Net cash used in operating activities	(265,041)	(212,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for capitalized software	(35,727)	(87,817)
Proceeds from sale of investment	46,370	-
Net cash provided by (used in) investing activities	10,643	(87,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	230,000	154,705
Proceeds from issuance of notes payable	6,959	-
Net cash provided by financing activities	236,959	154,705

Net Decrease in Cash	(17,439)	(145,607)

Cash - Beginning of the Period	22,128	167,735

Cash - End of the Period	$4,689	$22,128

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Deemed contribution	$153,222	$-

The accompanying notes are an integral part of these consolidated financial statements.

 TOTALIGENT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company’s common stock was traded under the symbol “LTMP” on the OTCQB through May 20, 2018, on the OTCID marketplace thereafter, and trades under the symbol “TGNT” as of August 1, 2022.

Recently, Totaligent has undergone a strategic shift driven by the accelerated adoption of artificial intelligence (AI) across the digital marketing landscape. While the standalone value of our platform as a third-party SaaS product has diminished in this AI-saturated environment, our robust data assets and underlying technology remain highly valuable. In response, we are evolving our focus to integrate AI capabilities more deeply, targeting acquisitions of AI companies and AI-enabled businesses that can leverage our platform and data for enhanced synergies—including those outside digital marketing, such as in the AI-enabled biotech space. Additionally, we are exploring a re-entry into the cryptocurrency mining space, with a specific emphasis on privacy-focused cryptocurrency, to diversify our operations and capitalize on emerging opportunities in decentralized technologies.

2. Summary of significant accounting policies

Basis of presentation

This summary of significant accounting policies is presented to assist in the understanding of the consolidated financial statements. These policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied. The Company has selected December 31 as its financial year end.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the years ended December 31, 2025, the Company had a net loss of $600,046, had $2,361,038 in negative working capital, accumulated deficit of $2,560,631 and stockholders’ deficit of $2,164,267. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At December 31, 2025, the Company had cash of $4,689. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

The development and expansion of the Company’s business in 2026 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2025 and 2024, the Company’s cash balances totaled $4,689 and $22,128, respectively.

Investment in Marketable Securities

The Company’s investment in marketable securities consists primarily of corporate equities with a quoted market price that are classified as trading securities. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period. On October 14, 2025, the Company sold its investment in marketable securities. As of December 31, 2025 and 2024, the balance of investment in marketable securities was $0.

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

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of December 31, 2025 and 2024, the Company has a derivative liability of $265,594 and $158,055, respectively.

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

Finite-lived Intangible Assets

The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis over three years. As of December 31, 2025, the Company’s software is in public beta stage. Once the software goes live, the Company will begin amortizing the software development costs.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment and capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2025 and 2024, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at December 31, 2025 and 2024, contained a significant financing component or variable consideration terms.

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

Advertising Costs

The Company expenses advertising costs when advertisements occur. During the years ended December 31, 2025 and 2024, the Company recorded $4,292 and $705 in advertising, respectively. Advertising expenses are included in general and administrative expenses in the consolidated statements of operations.

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2025	2024

Convertible notes payable	88,014,642	35,592,281
Preferred stock	576,562,000	713,750,000
Total	664,576,642	749,342,281

As of December 31, 2025 and 2024, the number of outstanding common stock plus common stock equivalents is greater than the authorized shares. However, as of December 31, 2025 and 2024, the CEO has enough voting control to increase the number of authorized shares without a full shareholder vote, and is willing to do so if needed.

Segment Reporting

The Company has determined that it has one reportable segment, which includes managing branding and awareness campaigns to publicly traded companies and political candidates. The single segment was identified based on how the Chief Operating Decision Maker, who was determined to be the Chief Executive Officer, manages and evaluates performance and allocates resources.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company adopted this guidance on January 1, 2024. The Company does not expect this pronouncement to have a material impact on its financial condition or results of operations for the year ended as of December 31, 2025 or on a going forward basis.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. , and early adoption permitted. The Company adopted this guidance on January 1, 2024. The Company does not expect this pronouncement to have a material impact on its financial condition or results of operations for the year ended as of December 31, 2025 or on a going forward basis.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options: Induced Conversion of Convertible Debt Instruments (Subtopic 470-20), which clarifies accounting for induced conversions of convertible debt, specifically when issuers offer "sweeteners" to prompt early conversion. It requires that for induced conversion accounting to apply, the instrument must have a substantive conversion feature and the offer must preserve the form and amount of consideration, even if settled in cash or hybrid forms. This standard is effective for annual periods beginning after December 15, 2025, and early adoption permitted. The Company is currently analyzing if this will have a material impact on its financial statements.

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

The value of these marketable securities at December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Cost	$19,170	$-
Gross realized gain	27,200	-
Proceeds from sale of marketable securities	(46,370)	-
Fair value	$-	$-

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. The Company has reflected $27,200 in realized gains and has reported these securities as realized gain on change in fair value of securities in the consolidated statements of operations during the years ended December 31, 2025. There were no realized or unrealized gains on marketable securities in the years ended December 31, 2024. On October 14, 2025, the Company sold the investment for $46,370.

4. Property and equipment

Property and equipment as of December 31, 2025 and 2024, are summarized as follows:

	December 31,	December 31,
	2025	2024
Computer equipment	$75,000	$71,335
Computer server	19,751	22,551
Mining equipment	-	54,325
	94,751	148,211
Less: Accumulated depreciation	(61,698)	(81,857)
Property and equipment - net	$33,053	$66,354

For the years ended December 31, 2025 and 2024, the Company recorded $14,974 and $28,125 in depreciation expense, respectively.

During the year ended December 31, 2025, the Company disposed of its remaining mining equipment in the amount of $54,325. As a result of the disposal, the Company recorded a loss on disposal of fixed assets in the amount of $18,327.

5. Intangible assets

Intangible assets consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Software development costs	$163,718	$127,991
Less: Accumulated amortization	-	-
Intangible assets - net	$163,718	$127,991

As of December 31, 2025, the Company’s software is in public beta stage. Once the software goes live, the Company will begin amortizing the software development costs.

6. Convertible notes payable

The following table details the Company’s convertible notes payable as of December 31, 2025 and 2024, respectively:

			Original			Principal Balance as of
		Date of Note	Principal		Interest	December 31,	December 31,
Ref No.		Issuance	Balance	Maturity Date	Rate %	2025	2024
1	*/***	6/16/2021	$20,000	12/16/2022	10	$20,000	$20,000
2	*/***	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*/***	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*/***	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*/***	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*/***	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*/***	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*/***	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*/***	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**/***	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**/***	9/29/2023	80,000	6/29/2024	6	80,000	80,000
12	**/***	10/1/2023	10,000	3/31/2024	6	10,000	10,000
13	*/***	10/13/2023	19,750	4/13/2024	10	19,750	19,750
14	**/***	8/7/2024	30,000	2/7/2025	6	30,000	30,000
15	**/***	8/26/2024	30,000	2/26/2025	6	30,000	30,000
16	**/***	10/29/2024	7,000	4/29/2025	6	7,000	7,000
17	**/***	11/27/2024	25,000	5/27/2025	6	25,000	25,000
18	**/***	12/2/2024	25,000	6/2/2025	6	25,000	25,000
19	**/***	12/9/2024	25,000	6/9/2025	6	25,000	25,000
20	**/***	12/18/2024	18,505	6/18/2025	6	18,505	18,505
21	**/***	2/18/2025	30,000	8/18/2025	6	30,000	-
22	**/***	3/28/2025	100,000	8/18/2025	6	100,000	-
23	**/***	4/1/2025	100,000	10/1/2025	6	100,000	-
		Total				$911,335	$681,335

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of December 31, 2025.

Holders of these convertible notes payable may not convert a note into common stock if doing so would result in the debt holder (together with its affiliates) beneficially owning more than 4.99% of the Company’s outstanding common stock.

Accounting considerations for notes with variable conversion prices

The Company evaluated the notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option. The conversion option is not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

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

During the years ended December 31, 2025 and 2024, the Company recorded $65,541 and $47,215 in interest expense, respectively, related to the convertible notes.

7. Notes payable

The following table details the Company’s notes payable as of December 31, 2025 and 2024, respectively:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	December 31,	December 31,
Ref No.	Issuance	Balance	Maturity Date	Rate %	2025	2024
1	12/22/2025	$5,000	06/22/2026	10	$5,000	$-
2	12/24/2025	1,959	06/24/2026	10	1,959	-
	Total				$6,959	$-

 During the years ended December 31, 2025 and 2024, the Company recorded $17 and $0 in interest expense, respectively, related to the notes.

8. Derivative liabilities

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2025 and 2024 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	27,453,485	$265,594
Total	27,453,485	$265,594

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	35,592,281	$158,055
Total	35,592,281	$158,055

The following table summarizes the effects on the Company’s loss associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended December 31, 2025 and 2024:

	For the years ended
	December 31, 2025	December 31, 2024
Embedded derivatives	$(107,539)	$(8,873)
Loss on issuance of derivative	—	—
Total loss	$(107,539)	$(8,873)

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

	Inception Date	December 31, 2024	December 31, 2025
Quoted market price on valuation date	$0.014 - 0.045	$0.015	$0.020
Effective contractual conversion rates	$0.0118 – 0.0366	$0.012	$0.018
Contractual term to maturity	0.5 Years	0.25 Years	0.75 Years
Market volatility:
Volatility	200.36%-332.78%	86.07%-169.31%	122.75%-209.58%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of December 31, 2025 and 2024:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Balances at beginning of period	$158,055	$149,182
Issuances:
Embedded derivatives	-	-
Conversions/extinguishments	-	-
Changes in fair value inputs and assumptions reflected in income	107,539	8,873
Balances at end of period	$265,594	$158,055

9. Commitments and contingencies

Legal contingencies

From time to time, the Company may be subject to claims, disputes, demand letters, or other legal matters arising in the ordinary course of business; however, management does not believe that any such matters, whether currently asserted or previously threatened, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations. As of December 31, 2025, the Company was not subject to any threatened or pending legal actions or claims.

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

As consideration for these services, the Company agreed to issue to the Consultant five million (5,000,000) shares of restricted common stock of the Company, deliverable on March 9, 2026. The shares were valued at $150,000, or $0.03 per share. As of December 31, 2025, the consultant has earned 3,184,358 shares. During the year ended December 31, 2025, the Company recorded $95,530 in stock issuable for services related to this agreement.

10. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. The Company has 1,000,000 shares authorized for Series D Preferred Stock. As of December 31, 2025 and 2024, the Company had issued 576,562 and 713,750 shares of Series D Convertible Preferred Stock, respectively. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. The Preferred Stock shall be treated pari passu with the Common Stock except that the dividend on each share of Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the Conversion Rate, which is 1,000 shares of Common Stock for each share of Preferred Stock. The Preferred Stock is not entitled to a liquidation preference.

Common Stock

As of December 31, 2025 and 2024, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of December 31, 2025, the Company had 213,601,313 shares issued and outstanding. As of December 31, 2024, the Company had 211,101,313 shares of common stock issued, and 172,913,813 of common stock outstanding.

As of December 31, 2025, the Company had 213,601,313 common shares outstanding and 664,576,642 common stock equivalents related to convertible notes payable and convertible preferred stock. As of December 31, 2025 and 2024, the number of outstanding common stock plus common stock equivalents is greater than the authorized shares. However, as of December 31, 2025 and 2024, the CEO has enough voting control to increase the number of authorized shares without a full shareholder vote, and is willing to do so if needed.

Shares to be issued

As of December 31, 2025 and 2024, the Company had 8,563,324 and 5,376,967 in shares to be issued, respectively. The 8,563,324 shares to be issued as of December 31, 2025, consist of the following:

	December 31,	December 31,
	2025	2024
Sale of common stock	5,376,967	5,376,967
Series D Preferred Stock owed for services	2,000	-
Common stock owed for services	3,184,357	-
Balances at end of period	8,563,324	5,376,967

Treasury Stock

In 2021, CSES Group, Inc., which owns all rights, title and interest in Totaligent’s refrigerant technology, was spun out in exchange for the cancellation of an aggregate of 54,422,903 shares of Totaligent Common Stock (the “Cancelled Shares”) held by former Totaligent management and shareholders. These shares were returned to the treasury. During the year ended December 31, 2023, the Company issued 14,062,500 shares from the treasury in connection with the conversion of 11,250 shares of Series D Preferred stock. The shares were valued at $196,875, resulting in an offset to paid in capital in the amount of $196,763. During the year ended December 31, 2025, the Company issued the remaining 38,187,500 shares from the treasury in connection with the conversion of 38,188 shares of Series D Preferred stock. The shares were valued at $972,181, resulting in an offset between paid in capital in the amount of $818,577 and accumulated deficit in the amount of $153,222. The amount recorded in accumulated deficit was the difference between $972,181 and the additional paid in capital balance prior to the conversion of $818,577.

11. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the years ending December 31, 2025 and 2024 as they incurred tax losses during both of these periods.

When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company has provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods. The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the years ended December 31, 2025 and 2024 as defined under ASC 740, "Accounting for Income Taxes."

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended
	December 31, 2025	December 31, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	5%	5%
Change in valuation allowance	(26%)	(26%)
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Years Ended
	December 31, 2025	December 31, 2024

Tax credit (expense) at statutory rate (26%)	$156,011	$246,281
Increase in valuation allowance	(156,011)	(246,281)
Net deferred income tax asset	$—	$—

At December 31, 2025 and 2024, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2025	2024

Net operating loss carry-forward	$665,764	$469,914
Valuation allowance	(665,764)	(469,914)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2025 and 2024, the Company had a federal net operating loss carryforward of approximately $2,560,631 and $1,807,363, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company. The Company has filed tax returns through the 2024 year end.

12. Subsequent events

None.

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

At December 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Brian Heckathorne our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at December 31, 2025, our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses.

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

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Brian Heckathorne , our Director, of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework  in Internal Control-Integrated Framework 2013. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this annual report.

32

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Totaligent, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Edward C. DeFeudis	51	Chairman of the Board and CEO

Brendan Battles	53	Director of Data Management

Brian Heckathorne	46	Director

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

Director Independence; Standing Committees

The Company’s common stock is traded on OTCID under the symbol “TGNT.” The OTC Markets trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter- dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Item 11. Executive Compensation.

For the years ended December 31, 2025 and 2024, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended December 31, 2025 and 2024 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. DeFeudis (1)	2025	$-	-	-	-	-	-	-	$-
	2024	$180,000	-	-	-	-	-	-	$180,000

(1)

The majority of this salary has been accruing and can be can be exchanged for the issuance of common shares at a price of the lessor of a 30% discount to the 10-day volume weighted average price (VWAP) of the Company or $0.02 per share.

Director Compensation

The following table shows information regarding the compensation earned during the years ended December 31, 2025, and 2024 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. DeFeudis	2025	$-	-	-	-	-	-	-	$-
Director	2024	-	-	-	-	-	-	-	$-

Brian Heckathorne	2025	$-	-	-	-	-	-	-	$-
Director

Ben Hansel	2025	$-	-	-	-	-	-	-	$-
Director	2024	$-	-	-	-	-	-	-	$-

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

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended December 31, 2025, or held any outstanding stock options as of December 31, 2025.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of December 31, 2025, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the directors and executive officers of the Company.

•	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of December 31, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series D Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock	Number of Series D Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Name of Beneficial Owner
Edward C. DeFeudis	11,000,000	125,000	136,000,000	17.51%
Spider Investments, LLC (1)	2,276,086	-	2,276,086	0.29%
Brian Heckathorne	11,000,000	139,000	150,000,000	19.31%
BBB Group, Inc. (2)	11,000,000	139,000	150,000,000	19.31%
30103 South Lake Falls Lane Trust (3)	-	67,500	67,500,000	8.69%
All directors and executive officers as a group (three persons)	35,276,086	403,000	438,276,086	47.74%

Total shares	35,276,086	470,500	505,776,086	56.42%

(1)	Edward C. DeFeudis has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.
(2)	Brendan Battles is the Director of Data Management, has control and dispositive power over BBB Group, Inc. and is the beneficial owner of BBB Group, Inc.
(3)	Noreen Bingham is the beneficial owner of 30103 South Lake Falls Lane Trust.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Astra Audit & Advisory, LLC, for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

	Fiscal Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$52,540	$49,020
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$52,540	$49,020

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory, LLC (“Astra”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended December 31, 2025 and 2024. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on October 15, 2013).

3.2	Certificate of Amendment: Name change, effective August 1, 2022.

3.3	Certificate of Designation of Series D Preferred shares effective April 19, 2021.

3.4	Bylaws

10.2	Employment Agreement for Edward C. DeFeudis dated January 1, 2022.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 10-12G/A filed on May 1, 2014).

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

Item 16. Form 10K Summary

Not applicable

SIGNATURES

The Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTALIGENT, INC.

Date: April 3, 2026	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis
Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

This report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 3, 2026.

By:	/s/ Edward C. DeFeudis	By:	/s/ Brian Heckathorne
	Edward C. DeFeudis		Brian Heckathorne
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

