Form 10-Q
period 2026-03-31
Totaligent, Inc.
filed 2026-05-15
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 15, 2026, the registrant had 362,413,313 outstanding shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TOTALIGENT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2026

4

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets
Cash	$467	$4,689
Prepaid expenses	3,151	5,007
Total current assets	3,618	9,696

Property and equipment, net	31,393	33,053
Capitalized software	169,764	163,718
Total assets	$204,775	$206,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,982	$-
Accrued compensation	996,198	996,198
Accrued interest	208,112	190,648
Due to related party	900	-
Convertible notes payable, in default	911,335	911,335
Notes payable	46,029	6,959
Derivative liability	250,107	265,594
Total current liabilities	2,422,663	2,370,734

Total liabilities	2,422,663	2,370,734

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares; issued and outstanding – 576,562 shares	5,766	5,766
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding - 213,601,313	213,601	213,601
Shares to be issued	10,479	8,663
Additional paid-in capital	220,987	168,334
Accumulated deficit	(2,668,721)	(2,560,631)
Total stockholders' deficit	(2,217,888)	(2,164,267)
Total liabilities and stockholders' deficit	$204,775	$206,467

The accompanying notes are an integral part of these unaudited consolidated financial statements

F- 1

TOTALIGENT, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	March 31,
	2026	2025

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Consulting expenses	59,469	5,536
Professional fees	26,250	35,040
General and administrative	20,394	37,447
Total operating expenses	106,113	78,023

Net operating loss	(106,113)	(78,023)

Other income (expense)
Interest expense	(17,464)	(13,792)
Gain (loss) on change in fair value of derivative liability	15,487	(55,336)
Loss on disposal of assets	-	(18,327)
Total other expenses, net	(1,977)	(87,455)

Loss before income taxes	(108,090)	(165,478)

Provision for income tax	-	-

Net loss	(108,090)	(165,478)

Deemed contribution	-	(153,222)

Net loss available to common shareholders	$(108,090)	$(318,700)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	213,601,313	211,101,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

F- 2

TOTALIGENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026 UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	576,562	$5,766	213,601,313	$213,601	8,563,324	$8,663	$168,334	$(2,560,631)	$(2,164,267)

Common stock to be issued for services	-	-	-	-	1,815,642	1,816	52,653	-	54,469

Net loss	-	-	-	-	-	-	-	(108,090)	(108,090)

Balance March 31, 2026	576,562	$5,766	213,601,313	$213,601	10,378,966	$10,479	$220,987	$(2,668,721)	$(2,217,888)

The accompanying notes are an integral part of these unaudited consolidated financial statements

F- 3

TOTALIGENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025 UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance December 31, 2024	713,750	$7,138	211,101,313	$211,101	5,376,967	$5,476	$818,577	$(1,807,363)	38,187,500	$(972,181)	$(1,737,252)

Conversion of Series D Preferred Stock into Common Stock	(38,188)	(382)	-	-	-	-	(818,577)	(153,222)	(38,187,500)	972,181	-

Cancellation of Series D Preferred Stock	(99,000)	(990)	-	-	-	-	990	-	-	-	-

Net loss	-	-	-	-	-	-	-	(165,478)	-	-	(165,478)

Balance March 31, 2025	576,562	$5,766	211,101,313	$211,101	5,376,967	$5,476	$990	$(2,126,063)	-	$-	$(1,902,730)

The accompanying notes are an integral part of these unaudited consolidated financial statements

F- 4

TOTALIGENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	For the Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,090)	$(165,478)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,660	6,152
Stock to be issued for services	54,469	-
(Gain) loss on change in fair value of derivative liability	(15,487)	55,336
Loss on disposal of assets	-	18,327
Changes in Operating Assets and Liabilities:
Prepaid expenses	1,856	3,955
Accounts payable	9,982	(7,000)
Accrued interest	17,464	13,790
Net change in operating activities	(38,146)	(74,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for capitalized software	(6,046)	(8,434)
Net change in investing activities	(6,046)	(8,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	230,000
Proceeds from issuance of notes payable	39,070	-
Advances received from related parties	900	-
Net change in financing activities	39,970	230,000

Net (Decrease) Increase in Cash	(4,222)	146,648

Cash - Beginning of the Period	4,689	22,128

Cash - End of the Period	$467	$168,776

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

F- 5

TOTALIGENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

Recently, Totaligent has undergone a strategic shift driven by the accelerated adoption of artificial intelligence (AI) across the digital marketing landscape. While the standalone value of our platform as a third-party SaaS product has diminished in this AI-saturated environment, our robust data assets and underlying technology remain highly valuable. In response, the Company is evolving its focus to integrate AI capabilities more deeply, targeting acquisitions of AI companies and AI-enabled businesses that can leverage the Company’s platform and data for enhanced synergies—including those outside digital marketing, such as in the AI-enabled biotech space. Additionally, the Company is exploring a re-entry into the cryptocurrency mining space, with a specific emphasis on privacy-focused cryptocurrency, to diversify our operations and capitalize on emerging opportunities in decentralized technologies.

2. Summary of significant accounting policies

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Digi have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2026 and 2025. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2025. The results of operations of any interim period are not necessarily indicative of the results for the full year. The year end is December 31. The unaudited consolidated financial statements include the accounts of Totaligent and Digi. Digi is a wholly owned subsidiary of Totaligent. All significant intercompany balances and transactions have been eliminated.

F- 6

Going concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2026, the Company had a net loss of $108,090, had $2,419,045 in negative working capital, accumulated deficit of $2,668,721 and stockholders’ deficit of $2,217,888. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At March 31, 2026, the Company had cash of $467. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company’s cash balances totaled $467 and $4,689, respectively.

F- 7

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

F- 8

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of March 31, 2026 and December 31, 2025, the Company has a derivative liability of $250,107 and $265,594, respectively.

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

Capitalized Software

The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis over three years. As of March 31, 2026, the Company’s software is in public beta stage. Once the software goes live, the Company will begin amortizing the software development costs.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment and capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the unaudited consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of March 31, 2026 and December 31, 2025, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

F- 9

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

F- 10

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

Advertising Costs

The Company expenses advertising costs when advertisements occur. During the three months ended March 31, 2026 and 2025, the Company recorded $0 and $1,500 in advertising, respectively. Advertising expenses are included in general and administrative expenses in the unaudited consolidated statements of operations.

Stock-based compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse. During the three months ended March 31, 2026, the Company recorded $54,469 in stock-based compensation expense related to common stock issuable for consulting services. There was no stock-based compensation expense recorded for the three months ended March 31, 2025.

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

F- 11

The following potential common shares were excluded from the calculation of diluted net loss per share available to common stockholders because their effect would have been antidilutive:

	Three months ended March 31,
	2026	2025

Convertible notes payable	91,594,322	79,545,798
Preferred stock	576,562,000	576,562,000
Total	668,156,322	656,107,798

As of March 31, 2026 and 2025, the number of outstanding common stock plus common stock equivalents is greater than the authorized shares. However, as of March 31, 2026 and 2025, the CEO has enough voting control to increase the number of authorized shares without a full shareholder vote, and is willing to do so if needed.

Segment Reporting

The Company has determined that it has one reportable segment, which includes managing branding and awareness campaigns to publicly traded companies and political candidates. The single segment was identified based on how the Chief Operating Decision Maker, who was determined to be the Chief Executive Officer, manages and evaluates performance and allocates resources.  The CEO manages and evaluates the measures via the items on the income statement.

Recently issued accounting pronouncements

In November 2024, the FASB (“Financial Accounting Standards Board”) issued ASU 2024-04, Debt with Conversion and Other Options: Induced Conversion of Convertible Debt Instruments (Subtopic 470-20), which clarifies accounting for induced conversions of convertible debt, specifically when issuers offer "sweeteners" to prompt early conversion. It requires that for induced conversion accounting to apply, the instrument must have a substantive conversion feature and the offer must preserve the form and amount of consideration, even if settled in cash or hybrid forms. This standard is effective for annual periods beginning after December 15, 2025, and early adoption permitted. The Company adopted this guidance on January 1, 2026. The Company has not had any conversions of debt but if and when the Company has a conversion, this standard will impact the way the Company accounts for conversions of debt.

F- 12

3. Property and equipment

Property and equipment as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31,	December 31,
	2026	2025
Computer equipment	$75,000	$75,000
Computer server	19,751	19,751
	94,751	94,751
Less: Accumulated depreciation	(63,358)	(61,698)
Property and equipment - net	$31,393	$33,053

For the three months ended March 31, 2026 and 2025, the Company recorded $1,660 and $6,152 in depreciation expense, respectively.

4. Capitalized software

Capitalized software consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Software development costs	$169,764	$163,718
Less: Accumulated amortization	-	-
Intangible assets - net	$169,764	$163,718

As of March 31, 2026, the Company’s software is in public beta stage. Once the software goes live, the Company will begin amortizing the software development costs.

F- 13

5. Convertible notes payable

The following table details the Company’s convertible notes payable as of March 31, 2026 and December 31, 2025, respectively:

			Original			Principal Balance as of
		Date of Note	Principal		Interest	March 31,	December 31,
Ref No.		Issuance	Balance	Maturity Date	Rate %	2026	2025
1	*/***	6/16/2021	$20,000	12/16/2022	10	$20,000	$20,000
2	*/***	6/17/2021	50,000	12/17/2021	10	50,000	50,000
3	*/***	6/18/2021	50,000	12/18/2021	10	50,000	50,000
4	*/***	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*/***	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*/***	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*/***	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*/***	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*/***	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**/***	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**/***	9/29/2023	80,000	6/29/2024	6	80,000	80,000
12	**/***	10/1/2023	10,000	3/31/2024	6	10,000	10,000
13	*/***	10/13/2023	19,750	4/13/2024	10	19,750	19,750
14	**/***	8/7/2024	30,000	2/7/2025	6	30,000	30,000
15	**/***	8/26/2024	30,000	2/26/2025	6	30,000	30,000
16	**/***	10/29/2024	7,000	4/29/2025	6	7,000	7,000
17	**/***	11/27/2024	25,000	5/27/2025	6	25,000	25,000
18	**/***	12/2/2024	25,000	6/2/2025	6	25,000	25,000
19	**/***	12/9/2024	25,000	6/9/2025	6	25,000	25,000
20	**/***	12/18/2024	18,505	6/18/2025	6	18,505	18,505
21	**/***	2/18/2025	30,000	8/18/2025	6	30,000	30,000
22	**/***	3/28/2025	100,000	8/18/2025	6	100,000	100,000
23	**/***	4/1/2025	100,000	10/1/2025	6	100,000	100,000
		Total				$911,335	$911,335

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of March 31, 2026.

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

F- 14

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

During the three months ended March 31, 2026 and 2025, the Company recorded $16,943 and $13,792 in interest expense, respectively, related to the convertible notes.

6. Notes payable

The following table details the Company’s notes payable as of March 31, 2026 and December 31, 2025, respectively:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	March 31,	December 31,
Ref No.	Issuance	Balance	Maturity Date	Rate %	2026	2025
1	12/22/2025	$5,000	06/22/2026	10	$5,000	$5,000
2	12/24/2025	1,959	06/24/2026	10	1,959	1,959
3	01/27/2026	1,400	07/27/2026	10	1,400	-
4	02/24/2026	17,000	08/24/2026	10	17,000	-
5	02/24/2026	15,000	08/24/2026	10	15,000	-
6	03/17/2026	3,671	09/17/2026	10	3,670	-
7	03/24/2026	2,000	09/24/2026	10	2,000	-
	Total				$46,029	$6,959

 During the three months ended March 31, 2026 and 2025, the Company recorded $521 and $0 in interest expense, respectively, related to the notes.

7. Derivative liabilities

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2026 and  December 31, 2025 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	30,203,925	$250,107
Total	30,203,925	$250,107

F- 15

	December 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	27,453,485	$265,594
Total	27,453,485	$265,594

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Embedded derivatives	$15,487	$(55,336)
Loss on issuance of derivative	—	—
Total (gain) loss	$15,487	$(55,336)

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

	Inception Date	December 31, 2025	March 31, 2026
Quoted market price on valuation date	$ 0.014 - 0.045	$0.020	$0.018
Effective contractual conversion rates	$ 0.0118 – 0.0366	$0.018	$0.017
Contractual term to maturity	0.5 Years	0.75 Years	0.50 Years
Market volatility:
Volatility	200.36%-332.78%	122.75%-209.58%	162.51%-249.23%
Risk-adjusted interest rate	10%	10%	10%

F- 16

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of March 31, 2026 and December 31, 2025:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Balances at beginning of period	$265,594	$158,055
Issuances:
Embedded derivatives	-	-
Conversions/extinguishments	-	-
Changes in fair value inputs and assumptions reflected in income	(15,487)	107,539
Balances at end of period	$250,107	$265,594

8. Commitments and contingencies

Legal contingencies

From time to time, the Company may be subject to claims, disputes, demand letters, or other legal matters arising in the ordinary course of business; however, management does not believe that any such matters, whether currently asserted or previously threatened, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations. As of March 31, 2026, the Company was not subject to any threatened or pending legal actions or claims.

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

As consideration for these services, the Company agreed to issue to the Consultant five million (5,000,000) shares of restricted common stock of the Company, deliverable on March 9, 2026. The shares were valued at $150,000, or $0.03 per share. As of March 31, 2026, the consultant has earned the full 5,000,000 shares. During the three months ended March 31, 2026, the Company recorded $54,469 in stock issuable for services related to this agreement. The agreement was terminated on March 9, 2026.

F- 17

9. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. The Company has 1,000,000 shares authorized for Series D Preferred Stock. As of March 31, 2026 and December 31, 2025, the Company had issued 576,562 shares of Series D Convertible Preferred Stock. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. The Preferred Stock shall be treated pari passu with the Common Stock except that the dividend on each share of Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the Conversion Rate, which is 1,000 shares of Common Stock for each share of Preferred Stock. The Preferred Stock is not entitled to a liquidation preference.

Common Stock

As of March 31, 2026 and December 31, 2025, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, the Company had 213,601,313 shares issued and outstanding.

As of March 31, 2026, the Company had 213,601,313 common shares outstanding and 668,156,322 common stock equivalents related to convertible notes payable and convertible preferred stock. As of March 31, 2026 and December 31, 2025, the number of outstanding common stock plus common stock equivalents is greater than the authorized shares. However, as of March 31, 2026 and December 31, 2025, the CEO has enough voting control to increase the number of authorized shares without a full shareholder vote, and is willing to do so if needed.

Shares to be issued

As of March 31, 2026 and December 31, 2025, the Company had 10,378,966 and 8,563,324 in shares to be issued, respectively. The shares to be issued consist of the following:

	March 31,	December 31,
	2026	2025
Sale of common stock	5,376,967	5,376,967
Series D Preferred Stock owed for services	2,000	2,000
Common stock owed for services	4,999,999	3,184,357
Balances at end of period	10,378,966	8,563,324

F- 18

10. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods ending March 31, 2026 and December 31, 2025 as they incurred tax losses during both of these periods.

When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company has provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods. The Company has not taken a tax position that, if challenged, would have a material effect on the unaudited consolidated financial statements for the three months ended March 31, 2026 and 2025 as defined under ASC 740, "Accounting for Income Taxes."

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three months ended
	March 31, 2026	March 31, 2025
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	5%	5%
Change in valuation allowance	(26)%	(26)%
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three months ended
	March 31, 2026	March 31, 2025

Tax credit (expense) at statutory rate (26%)	$28,103	$41,370
Increase in valuation allowance	(28,103)	(41,370)
Net deferred income tax asset	$—	$—

At March 31, 2026 and December 31, 2025, the significant components of the deferred tax assets are summarized below:

	March 31,	December 31,
	2026	2025

Net operating loss carry-forward	$693,867	$665,764
Valuation allowance	(693,867)	(665,764)
Net deferred tax asset (liability)	$-	$-

F- 19

As of March 31, 2026 and December 31, 2025, the Company had a federal net operating loss carryforward of approximately $2,668,721 and $2,560,631. During the three months ended March 31, 2026, the change in valuation allowance amounted to $28,103. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the unaudited consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company. The Company has filed tax returns through the 2024 year end.

11. Related party transactions

During the three months ended March 31, 2026, the Company’s CEO provided an advance of $900 to the Company. The advance is due on demand and bears no interest. As of March 31, 2026, the balance of the advance is $900.

As of March 31, 2026 and December 31, 2025, the Company has an accrued compensation balance of $996,198. Of the $996,198 in accrued compensation, $829,698 is due to related parties who are current board members and/or an officer of the Company.

12. Subsequent events

On April 1, 2026, the Company issued a promissory note in the amount of $10,000. The note has a coupon rate of 10% and a 6 month term.

On April 6, 2026, the Company converted 148,812 Series D Convertible Preferred Stock into 148,812,000 common shares.

On April 8, 2026, the Company issued a promissory note in the amount of $1,229. The note has a coupon rate of 10% and a 6 month term.

On April 27, 2026, the Company entered into Accrued Salary Reduction Agreements with three employees, pursuant to which the employees forgave $580,786 in accrued compensation owed by the Company, thereby reducing the Company’s outstanding liabilities. However, these agreements are contingent upon the closing of the Aethereum acquisition.

On May 5, 2026, the Company issued a promissory note in the amount of $15,000. The note has a coupon rate of 10% and a 6 month term.

On May 6, 2026, the Company extended the closing of the Aethereum acquisition and GloMed joint venture to May 22, 2026.

F- 20

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended December 31, 2025. The unaudited consolidated statements of operations for the three months ended March 31, 2026 and 2025 are compared in the sections below.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the three months ended March 31, 2026. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a December 31 fiscal year end.

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

None.

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

Three Months Ended March 31, 2026 Results of Operations Compared with Three Months Ended March 31, 2025

For the three months ended March 31, 2026 and 2025, the Company had no revenues. The Company has generated revenue in the past. However, beginning in 2025, the Company took a deliberate shift in operational focus toward the continued development and completion of the Company’s integrated digital marketing platform, including enhancements related to data infrastructure and artificial intelligence capabilities. As a result, the Company allocated substantially more resources to product development and platform optimization, which temporarily reduced its emphasis on revenue-generating managed campaigns.

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

The Company’s operating expenses increased from $78,023 for the three months ended March 31, 2025 to $106,113 for the three months ended March 31, 2026. The Company’s consulting expenses increased $53,933 primarily due to stock issued for services totaling $54,469. The Company’s professional fees decreased by $8,790 due to less accounting fees. The Company’s general and administrative expenses decreased by $17,053 primarily due to lower software expenses due to operational shift.

Other expenses went from ($87,455) for the three months ended March 31, 2025 to ($1,977) for the three months ended March 31, 2026. For the three months ended March 31, 2026 the Company had a gain on change in fair value of derivative liability in the amount of $15,487 versus a loss in the amount of $55,336 for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company had interest expense in the amount of $17,464 versus $13,792 for the three months ended March 31, 2025 due to increased debt in the current period. For the three months ended March 31, 2025, the Company recorded a loss on disposal of assets in the amount of $18,327 versus $0 for the current period.

The Company had a net loss of $108,090 for the three months ended March 31, 2026 compared to a net loss of $165,478 for the three months ended March 31, 2025.  The decreased net loss of $57,388 is attributable to an increase in operating expenses in the amount of $28,090 offset by a decrease of $85,478 in other expenses.

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

Material Cash Requirements

Our material short-term cash requirements include capital, operating expenditures, software development payments and other working capital needs. We believe that material cash requirements for operating expenditures may range from $100,000 per month to $200,000 per month during the twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(38,146)	$(74,918)
Net cash used in investing activities	(6,046)	(8,434)
Net cash provided by financing activities	39,970	230,000
Net change in cash and cash equivalents	(4,222)	146,648
Cash and cash equivalents at beginning of period	4,689	22,128
Cash and cash equivalents at end of period	$467	$168,776

Net cash used in operating activities for the three months March 31, 2026 was $38,146 compared to $74,918 for the three months March 31, 2025. This difference was primarily a result of reduced operating expenses, with the exception of consulting fees, which were paid in common stock.

During the three months March 31, 2026, net cash used in investing activities was $6,046 compared to $8,434 used in investing activities during the three months March 31, 2025. This difference related to less expenditures in the current period for capitalized software versus the prior period. During the three months March 31, 2026, our financing activities provided cash of $39,970 compared to $230,000 during the three months ended March 31, 2025. The cash provided in the current period related to proceeds from the issuance of notes payable in the amount of $39,070 and $900 in advances from related parties. The cash provided in the prior period related to proceeds from the issuance of convertible notes payable in the amount of $230,000.

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

At March 31, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Brian Heckathorne our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at March 31, 2026, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Brian Heckathorne, our Director, of the effectiveness of our internal control over financial reporting as of March 31, 2026. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework in Internal Control-Integrated Framework 2013. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim unaudited consolidated financial statements will not be prevented or detected on a timely basis.

This interim report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this interim report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended March 31, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

TOTALIGENT, INC.

Date: May 15, 2026	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Brian Heckathorne
	Edward C. DeFeudis		Brian Heckathorne
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

