Form 10-Q
period 2026-06-30
Totaligent, Inc.
filed 2026-08-19
CIK 846377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 19, 2026, the registrant had 380,841,775 outstanding shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TOTALIGENT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2026

4

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets
Cash	$665	$4,689
Prepaid expenses	1,276	5,007
Total current assets	1,941	9,696

Property and equipment, net	29,719	33,053
Capitalized software	177,193	163,718
Total assets	$208,853	$206,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$6,699	$—
Accrued compensation	190,900	—
Accrued compensation, related parties	805,298	996,198
Accrued interest	176,760	190,648
Due to related party	75	—
Convertible notes payable, in default	811,335	911,335
Notes payable	93,486	6,959
Derivative liability	115,903	265,594
Total current liabilities	2,200,456	2,370,734

Total liabilities	2,200,456	2,370,734

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.01 par value; authorized –10,000,000 shares
Series D Preferred stock, $0.01 par value; authorized –1,000,000 shares; issued and outstanding – 427,750 and 576,562 shares as of June 30, 2026 and December 31, 2025, respectively	4,278	5,766
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding - 382,091,775 and 213,601,313 shares as of June 30, 2026 and December 31, 2025, respectively	382,091	213,601
Shares to be issued	5,479	8,663
Additional paid-in capital	299,044	168,334
Accumulated deficit	(2,682,495)	(2,560,631)
Total stockholders’ deficit	(1,991,603)	(2,164,267)
Total liabilities and stockholders’ deficit	$208,853	$206,467

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Consulting expenses	—	10,000	59,469	15,536
Personnel expenses	—	30,000	—	30,000
Professional fees	24,395	35,950	50,645	70,990
General and administrative	14,876	28,555	35,270	66,002
Total operating expenses	39,271	104,505	145,384	182,528

Net operating loss	(39,271)	(104,505)	(145,384)	(182,528)

Other income (expense)
Interest expense	(16,607)	(17,115)	(34,071)	(30,907)
Gain on change in fair value of derivative liability	42,104	66,848	57,591	11,512
Loss on disposal of assets	—	—	—	(18,327)
Total other income (expense), net	25,497	49,733	23,520	(37,722)

Loss before income taxes	(13,774)	(54,772)	(121,864)	(220,250)

Provision for income tax	—	—	—	—

Net loss	$(13,774)	$(54,772)	$(121,864)	$(220,250)

Deemed contribution	—	—	—	(153,222)

Net loss available to common shareholders	$(13,774)	$(54,772)	$(121,864)	$(373,472)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	355,757,091	211,101,313	284,679,202	211,101,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	576,562	$5,766	213,601,313	$213,601	8,563,324	$8,663	$168,334	$(2,560,631)	$(2,164,267)

Common stock to be issued for services	—	—	—	—	1,815,642	1,816	52,653	—	54,469

Net loss	—	—	—	—	—	—	—	(108,090)	(108,090)

Balance March 31, 2026	576,562	$5,766	213,601,313	$213,601	10,378,966	$10,479	$220,987	$(2,668,721)	$(2,217,888)

Conversion of Series D Preferred Stock into Common Stock	(148,812)	(1,488)	148,812,000	148,812	—	—	(147,324)	—	—

Conversion of notes payable and accrued interest	—	—	14,678,462	14,678	—	—	225,381	—	240,059

Common stock to be issued for services	—	—	5,000,000	5,000	(5,000,000)	(5,000)	—	—	—

Net loss	—	—	—	—	—	—	—	(13,774)	(13,774)

Balance June 30, 2026	427,750	$4,278	382,091,775	$382,091	5,378,966	$5,479	$299,044	$(2,682,495)	$(1,991,603)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 UNAUDITED

	Preferred Stock		Common Stock		Shares to be issued		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance December 31, 2024	713,750	$7,138	211,101,313	$211,101	5,376,967	$5,476	$818,577	$(1,807,363)	38,187,500	$(972,181)	$(1,737,252)

Conversion of Series D Preferred Stock into Common Stock	(38,188)	(382)	—	—	—	—	(818,577)	(153,222)	(38,187,500)	972,181	—

Cancellation of Series D Preferred Stock	(99,000)	(990)	—	—	—	—	990	—	—	—	—

Net loss	—	—	—	—	—	—	—	(165,478)	—	—	(165,478)

Balance March 31, 2025	576,562	$5,766	211,101,313	$211,101	5,376,967	$5,476	$990	$(2,126,063)	—	$—	$(1,902,730)

Net loss	—	—	—	—	—	—	—	(54,772)	—	—	(54,772)

Balance June 30, 2025	576,562	$5,766	211,101,313	$211,101	5,376,967	$5,476	$990	$(2,180,835)	—	$—	$(1,957,502)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,864)	$(220,250)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,335	9,821
Stock issued for services	54,469	—
Gain on change in fair value of derivative liabilities	(57,591)	(11,512)
Loss on disposal of assets	—	18,327
Changes in Operating Assets and Liabilities:
Prepaid expense	3,731	5,440
Accounts payable	6,699	(7,000)
Accrued interest	34,071	30,907
Net change in cash due to operating activities	(77,150)	(174,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for capitalized software	(13,475)	(15,235)
Net change in cash due to investing activities	(13,475)	(15,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	—	230,000
Proceeds from issuance of notes payable	86,527	—
Advances received from related parties	3,117	—
Repayments to related party	(3,043)	—
Net change in cash due to financing activities	86,601	230,000

Net (Decrease) Increase in Cash	(4,024)	40,498

Cash - Beginning of the Period	4,689	22,128

Cash - End of the Period	$665	$62,626

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of Series D Preferred Stock into Common Stock	$148,812	$—
Conversion of convertible notes payable and accrued interest	$240,059	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

TOTALIGENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

Recently, Totaligent has undergone a strategic shift driven by the accelerated adoption of artificial intelligence (AI) across the digital marketing landscape. While the standalone value of the Company’s platform as a third-party SaaS product has diminished in this AI-saturated environment, its robust data assets and underlying technology remain highly valuable. In response, the Company is evolving its focus to integrate AI capabilities more deeply, targeting acquisitions of AI companies and AI-enabled businesses that can leverage the Company’s platform and data for enhanced synergies—including those outside digital marketing, such as in the AI-enabled biotech space. Additionally, the Company is exploring a re-entry into the cryptocurrency mining space, with a specific emphasis on privacy-focused cryptocurrency, to diversify our operations and capitalize on emerging opportunities in decentralized technologies.

2. Summary of significant accounting policies

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Digi have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2026 and 2025. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended December 31, 2025. The results of operations of any interim period are not necessarily indicative of the results for the full year. The year end is December 31. The unaudited consolidated financial statements include the accounts of Totaligent and Digi. Digi is a wholly owned subsidiary of Totaligent. All significant intercompany balances and transactions have been eliminated.

Reclassification of Presentation

Certain prior period amounts have been reclassified to conform with current year presentation. These reclassifications related to reclassifications from general and administrative expenses to professional fees and consulting fees. For the six months ended June 30, 2025, general and administrative expenses changed from $152,528 per filed to $66,002 per revised. For the six months ended June 30, 2025, the Company reclassified $15,536 to consulting fees and $70,990 to professional fees from general and administrative expenses. For the three months ended June 30, 2025, general and administrative expenses changed from $74,505 per filed to $28,555 per revised. For the three months ended June 30, 2025, the Company reclassified $10,000 to consulting fees and $35,950 to professional fees from general and administrative expenses. Additionally, on the balance sheet, the balance of accrued compensation of $805,298 was reclassified to accrued compensation, related parties.

Going concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2026, the Company had a net loss of $121,864, had $2,198,515 in negative working capital, accumulated deficit of $2,682,495 and stockholders’ deficit of $1,991,603. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. At June 30, 2026, the Company had cash of $665. Management is currently seeking to raise additional funds, primarily through the issuance of debt or equity securities, and estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company’s cash balances totaled $665 and $4,689, respectively.

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

Treasury stock

Treasury stock is recognized at acquisition cost and is presented as a deduction from stockholder’s equity. Upon sale of treasury shares, the realized gain or loss is recognized through the unaudited consolidated statements of stockholders’ deficit in additional paid-in capital.

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

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of June 30, 2026 and December 31, 2025, the Company has a derivative liability of $115,903 and $265,594, respectively.

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

Capitalized Software

The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software (“ASC 350-40”). The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis over three years. As of June 30, 2026, the Company’s software is in public beta stage. Once the software goes live, the Company will begin amortizing the software development costs.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting primarily of property and equipment and capitalized software, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the unaudited consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2026 and December 31, 2025, the Company had not deemed any long-lived assets as impaired, and was not aware of the existence of any indicators of impairment at such dates.

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

Advertising Costs

The Company expenses advertising costs when advertisements occur. During the three months ended June 30, 2026 and 2025, the Company recorded $0 and $2,036 in advertising, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded $0 and $3,536 in advertising, respectively. Advertising expenses are included in general and administrative expenses in the unaudited consolidated statements of operations.

Stock-based compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse. During the three and six months ended June 30, 2026, the Company recorded $0 and $54,469 in stock-based compensation expense related to common stock issuable for consulting services, respectively. There was no stock-based compensation expense recorded for the three and six months ended June 30, 2025.

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

The following potential common shares were excluded from the calculation of diluted net loss per share available to common stockholders because their effect would have been antidilutive:

	Three and six months ended June 30,
	2026	2025

Convertible notes payable	99,461,073	70,107,178
Preferred stock	427,750,000	576,562,000
Total	527,211,073	646,669,178

As of June 30, 2026 and 2025, the number of outstanding common stock plus common stock equivalents is greater than the authorized shares. However, preferred stock conversions may only take place if the Company has enough authorized and unissued shares available to accommodate the conversion. On August 14, 2026, the Company received approval to increase the authorized shares from 500,000,000 shares to 5,000,000,000 shares.

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

Recently issued accounting pronouncements

In November 2024, the FASB (“Financial Accounting Standards Board”) issued ASU 2024-04, Debt with Conversion and Other Options: Induced Conversion of Convertible Debt Instruments (Subtopic 470-20), which clarifies accounting for induced conversions of convertible debt, specifically when issuers offer “sweeteners” to prompt early conversion. It requires that for induced conversion accounting to apply, the instrument must have a substantive conversion feature and the offer must preserve the form and amount of consideration, even if settled in cash or hybrid forms. This standard is effective for annual periods beginning after December 15, 2025, and early adoption permitted. The Company adopted this guidance on January 1, 2026. The Company has not had any induced conversions of debt but if and when the Company has an induced conversion, this standard will impact the way the Company accounts for induced conversions of debt.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements which makes targeted technical corrections, clarifications and other incremental improvements to various topics in the Accounting Standards Codification, including guidance related to earnings per share, credit losses and receivables, treasury stock retirements, income taxes, revenue-related receivables and transfers of financial assets. The amendments are intended to improve the clarity and consistency of existing U.S. GAAP and generally are not expected to significantly change current accounting practice. This standard is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted, including adoption on an issue-by-issue basis. Except for the amendments to Topic 260, Earnings Per Share, which must be applied retrospectively, the amendments may be applied prospectively or retrospectively, with the transition method elected on an issue-by-issue basis. The Company expects to adopt ASU 2025-12 on January 1, 2027. The Company is currently evaluating the provisions applicable to its transactions, including the available transition elections, and the impact of adoption on its consolidated financial statements and related disclosures is not yet known or reasonably estimable.

3. Property and equipment

Property and equipment as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30,	December 31,
	2026	2025
Computer equipment	$75,000	$75,000
Computer server	19,751	19,751
	94,751	94,751
Less: Accumulated depreciation	(65,032)	(61,698)
Property and equipment - net	$29,719	$33,053

For the three months ended June 30, 2026 and 2025, the Company recorded $1,675 and $3,669 in depreciation expense, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded $3,335 and $9,821 in depreciation expense, respectively.

4. Capitalized software

Capitalized software consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Software development costs	$177,193	$163,718
Less: Accumulated amortization	—	—
Intangible assets - net	$177,193	$163,718

As of June 30, 2026, the Company’s software is in public beta stage. Once the software goes live, the Company will begin amortizing the software development costs.

5. Convertible notes payable

The following table details the Company’s convertible notes payable as of June 30, 2026 and December 31, 2025, respectively:

			Original			Principal Balance as of
		Date of Note	Principal		Interest	June 30,	December 31,
Ref No.		Issuance	Balance	Maturity Date	Rate %	2026	2025
1	*/***	6/16/2021	$20,000	12/16/2022	10	$20,000	$20,000
2	*/***	6/17/2021	50,000	12/17/2021	10	—	50,000
3	*/***	6/18/2021	50,000	12/18/2021	10	—	50,000
4	*/***	7/2/2021	16,000	1/2/2022	10	16,000	16,000
5	*/***	8/4/2021	7,000	2/4/2022	10	7,000	7,000
6	*/***	8/16/2021	54,360	2/16/2022	10	54,360	54,360
7	*/***	9/10/2021	54,360	3/10/2022	10	54,360	54,360
8	*/***	10/18/2021	54,360	4/18/2022	10	54,360	54,360
9	*/***	6/30/2023	25,000	12/30/2023	10	25,000	25,000
10	**/***	9/28/2023	80,000	3/28/2024	6	80,000	80,000
11	**/***	9/29/2023	80,000	6/29/2024	6	80,000	80,000
12	**/***	10/1/2023	10,000	3/31/2024	6	10,000	10,000
13	*/***	10/13/2023	19,750	4/13/2024	10	19,750	19,750
14	**/***	8/7/2024	30,000	2/7/2025	6	30,000	30,000
15	**/***	8/26/2024	30,000	2/26/2025	6	30,000	30,000
16	**/***	10/29/2024	7,000	4/29/2025	6	7,000	7,000
17	**/***	11/27/2024	25,000	5/27/2025	6	25,000	25,000
18	**/***	12/2/2024	25,000	6/2/2025	6	25,000	25,000
19	**/***	12/9/2024	25,000	6/9/2025	6	25,000	25,000
20	**/***	12/18/2024	18,505	6/18/2025	6	18,505	18,505
21	**/***	2/18/2025	30,000	8/18/2025	6	30,000	30,000
22	**/***	3/28/2025	100,000	8/18/2025	6	100,000	100,000
23	**/***	4/1/2025	100,000	10/1/2025	6	100,000	100,000
		Total				$811,335	$911,335

*The conversion price is the average closing bid price for the 10 trading days prior to the conversion date multiplied by 80%, not to exceed $0.01.

**The conversion price is fixed at $0.01 per share.

*** In default as of June 30, 2026.

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

During the three and six months ended June 30, 2026, the holder converted Note 2 ($50,000 in principal and $23,986 in accrued interest) and Note 3 ($50,000 in principal and $23,973 in accrued interest) into 14,678,462 shares of common stock. In addition to the notes and accrued interest converted, the derivative liability of $92,100 associated with these notes was extinguished.

During the three months ended June 30, 2026 and 2025, the Company recorded $14,720 and $17,115 in interest expense, respectively, related to the convertible notes. During the six months ended June 30, 2026 and 2025, the Company recorded $31,663 and $30,907 in interest expense, respectively, related to the convertible notes.

6. Notes payable

The following table details the Company’s notes payable as of June 30, 2026 and December 31, 2025, respectively:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	June 30,	December 31,
Ref No.	Issuance	Balance	Maturity Date	Rate %	2026	2025
1	12/22/2025	$5,000	06/22/2026	10	$5,000	$5,000
2	12/24/2025	1,959	06/24/2026	10	1,959	1,959
3	01/27/2026	1,400	07/27/2026	10	1,400	—
4	02/24/2026	17,000	08/24/2026	10	17,000	—
5	02/24/2026	15,000	08/24/2026	10	15,000	—
6	03/17/2026	3,671	09/17/2026	10	3,670	—
7	03/24/2026	2,000	09/24/2026	10	2,000	—
8	4/1/2026	10,000	10/1/2026	10	10,000	—
9	4/8/2026	2,457	10/8/2026	10	2,457	—
10	5/6/2026	15,000	11/5/2026	10	15,000	—
11	5/14/2026	15,000	11/14/2026	10	15,000	—
12	5/28/2026	5,000	11/28/2026	10	5,000	—

	Total				$93,486	$6,959

During the three months ended June 30, 2026 and 2025, the Company recorded $1,887 and $0 in interest expense, respectively, related to the notes. During the six months ended June 30, 2026 and 2025, the Company recorded $2,408 and $0 in interest expense, respectively, related to the notes.

7. Derivative liabilities

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2026 and December 31, 2025 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	37,232,223	$115,903
Total	37,232,223	$115,903

	December 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	27,453,485	$265,594
Total	27,453,485	$265,594

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended June 30, 2026 and 2025:

	For the three months ended
	June 30, 2026	June 30, 2025
Embedded derivatives	$42,104	$66,848
Loss on issuance of derivative	—	—
Total (gain) loss	$42,104	$66,848

	For the six months ended
	June 30, 2026	June 30, 2025
Embedded derivatives	$57,591	$11,512
Loss on issuance of derivative	—	—
Total (gain) loss	$57,591	$11,512

Current accounting principles that are provided in ASC 815 require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model (“MCS”), valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The MCS technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price. Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	December 31, 2025	June 30, 2026
Quoted market price on valuation date	$0.014 - 0.045	$0.020	$0.007
Effective contractual conversion rates	$0.0118 – 0.0366	$0.018	$0.0098
Contractual term to maturity	0.5 Years	0.75 Years	0.50 Years
Market volatility:
Volatility	200.36%-332.78%	122.75%-209.58%	154.86%-287.71%
Risk-adjusted interest rate	10%	10%	10%

The following table reflects the issuances of embedded derivatives, conversions, and changes in fair value inputs and assumptions related to the embedded derivatives as of June 30, 2026 and December 31, 2025:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Balances at beginning of period	$265,594	$158,055
Issuances of embedded derivatives	—	—
Conversions/extinguishments	(92,100)	—
Changes in fair value inputs and assumptions reflected in income	(57,591)	107,539
Balances at end of period	$115,903	$265,594

8. Commitments and contingencies

Legal contingencies

From time to time, the Company may be subject to claims, disputes, demand letters, or other legal matters arising in the ordinary course of business; however, management does not believe that any such matters, whether currently asserted or previously threatened, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations. As of June 30, 2026, the Company was not subject to any actual, threatened or pending legal actions or claims.

Significant agreements and contracts

On September 8, 2025, the Company entered into an Investor Relations/Public Relations Consulting and Services Agreement with a consultant. Under the Agreement, the consultant was to provide investor relations, corporate communications, and public relations services to the Company for a six-month term beginning September 8, 2025 and ending March 6, 2026, with automatic month-to-month renewal thereafter unless terminated.

As consideration for these services, the Company agreed to issue to the Consultant five million (5,000,000) shares of restricted common stock of the Company, deliverable on March 9, 2026. The shares were valued at $150,000, or $0.03 per share. As of June 30, 2026, the consultant has earned the full 5,000,000 shares. During the six months ended June 30, 2026, the Company recorded $54,469 in stock issuable for services related to this agreement. The agreement was terminated on March 9, 2026. The 5,000,000 shares were issued on June 1, 2026.

On April 20, 2026, the Company entered into Accrued Salary Reduction Agreements with three employees, pursuant to which the employees forgave $580,786 in accrued compensation owed by the Company, thereby reducing the Company’s outstanding liabilities. However, these agreements are contingent upon the closing of the Aethereum acquisition.

On April 10, 2026, the Company entered into a Definitive Agreement (the “Agreement”) with Ivan Klarich for the strategic contribution of certain intangible assets related to the Aetherium Medical platform (the “Aetherium Assets”), consisting primarily of trade secrets, know-how, business relationships, network contacts, operational infrastructure, and related intangibles developed by the Aetherium team. The transactions contemplated by the Agreement include, among other things: (i) the formation by the Company of a wholly owned Delaware limited liability company subsidiary named Aetherium Medical LLC (the “Aetherium Entity”); (ii) the contribution of the Aetherium Assets to the Aetherium Entity; (iii) the appointment of Mr. Klarich as President of the Company (which occurred upon execution of the Agreement) and as a member of the Board of Directors promptly following closing; (iv) execution of an employment agreement with Mr. Klarich; (v) the issuance of Series D Preferred Stock (or Common Stock at the Company’s election) representing an initial approximately 10% fully diluted equity interest upon closing, plus additional milestone-based equity as set forth in Exhibit B to the Agreement; and (vi) related actions, including execution of Accrued Salary Reduction Agreements reducing certain accrued salary obligations by 70%.

The original Closing Date under the Agreement was approximately 30 days after the Effective Date (subject to mutual agreement), with an Outside Date of 60 days after the Effective Date. On May 18, 2026, holders of a majority of the voting power of the Company’s outstanding capital stock (approximately 56.13%) approved the Agreement and the transactions contemplated thereby by written consent, and the Board of Directors of the Company ratified, affirmed, and approved the Agreement and related actions by unanimous written consent.

As of the date of this Quarterly Report on Form 10-Q, the Closing has not occurred. Under Section 9.7 of the Agreement, the Company agreed to use its commercially reasonable best efforts to provide funding for the operating and development needs of the Aetherium Entity (or any related joint venture). The Parties acknowledged that funding levels would depend on the Company’s financial condition, capital-raising efforts, and operational needs, and that failure to provide such funding would not constitute a breach of the Agreement or give rise to termination, unwind, rescission, or equity forfeiture rights. The Company has been unable to raise sufficient capital to support execution of the Aetherium business plan on the contemplated timeline. As a result, consummation of the transactions remains uncertain and is in jeopardy.

There can be no assurance that the Company will successfully raise the necessary capital, that the Parties will mutually agree to extend the Outside Date or waive remaining conditions, or that the Closing will occur. If the transactions do not close, the Company will not receive the contribution of the Aetherium Assets, will not issue the initial Closing equity or subsequent milestone equity under the Agreement, and Mr. Klarich’s appointment to the Board will not occur under the terms of the Agreement (although he continues to serve as President). The Company continues to evaluate its strategic alternatives, capital-raising efforts, and the status of the Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Definitive Agreement (including exhibits and schedules), the Board and stockholder written consents, and related documents previously filed or described in the Company’s Current Reports on Form 8-K.

9. Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.01 per share. The Company has 1,000,000 shares authorized for Series D Preferred Stock. As of June 30, 2026 and December 31, 2025, the Company had issued and outstanding 427,750 and 576,562 shares of Series D Convertible Preferred Stock, respectively. On April 6, 2026, 148,812 shares of Series D Convertible Preferred Stock was converted into 148,812,000 shares of common stock. The Company’s Board of Directors has the authority to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. The Preferred Stock shall be treated pari passu with the Common Stock except that the dividend on each share of Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the Conversion Rate, which is 1,000 shares of Common Stock for each share of Preferred Stock. The Preferred Stock is not entitled to a liquidation preference and conversions can only occur when sufficient shares are available to be issued.

Common Stock

As of June 30, 2026 and December 31, 2025, respectively, the Company had authorized 500,000,000 shares of its common stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, the Company had 382,091,775 and 213,601,313 shares issued and outstanding, respectively.

As of June 30, 2026, the Company had 382,091,775 common shares outstanding and 527,211,073 common stock equivalents related to convertible notes payable and convertible preferred stock. As of June 30, 2026 and December 31, 2025, the number of outstanding common stock plus common stock equivalents is greater than the authorized shares. However, preferred stock conversions may only take place if the Company has enough authorized and unissued shares available to accommodate the conversion. On August 14, 2026, the Company received approval to increase the authorized shares from 500,000,000 shares to 5,000,000,000 shares. See Note 13.

Shares to be issued

As of June 30, 2026 and December 31, 2025, the Company had 5,378,966 and 8,563,324 in shares to be issued, respectively. The shares to be issued consist of the following:

	June 30,	December 31,
	2026	2025
Sale of common stock	5,376,966	5,376,966
Series D Preferred Stock owed for services	2,000	2,000
Common stock owed for services	—	3,184,358
Balances at end of period	5,378,966	8,563,324

10. Income taxes

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods ending June 30, 2026 and December 31, 2025 as they incurred tax losses during both of these periods.

When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company has provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods. The Company has not taken a tax position that, if challenged, would have a material effect on the unaudited consolidated financial statements for the three and six months ended June 30, 2026 and 2025 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three and Six months ended
	June 30, 2026	June 30, 2025
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	5%	5%
Change in valuation allowance	(26)%	(26)%
Effective income tax rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three months ended
	June 30, 2026	June 30, 2025

Tax credit (expense) at statutory rate (26%)	$3,581	$13,693
Increase in valuation allowance	(3,581)	(13,693)
Net deferred income tax asset	$—	$—

	Six months ended
	June 30, 2026	June 30, 2025

Tax credit (expense) at statutory rate (26%)	$31,684	$55,063
Increase in valuation allowance	(31,684)	(55,063)
Net deferred income tax asset	$—	$—

At June 30, 2026 and December 31, 2025, the significant components of the deferred tax assets are summarized below:

	June 30,	December 31,
	2026	2025

Net operating loss carry-forward	$697,449	$665,764
Valuation allowance	(697,449)	(665,764)
Net deferred tax asset (liability)	$—	$—

As of June 30, 2026 and December 31, 2025, the Company had a federal net operating loss carryforward of approximately $2,682,495 and $2,560,631. During the six months ended June 30, 2026, the change in valuation allowance amounted to $31,684. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the unaudited consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company. The Company has filed tax returns through the 2024 year end.

11. Related party transactions

During the six months ended June 30, 2026, the Company’s CEO provided advances totaling $3,117 to the Company, of which $3,043 has been repaid. The advances are due on demand and bear no interest. As of June 30, 2026, the balance of the advance is $75.

As of June 30, 2026 and December 31, 2025, the Company has an accrued compensation balance to related parties in the amount of $805,298 and $996,198, respectively. As of June 30, 2026, $190,900 was reclassified to accrued compensation, non-related parties, as the party is no longer an officer or board member.

On April 20, 2026, the Company entered into Accrued Salary Reduction Agreements with two employees, pursuant to which the employees forgave $447,156 in accrued compensation owed by the Company, thereby reducing the Company’s outstanding liabilities. However, these agreements are contingent upon the closing of the Aethereum acquisition.

12. Accrued compensation

As of June 30, 2026 and December 31, 2025, the Company has an accrued compensation balance of $190,900 and $0, respectively . On April 20, 2026, the Company entered into Accrued Salary Reduction Agreements with a former employee, pursuant to which the former employee forgave $133,630 in accrued compensation owed by the Company, thereby reducing the Company’s outstanding liabilities. However, the agreement is contingent upon the closing of the Aethereum acquisition.

13. Subsequent events

 On July 7, 2026, the Company issued an unsecured promissory note in the amount of $10,000. The note has a coupon rate of 10% and a 6 month term.

On August 6, 2026, a shareholder returned 1,250,000 shares to the Company. During the three months ended June 30, 2026, the shareholder converted notes payable and accrued interest into common stock, which put his ownership percentage over the 4.99%. As a result, he returned to 1,250,000 shares to the Company to be compliant with the 4.99% beneficial ownership limitation. The return of shares has no impact on the conversion and the Company has no obligation to give the shareholder the shares at a future date.

On August 14, 2026, stockholders having a majority of the voting power of the outstanding shares of the Company’s stock, approved a board resolution to increase the authorized shares of common stock from 500,000,000 to 5,000,000,000, and for such increase to be completed on or before September 30, 2026.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended December 31, 2025. The unaudited consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 are compared in the sections below.

Financial Results

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

How Totaligent is Different

The Totaligent platform makes every visitor and impression a usable data point. When users run digital campaigns on Totaligent, every prospect that clicks on users’ sites, is immediately matched to the requisite data from the DMP, providing the users with crucial data points. The Totaligent platform stores the users’ data in a closed-circuit environment for use in future digital campaigns. This is the key to the Totaligent marketing platform. Totaligent can match all visitor data immediately upon landing on the users’ websites, like: device IDs, IP address, mobile number, email address, and social network profiles. This type of data allows Totaligent’s users to engage in micro-targeted person-based marketing, as opposed to blindly running ad campaigns and requesting the site visitors’ details. With Totaligent, users will now be able to access one interface to manage their Text, Email, PPC, and Push Notification campaigns to maximize their person-based marketing efforts. In an AI-saturated environment where standalone SaaS value has diminished, Totaligent’s data-rich platform remains a valuable asset, positioning it for integration with AI capabilities and acquisitions in diverse fields to drive enhanced synergies.

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

Political operatives have been known to add dirty or unfriendly email addresses to subscriber lists, causing complaints and shutdowns of valuable marketing accounts. Our service can help identify these fake addresses to protect against this dubious activity. In the evolving AI landscape, this cleaning process is being enhanced to incorporate AI-driven fraud detection, further strengthening its role in the Company’s strategic shift.

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

Six Months Ended June 30, 2026 Results of Operations Compared with Six Months Ended June 30, 2025

For the six months ended June 30, 2026 and 2025, the Company had no revenues. The Company has generated revenue in the past. However, beginning in 2025, the Company took a deliberate shift in operational focus toward the continued development and completion of the Company’s integrated digital marketing platform, including enhancements related to data infrastructure and artificial intelligence capabilities. As a result, the Company allocated substantially more resources to product development and platform optimization, which temporarily reduced its emphasis on revenue-generating managed campaigns.

The Company has not discontinued its core business operations. Rather, this period reflects a strategic transition from early-stage commercialization to platform maturation. Management believes that completing and enhancing the platform—particularly through the integration of AI-driven capabilities—positions the Company to deliver more scalable, efficient, and competitive marketing solutions.

The Company expects to resume revenue-generating activities, including managed campaigns and platform-based services, as development efforts reach completion in mid August. While the methods of delivery and scope of services may evolve, management anticipates that future revenues will be generated from the same foundational business model, leveraging the Company’s existing data assets, customer targeting capabilities, and marketing infrastructure. In addition, the Company is exploring strategic partnerships and acquisitions, as disclosed in recent filings, that are expected to further enhance revenue opportunities by utilizing the Company’s platform as a core asset.

The Company’s operating expenses decreased from $182,528 for the six months ended June 30, 2025 to $145,384 for the six months ended June 30, 2026. Consulting expenses increased by $43,933, primarily due to stock issued for services totaling $54,469. Professional fees decreased by $20,345 due to lower accounting and legal fees. General and administrative expenses decreased by $30,732, primarily due to lower software expenses following the operational shift.

Other income (expense) improved from an expense of $37,722 for the six months ended June 30, 2025 to income of $23,520 for the six months ended June 30, 2026. The Company recognized gains on changes in the fair value of derivative liabilities of $57,591 and $11,512 for the six months ended June 30, 2026 and 2025, respectively. Interest expense was $34,071 and $30,907 for those respective periods. The Company recorded no loss on disposal of assets in the current period, compared with $18,327 in the prior period.

The Company had a net loss of $121,864 for the six months ended June 30, 2026, compared with a net loss of $220,250 for the six months ended June 30, 2025. The decrease in net loss of $98,386 was primarily attributable to a $37,144 decrease in operating expenses and a $61,242 improvement in other income (expense).

Three Months Ended June 30, 2026 Results of Operations Compared with Three Months Ended June 30, 2025

For the three months ended June 30, 2026 and 2025, the Company had no revenues. The Company has generated revenue in the past. However, beginning in 2025, the Company took a deliberate shift in operational focus toward the continued development and completion of the Company’s integrated digital marketing platform, including enhancements related to data infrastructure and artificial intelligence capabilities. As a result, the Company allocated substantially more resources to product development and platform optimization, which temporarily reduced its emphasis on revenue-generating managed campaigns.

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

The Company’s operating expenses decreased from $104,505 for the three months ended June 30, 2025 to $39,271 for the three months ended June 30, 2026. Personnel expenses decreased by $30,000, professional fees decreased by $11,555 and general and administrative expenses decreased by $13,679, primarily due to nonrecurring costs services following the operational shift.

Other income decreased from $49,733 for the three months ended June 30, 2025 to $25,497 for the three months ended June 30, 2026. Gains on changes in the fair value of derivative liabilities were $42,104 and $66,848 for the current and prior-year periods, respectively. Interest expense was $16,607 and $17,115 for those respective periods. No loss on disposal of assets was recorded in either period.

The Company had a net loss of $13,774 for the three months ended June 30, 2026, compared with a net loss of $54,772 for the three months ended June 30, 2025. The decrease in net loss of $40,998 was attributable to a $65,234 decrease in operating expenses, partially offset by a $24,236 decrease in other income.

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

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(77,150)	$(174,267)
Net cash used in investing activities	(13,475)	(15,235)
Net cash provided by financing activities	86,601	230,000
Net change in cash and cash equivalents	(4,024)	40,498
Cash and cash equivalents at beginning of period	4,689	22,128
Cash and cash equivalents at end of period	$665	$62,626

Net cash used in operating activities for the six months ended June 30, 2026 was $77,150 compared to $174,267 for the six months ended June 30, 2025. This difference was primarily a result of reduced operating expenses, with the exception of consulting fees, which were paid in common stock.

During the six months ended June 30, 2026, net cash used in investing activities was $13,475, compared with $15,235 during the six months ended June 30, 2025. Financing activities provided cash of $86,601 in the current period, compared with $230,000 in the prior period. Current-period financing cash flows included $86,527 of proceeds from notes payable and $3,117 of advances from related parties, partially offset by $3,043 of repayments to related parties. Prior-period financing cash flows consisted of $230,000 of proceeds from convertible notes payable.

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

At June 30, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Edward C. DeFeudis our Chief Executive Officer and Brian Heckathorne our Director. Based on our evaluation of our disclosure controls and procedures, we concluded that, at June 30, 2026, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Edward C. DeFeudis, our Chief Executive Officer, and Brian Heckathorne, our Director, of the effectiveness of our internal control over financial reporting as of June 30, 2026. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework in Internal Control-Integrated Framework 2013. Based upon such assessment, Edward C. DeFeudis concluded that our internal controls over financial reporting are not effective based upon the Company’s small size, and limited number of personnel. As a result, the Company did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited consolidated financial statements will not be prevented or detected on a timely basis.

This interim report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this interim report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended June 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTALIGENT, INC.

Date: August 19, 2026	By:	/s/ Edward C. DeFeudis
Edward C. DeFeudis Chief Executive Officer (Principal Executive) and Chief Financial Officer & Principal Financial and Accounting Officer

By:	/s/ Edward C. DeFeudis	By:	/s/ Brian Heckathorne
	Edward C. DeFeudis		Brian Heckathorne
	President, Chief Executive Officer,		Director
Chief Financial Officer, Director

